Form 10-K
period 2001-12-31
TRIZEC PROPERTIES INC
filed 2002-03-08
CIK 1161935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to ____________.

                        Commission File Number: 001-16765

                             TRIZEC PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  33-0387846
----------------------------------------------      ----------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                   Identification No.)

   1114 Avenue of the Americas, 31st Floor
                 New York, NY                                   10036
----------------------------------------------      ----------------------------
   (Address of principal executive offices)                   (Zip Code)

                                  212-382-9300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class              Name of Exchange on Which Registered

     Common Stock, $0.01 par value                New York Stock Exchange

  Exchange Certificates, exchangeable             New York Stock Exchange
         for Common Stock

Securities registered pursuant to Section 12(g) of the Act:

           Title of Each Class              Name of Exchange on Which Registered

                 None                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The registrant is unable to calculate the aggregate market value of its outstanding common stock held by non-affiliates of the registrant because there is no public trading market for the registrant's common stock.

As of March 7, 2001, 38,220,000 shares of common stock were issued and outstanding.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I.........................................................................3

     Item 1.      Business.....................................................3
     Item 2.      Properties..................................................24
     Item 3.      Legal Proceedings...........................................36
     Item 4.      Submission of Matters to a Vote of Security Holders.........36

PART II.......................................................................36

     Item 5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................36
     Item 6.      Selected Financial Data (including Unaudited Pro Forma
                  Condensed Combined Consolidated Financial Data).............39
     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................52
     Item 7A.     Quantitative and Qualitative Disclosures About
                  Market Risk.................................................76
     Item 8.      Financial Statements and Supplementary Data.................76
     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................76

Part III......................................................................77

     Item 10.     Directors and Executive Officers............................77
     Item 11.     Executive Compensation......................................81
     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholders.........................90
     Item 13.     Certain Relationships and Related Transactions..............94

Part IV.......................................................................96

     Item 14.     Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.........................................96


                           Forward-Looking Statements

         This Form 10-K contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

         A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described under "Item 1. Business - Risk Factors" in this Form 10-K.

                                     PART I

Item 1.  Business

         In this Form 10-K, the terms "we," "us," "our" and "our company" refer to the combined operations of all of TrizecHahn Corporation's U.S. holdings, substantially all of which are owned and operated by Trizec Properties, Inc. (formerly known as TrizecHahn (USA) Corporation), TrizecHahn Developments Inc. and their respective consolidated subsidiaries. The term "Trizec Properties" refers to Trizec Properties, Inc. (formerly known as TrizecHahn (USA) Corporation) and its consolidated subsidiaries. For purposes of this Form 10-K, the subsidiaries of a person include all entities that such person controls.

                                    Overview

         TrizecHahn Corporation, our parent company, is currently proposing a corporate reorganization. For additional information about the corporate reorganization see " - The TrizecHahn Corporate Reorganization" below. As a result of this reorganization, we expect to become a publicly traded REIT and to own all of the U.S. assets that TrizecHahn Corporation currently owns, directly or indirectly. Upon completion of the corporate reorganization, we will be the second largest fully integrated, self-managed, publicly traded office company in the United States based on the square footage of our owned and managed office properties as of December 31, 2001, according to our internal estimates that are based on publicly available information about our competitors as of February 15, 2002.

         At December 31, 2001, we had total assets of $6.1 billion and owned interests in or managed 76 office properties containing approximately 49 million square feet, with our pro rata ownership interest totaling approximately 41 million square feet. Based on square footage, approximately 77% of our buildings are located in central business districts, or CBDs, of major U.S. cities, including Atlanta, Chicago, Dallas and Houston and the Los Angeles, New York and Washington, D.C. areas, and approximately 76% of our buildings are Class A. We consider Class A office buildings to be buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates and that are modern structures or have been modernized to compete with newer buildings. We also own land and development rights which would allow us to develop an additional 6.5 million square feet of office properties in key cities in the United States when and if market conditions warrant.

         We are also completing the stabilization of three destination-oriented retail and entertainment centers. We intend to complete the leasing of these projects to achieve stable operating cash flows and then to dispose of these assets in an orderly fashion over the next several years.


         Trizec (USA) Holdings, Inc. was incorporated in Delaware on October 25, 1989, changed its name to TrizecHahn (USA) Corporation in 1996 and changed its name to Trizec Properties, Inc. in 2002. We will elect to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing in 2001. As a REIT, we generally will not be subject to U.S. federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.


         We own our office property portfolio through our wholly owned subsidiary, TrizecHahn Office Properties Inc., and through some of its subsidiaries, including TrizecHahn Centers Inc. Our affiliate, TrizecHahn Developments Inc., or THDI, currently owns and manages our retail/entertainment projects. THDI was distributed out of our company in September 1999 and is currently an indirect, wholly owned subsidiary of our ultimate parent company, TrizecHahn Corporation. Prior to the completion of the corporate reorganization, THDI will be contributed back to us.

Business and Growth Strategies

         Our goal is to increase stockholder value through sustained growth in operating cash flow, thereby increasing the value of our portfolio. In the near term, we believe we can achieve our goal through the following strategies:

         o intensively managing our properties and our portfolio to maximize property operating income;

         o     improving the efficiency and productivity of our operations; and

         o     maintaining a prudent and flexible capital plan.

         Intensively Managing Our Properties and Our Portfolio

         By intensively managing our properties, we expect to maximize the property operating income, or POI, from our properties. We define POI as our total rental revenue including tenant recoveries and parking, fee and other income less our operating expenses and property taxes, and including our share of property net operating income from unconsolidated real estate joint ventures. This measure excludes property related depreciation and amortization expense. To maximize POI, we have focused on:

         o narrowing the gap between market rents and in-place rents as leases for our properties expire, and

         o     increasing occupancy in our properties.

         In 2001, average net rental rates on 8.0 million square feet of new and renewal leases increased $1.03 per square foot. This increase reflected the impact of re-leasing space in properties with in-place rents below our estimate of market rents. For our total portfolio, our estimates of market rents at December 31, 2001 were on average approximately 25% above our in-place rents. These market conditions, combined with a scheduled lease expiration profile of approximately 11.5% of occupied space at December 31, 2001 expiring annually over the next five fiscal years, should continue to contribute to future revenue growth.

         Vacant space in our portfolio, which approximated 5.7% or 2.4 million square feet at December 31, 2001, represents an opportunity to increase our cash flow.

         Cash received on our rental revenue has and will continue to benefit from contractual rental increases, opportunistic lease terminations and the execution of "blend and extend" strategies, which allow early lease renewals at rates that blend the rents of the current lease with the rents for the renewal term. For the year ended December 31, 2001, the combined impact of these leasing strategies resulted in a 6% increase in POI from comparable office properties, i.e., those office properties owned both at December 31, 2001 and 2000, and in each case for the full year.

         Our portfolio strategy is to invest in office properties in the CBDs of major metropolitan areas demonstrating high job growth. We believe that focusing on our core markets, currently Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and the Washington, D.C. area, will allow us to achieve economies of scale across a diverse base of tenants and provide for sustainable property cash flow. For the year ended December 31, 2001, our seven core markets accounted for 80% of our total office property POI. In the second quarter of 2001, we acquired, for $182 million, three Class A office buildings, totaling 818,000 square feet, located in our core markets of Chicago and Washington, D.C.

         Improving the Efficiency and Productivity of Our Operations

         Controlling both property operating expenses as well as general and administrative expenses are key to achieving our goal of maximizing our operating cash flow. In June 2001, we realigned and simplified our management structure and announced plans for consolidating our seven regional accounting, payroll and information services functions in Chicago. This reorganization will result in a net reduction of approximately 85 employees by the end of 2002. We expect our functional and office consolidations to generate general and administrative expense savings over time.

         In July 2001, to provide a foundation and foster a culture for improving productivity and margins, we announced our Six Sigma quality initiative. The Six Sigma initiative is a program for continuous process improvement designed to generate bottom-line improvement through higher levels of customer satisfaction and internal productivity. The program will focus on gross margin improvement by growing revenues, reducing the downtime between tenancies and achieving cost savings from internal productivity improvements.

         Maintaining a Prudent and Flexible Capital Plan

         We believe that, in order to maximize our cash flow growth, our asset management and operating strategies must be complemented by a capital strategy designed to maximize the return on our capital. Our capital strategy is to:

         o establish adequate working capital and lines of credit to ensure liquidity and flexibility;

         o     employ an appropriate degree of leverage;

         o maintain floating rate debt at a level that allows us to execute our portfolio realignment strategy without incurring significant prepayment penalties; and

         o actively manage our exposure to interest rate volatility through the use of long-term fixed-rate debt and various hedging strategies.

         In May 2001, we significantly strengthened our balance sheet by refinancing $1.16 billion of existing long-term debt through the private placement issuance by a special-purpose vehicle created by one of our subsidiaries of $1.44 billion of commercial mortgage pass-through certificates. The certificates are backed by mortgages that secure loans on 28 office properties and have maturities of five, seven and 10 years. At December 31, 2001, the weighted average interest rate on this debt was 4.9%, and it replaced existing debt at 7.1%. The transaction addressed near-term maturities of existing debt and also increased the ratio of fixed-rate debt to total debt to 71% at December 31, 2001 compared with 69% at the end of 2000. In addition, the provisions of the financing relating to the release and substitution of properties provide for ample flexibility to execute our portfolio realignment strategy.

         To facilitate execution of TrizecHahn Corporation's corporate reorganization and to provide liquidity and flexibility in the future, we have negotiated a $350 million senior unsecured revolving credit facility. In December 2001, $200 million of the facility was committed and closed with a group of four banks. The remaining $150 million of the facility was syndicated to a group of seven banks and closed in early January 2002. The amount currently eligible to be borrowed is $314 million.

Competition

         The leasing of real estate is highly competitive. We compete for tenants with lessors and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of our buildings. We also experience competition when attempting to acquire real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

Industry Segments and Seasonality

         Our primary business is the ownership and management of office properties. Our long-term tenants are in a variety of businesses and no single tenant is significant to our business. Our business is not seasonal.

Subsidiaries

         The following table shows our subsidiaries with total assets that constitute more than 10% of our consolidated assets as of December 31, 2001 or total revenues that constitute more than 10% of our consolidated revenues for the year ended December 31, 2001.

         Subsidiary                               Jurisdiction of Organization
         ----------                               ----------------------------

         TrizecHahn Office Properties Inc.        Delaware

         TrizecHahn Centers Inc.                  California

Employees and Organizational Structure

         At January 1, 2002, we had 1,193 employees, 972 of which were employed in our integrated office portfolio operations and 221 of which were employed in our retail/entertainment group. Of these employees, 155 were employed in our corporate offices, with the remainder employed in the operation of our property portfolio. Additionally, 160 of our employees that are employed in our office portfolio operations are represented by labor unions. We consider our labor relations to be positive and anticipate maintaining agreements with our labor unions on terms satisfactory to all parties.

         In 2001, as a result of a comprehensive review of operations directed at simplifying our management structure and realizing benefits from functional and office location consolidations, corporate leadership and portfolio management functions were centralized in New York and Chicago. Consistent with our focus on core cities, we have dedicated regional leasing and property management teams based in Atlanta, Chicago, Houston, Los Angeles, New York and Washington, D.C.

         Our retail/entertainment business is based in Los Angeles and San Diego, with standalone development, operating and financial services functions. As part of our announced functional reorganization, we will centralize financial service functions in Chicago during 2002.

                                  RISK FACTORS

         You should carefully consider the risks described below. These risks are not the only ones that our company may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and hinder our ability to make expected distributions to our stockholders.

         This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this Form 10-K.

                         Risks Relating to Our Business

         Our economic performance and the value of our real estate assets are subject to the risks incidental to the ownership and operation of real estate properties

         Our economic performance, the value of our real estate assets and, therefore, the value of your investment are subject to the risks normally associated with the ownership and operation of real estate properties, including:


        o   changes in the general and local economic        o   the attractiveness of our properties
            climate;                                             to tenants;

        o   the cyclical nature of the real estate           o   changes in market rental rates and our
            industry and possible oversupply of, or              ability to rent space on favorable terms;
            reduced demand for, space in our core
            markets;

        o   trends in the retail industry, in                o   the bankruptcy or insolvency of
            employment levels and in consumer spending           tenants;
            patterns;

        o   changes in household disposable income;          o   the need to periodically renovate,
                                                                 repair and re-lease space and the costs
                                                                 thereof;

        o   changes in interest rates and the                o   increases in maintenance, insurance
            availability of financing;                           and operating costs; and

        o   competition from other properties;               o   civil unrest, acts of terrorism,
                                                                 earthquakes and other natural disasters or
                                                                 acts of God that may result in uninsured
                                                                 losses.

         In addition, applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws may affect real estate values. Real estate investments are relatively illiquid and, therefore, our ability to vary our portfolio quickly in response to changes in economic or other conditions is limited. Further, we must make significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, throughout the period that we own real property regardless of whether the property is producing any income. The risks associated with real estate investments may adversely affect our operating results and financial position, and therefore the funds available for distribution to you as dividends.

Our inability to enter into renewal or new leases on favorable terms for all or a substantial portion of space that is subject to expiring leases would adversely affect our cash flows and operating results

         Scheduled lease expirations in our U.S. office portfolio over the next five fiscal years average approximately 11.5% annually, based on occupied space at December 31, 2001. When leases for our properties expire, we may be unable to promptly renew leases with existing tenants or lease the properties to new tenants. In addition, even if we were able to enter into renewal or new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases because:

         o the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases; or

         o tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.

         We expect significant lease expirations in 2002 among our office properties in Atlanta, Houston and the Washington, D.C. area. In order to enter into renewal or new leases for large blocks of space in these markets, we may incur higher tenant installation costs. If we are unable to enter into renewal or new leases on favorable terms for all or a substantial portion of space that is subject to expiring leases, our cash flows and operating results would suffer.

If a significant number of our tenants defaulted or sought bankruptcy protection, our cash flows and operating results would suffer

         A tenant may experience a downturn in its business, which could cause the loss of that tenant or weaken its financial condition and result in the tenant's inability to make rental payments when due. In addition, a tenant of any of our properties may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such tenant's lease and cause a reduction in our cash flows. Although we have not experienced material losses from tenant bankruptcies, we cannot assure you that tenants will not file for bankruptcy or similar protection in the future.

         We cannot evict a tenant solely because of its bankruptcy. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay in full amounts it owes us under a lease. The loss of rental payments from tenants would adversely affect our cash flows and operating results.

Our business is substantially dependent on the economic climates of seven core markets


         Our real estate portfolio consists mainly of office properties in seven core markets: Atlanta, Chicago, Dallas, Houston and the Los Angeles, New York and Washington, D.C. areas. As a result, our business is substantially dependent on the economies of these markets. Although we believe that our real estate portfolio is significantly diversified, a material downturn in demand for office space in any one of our core markets could have a material impact on our ability to lease the office space in our portfolio and may adversely impact our cash flows and operating results.

Our competitors may adversely affect our ability to lease our properties, which may cause our cash flows and operating results to suffer

         We face significant competition from developers, managers and owners of office, retail and mixed-use properties in seeking tenants for our properties. Substantially all of our properties face competition from similar properties in the same markets. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties. Competition for tenants could have a material adverse effect on our ability to lease our properties and on the rents that we may charge or concessions that we must grant. If our competitors adversely impact our ability to lease our properties, our cash flows and operating results may suffer.

We may be unable to complete the disposition of our non-core retail/entertainment properties on a timely basis or on acceptable terms

         We are currently completing the stabilization of three retail/entertainment centers. We plan to hold all three of these projects until their operations are stabilized in order to realize maximum value upon disposition. A number of factors, however, may impair our ability to dispose of these properties on a timely basis or on acceptable terms, including:

         o physical characteristics, mixes of tenants and uses, required operating resources and expertise and "anchor" tenants or other attributes that might not be considered typical for a shopping complex;

         o     the relatively large size and value of the assets;

         o     their relatively short operating histories;

         o the requirements of, and dependence of the relevant project on, contractual and working relationships with key tenants, operators, government authorities and other third parties;

         o the limited number of parties with the strategic interest and financial capability to be potential buyers of these properties; and

         o competition for tenants or customers from other projects or destinations.

         One of these projects is Hollywood & Highland, a retail, entertainment and hotel complex in Los Angeles, California that opened in late 2001. Additional factors specific to that property that may adversely affect our ability to sell it include:

         o the extent to which its revenues are derived from sources other than traditional leases of retail space; and

         o risks normally associated with hotel properties, including fluctuating and seasonal demands of business travelers and tourism, and economic conditions that may affect the demand for travel in general.

         Another property, Desert Passage in Las Vegas, Nevada, adjoins the Aladdin Hotel and Casino. The owners of the Aladdin filed for Chapter 11 reorganization in September 2001, which could adversely affect our ability to sell Desert Passage by:

         o impairing the public perception and interest of potential shoppers, tenants and purchasers in Desert Passage as a result of the perceived association with the Aladdin;

         o limiting or delaying our collection or enforcement of amounts or obligations owed to us by the Aladdin; and

         o complicating or delaying the removal of liens potentially affecting Desert Passage.

         The bankruptcy of the Aladdin is likely to have a negative impact on the property operating income of Desert Passage while we hold it for disposition, which could adversely affect our operating results.

The September 2001 terrorist attacks may adversely affect the property operating income from our properties, as well as our ability to sell properties that we are holding for disposition on a timely basis or on acceptable terms

         The September 2001 terrorist attacks in New York and Washington, D.C. and related circumstances may adversely affect the U.S. economy and, in particular, the economies of the U.S. cities that comprise our core markets. This could have a material adverse impact on our ability to lease the office space in our portfolio. As a result, the property operating income from our office properties, and therefore our operating results, may suffer.

         The September 2001 terrorist attacks also are likely to adversely affect revenues from our retail/entertainment properties, particularly Hollywood & Highland and Desert Passage, which depend on tourism for a significant portion of their visitors. The potential adverse effects on Hollywood & Highland and Desert Passage of the September 2001 terrorist attacks include:

         o reducing tourist or convention visitors or spending levels in Los Angeles and Las Vegas, particularly visitors arriving by air, a source of business upon which Las Vegas is particularly dependent;

         o reducing the number of expected guests at the hotel portion of Hollywood & Highland; and

         o reducing the number of hotel guests and casino patrons at the Aladdin Hotel and Casino and, therefore, visitors to Desert Passage.

         These and other factors are likely to have a negative effect on the property operating income of our retail/entertainment properties while we hold them for disposition, which could adversely affect our operating results. In addition, the September 2001 terrorist attacks may reduce the number, financial capabilities or strategic interest of potential buyers of these properties. Until the full impact of the September 2001 terrorist attacks is known, we may be unable to sell our retail/entertainment properties on a timely basis or on acceptable terms.

         In addition, as a consequence of the September 2001 terrorist attacks, we have increased the level of security at our properties. We may not be able to pass on all of the increased security costs to our tenants. As a result, the property operating income from our properties, and therefore our operating results, may suffer.

Our financial covenants could adversely affect our financial condition and results of operations

         The financings secured by our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, our senior unsecured revolving credit facility contains certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including debt ratios that we will be required to maintain.

         We expect to rely on borrowings under our credit facility for working capital and to finance acquisitions and development activities. Our ability to borrow under our credit facility is subject to compliance with our financial and other covenants. If we are unable to borrow under our credit facility, or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted. If we breach covenants in a debt agreement, the lender can declare a default and require us to repay the debt immediately and, if the debt is secured, can immediately take possession of the property securing the loan. In addition, some of our financings are cross-defaulted to our other indebtedness, which cross-default would give the lenders under those financings the right also to declare a default and require immediate repayment.

Our degree of leverage may adversely affect our business and the market price of our common stock

         At December 31, 2001, our leverage, which we define as the ratio of our mortgage debt and other loans less cash and cash equivalents to the sum of net debt and the book value of owner's equity, was approximately 52.8%. Furthermore, our leverage likely will increase in the future upon our anticipated acquisition of the Sears Tower in

2003. For additional information about our interest in the Sears Tower, see "Item 2. Properties - Office Property Portfolio - Investment in Sears Tower" in this Form 10-K.

         Our degree of leverage could adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, developments or other general corporate purposes. Our degree of leverage could also make us more vulnerable to a downturn in our business or the economy generally. We have entered into certain financial agreements that contain financial and operating covenants limiting our ability under certain circumstances to incur additional secured and unsecured indebtedness. There is also a risk that a significant increase in the ratio of our indebtedness to the measures of asset value used by financial analysts may have an adverse effect on the market price of our common stock.

Because we must distribute a substantial portion of our net income to qualify as a REIT, we may be dependent on third-party sources of capital to fund our future capital needs

         To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund all of our future capital needs, including capital for property acquisitions and developments, from our net income. Therefore, we may have to rely on third-party sources of capital, which may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional debt financings may substantially increase our leverage.

We face risks associated with the use of debt to finance our business, including refinancing risk

         We incur debt in the ordinary course of our business. We expect that we will repay prior to maturity only a small portion of the principal of our debt. We therefore plan to meet our maturing debt obligations partly with existing cash and available credit, cash flows from operations and sales of non-core assets, but primarily through the refinancing of maturing debt obligations with other debt. We are subject to risks normally associated with debt financing, and our ability to refinance our debt will depend on:

         o     our financial position;

         o     the value of our properties;

         o     liquidity in the debt markets;

         o the availability on commercially acceptable terms of insurance coverage required by lenders;

         o     general economic and real estate market conditions; and

         o financial, competitive, business and other factors, including factors beyond our control.

         We cannot assure you that any refinancing of debt with other debt will be possible on terms that are favorable or acceptable to us. If we cannot refinance, extend or pay principal payments due at maturity with the proceeds of other capital transactions, such as new equity capital, our cash flows will not be sufficient in all years to repay all maturing debt.

Restrictions in loan agreements may limit the distributions we receive from our operating subsidiaries and the amounts available for distributions to you as dividends on our common stock

         We conduct our operations through operating subsidiaries. We and some of our subsidiaries, including subsidiaries that carry on a substantial part of our overall business, are parties to loan agreements containing provisions that require the maintenance of financial ratios and impose limitations on additional indebtedness and distributions in respect of capital stock. These provisions may limit the amount and flexibility of our current and future financings, the receipt of cash distributions from some of our subsidiaries and, therefore, the amounts that will be available for distributions to you as dividends on our common stock. In addition, to qualify as a REIT we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. The provisions in loan agreements discussed above may impair our ability to make the requisite distributions to our stockholders and may force us to borrow funds on a short-term basis to meet the distribution requirements. We cannot assure you that we will be able to borrow funds on terms that are favorable to us.

If we are unable to manage our interest rate risk effectively, our cash flows and operating results may suffer


         As at December 31, 2001 we had approximately $889.7 million of debt outstanding that is subject to variable interest rates, and we may incur additional debt that bears interest at variable rates. Accordingly, if interest rates increase, our debt costs will also increase. To manage our interest rate risk, we enter into interest rate protection agreements consisting of swap contracts and cap contracts. Despite our hedging activities, we cannot assure you that we will be able to manage our interest rate risk effectively or that our variable rate exposure will not have a material adverse effect on our cash flows and operating results.


Environmental problems at our properties are possible, may be costly and may adversely affect our operating results or financial condition

         We are subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws, we are exposed to liability primarily as an owner or operator of real property and, as such, we may be responsible for the cleanup or other remediation of contaminated property. Contamination for which we may be liable could include historic contamination, spills of hazardous materials in the course of our tenants' regular business operations and spills or releases of hydraulic or other toxic oils. An owner or operator can be liable for contamination or hazardous or toxic substances in some circumstances whether or not the owner or operator knew of, or was responsible for, the presence of such contamination or hazardous or toxic substances. In addition, the presence of contamination or hazardous or toxic substances on property, or the failure to properly clean up or remediate such contamination or hazardous or toxic substances when present, may materially and adversely affect our ability to sell or rent such contaminated property or to borrow using such property as collateral.

         Asbestos-containing material, or ACM, is present in some of our properties. Environmental laws govern the presence, maintenance and removal of asbestos. We believe that we manage ACM in accordance with applicable laws. We plan to continue managing ACM as appropriate and in accordance with applicable laws and believe that the cost to do so will not be material.

         Environmental laws and regulations can change rapidly, and we may become subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on our operating results or financial condition. We believe that our exposure to environmental liabilities under currently applicable laws is not material. We cannot assure you, however, that we currently know of all circumstances that may give rise to such exposure.

If we were required to accelerate our efforts to comply with the Americans with Disabilities Act, our cash flows and operating results could suffer

         All of our properties must comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require us to remove access barriers, and non-compliance could result in the imposition of fines by the U.S. government or an award of damages to private litigants. We believe that the costs of compliance with the ADA will not have a material adverse effect on our cash flows or operating results. However, if we must make changes to our properties on a more accelerated basis than we anticipate, our cash flows and operating results could suffer.

Additional regulations applicable to our properties may require us to make substantial expenditures to ensure compliance, which could adversely affect our cash flows and operating results

         Our properties are, and properties that we may acquire in the future will be, subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. If we fail to comply with these requirements, governmental authorities may impose fines on us or private litigants may be awarded damages against us.

         We believe that our properties are currently in substantial compliance with all applicable regulatory requirements. New regulations or changes in existing regulations applicable to our properties, however, may require us to make substantial expenditures to ensure regulatory compliance, which would adversely affect our cash flows and operating results.

Our insurance may not cover some potential losses

         We carry comprehensive general liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. Some types of risks, generally of a catastrophic nature such as from war or environmental contamination, however, are either uninsurable or not economically insurable.

         Our properties are currently insured against acts of terrorism, subject to policy limits and deductibles and subject to exceptions for terrorist acts that constitute acts of war. Although we expect that the cost of insurance covering terrorist acts will increase significantly in light of the September 2001 terrorist attacks in New York and Washington, D.C., we believe that we will be able to maintain insurance coverage for terrorist acts with our current insurers until at least December 2002 and that we will be able to pass a substantial portion of any increased costs on to tenants through increased rents. We cannot assure you, however, that insurance coverage for acts of terrorism will continue to be available on commercially acceptable terms or that we will be able to pass on a significant portion of any cost increases. In addition, we cannot assure you that our insurers will be able to maintain reinsurance sufficient to cover any losses that may be incurred as a result of terrorist acts.

         We currently have insurance for earthquake risks, subject to certain policy limits and deductibles, and will continue to carry such insurance if it is economical to do so. We cannot assure you that earthquakes may not seriously damage our properties, several of which are located in California, historically an earthquake-prone area, and that the recoverable amount of insurance proceeds will be sufficient to fully cover reconstruction costs and losses suffered. Should an uninsured or underinsured loss occur, we could lose our investment in, and anticipated income and cash flows from, one or more of our properties, but we would continue to be obligated to repay any recourse mortgage indebtedness on such properties.

         Additionally, although we generally obtain owner's title insurance policies with respect to our properties, the amount of coverage under such policies may be less than the full value of such properties. If a loss occurs resulting from a title defect with respect to a property where there is no title insurance or the loss is in excess of insured limits, we could lose all or part of our investment in, and anticipated income and cash flows from, that property.

We do not have sole control over the properties that we hold with co-venturers or partners or over the revenues and certain decisions associated with those properties

         We participate in nine office joint ventures or partnerships. The office properties that we own through joint ventures or partnerships total approximately 7.6 million square feet, with our ownership interest totaling 3.6 million square feet. We also own a hotel in a joint venture. A joint venture or partnership involves risks, including the risk that a co-venturer or partner:

         o may have economic or business interests or goals that are inconsistent with our economic or business interests or goals;

         o may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to our real estate investments; and

         o may have to give its consent with respect to certain major decisions, including the decision to distribute cash, refinance a property or sell a property.

         We do not have sole control of certain major decisions relating to the properties in which we have less than a 100% interest, including decisions relating to:

         o     the sale of the properties;

         o     refinancing;

         o timing and amount of distributions of cash from such properties to us;

         o     capital improvements; and

         o     calling for capital contributions.

         In some instances, although we are the property manager for a joint venture, the other joint venturer retains approval rights over specific leases or our leasing plan. In addition, the sale or transfer of interests in some of our joint ventures and partnerships is subject to rights of first refusal or first offer and some joint venture and partnership agreements provide for buy-sell or similar arrangements. Such rights may be triggered at a time when we may not want to sell but may be forced to do so because we may not have the financial resources at that time to purchase the other party's interest. Such rights may also inhibit our ability to sell our interest in a property or a joint venture or partnership within our desired time frame or on any other desired basis.

Our historical financial information may not be representative of our financial position, operating results and cash flows as a separate company

         Our combined consolidated financial statements have been carved out from the consolidated financial statements of TrizecHahn Corporation using the historical operating results and historical bases of the assets and liabilities of the businesses that we comprise. Accordingly, the historical financial information that we have included in this Form 10-K does not necessarily reflect what our financial position, operating results and cash flows would have been had we been a separate, stand-alone public entity during the periods presented.

         TrizecHahn Corporation did account for us, and we operated, as separate, stand-alone entities for the periods presented. Our costs and expenses include payments made to TrizecHahn Corporation for direct reimbursement of third-party purchased services and a portion of salaries, for certain employees, for direct services rendered. We consider these charges to be reasonable reflections of the use of services provided to us or the benefit that we received.

         Our historical financial information is not necessarily indicative of what our operating results, financial position and cash flows will be in the future. We have not made adjustments to our historical financial information to reflect changes that will occur in our cost structure as a result of the corporate reorganization, including increased costs associated with being a publicly traded, stand-alone company. These incremental costs will include, but are not limited to, additional senior management compensation expense, to supplement the existing management team, and internal and external public company corporate compliance costs.

Our failure to qualify as a REIT would decrease the funds available for distribution to our stockholders and adversely affect the market price of our common stock

         Determination of REIT status is highly technical and complex. Even a technical or inadvertent mistake could endanger our REIT status. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be within our control. For example, the Internal Revenue Service, or IRS, could change tax laws and regulations or the courts may issue new rulings that make it impossible for us to maintain REIT status. We do not believe that any pending or proposed law changes could change our REIT status.

         If we fail to qualify for taxation as a REIT in any taxable year:

         o we will be subject to tax on our taxable income at regular corporate rates;

         o we will not be able to deduct, and will not be required to make, distributions to stockholders in any year in which we fail to qualify as a REIT; and

         o unless we are entitled to relief under specific statutory provisions, we will be disqualified from taxation as a REIT for the four taxable years following the year during which we lost our qualification.

The consequences of failing to qualify as a REIT would adversely affect the market price of our common stock.

         Shearman & Sterling, our special counsel, has given us an opinion to the effect that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended, and that our proposed method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. Our special counsel's opinion is based on assumptions and factual representations made by us regarding our ability to meet the requirements for qualification as a REIT and is not binding on the IRS or any court. Moreover, our special counsel does not review or monitor our compliance with the requirements for REIT qualification on an ongoing basis. We cannot guarantee that we will be qualified and taxed as a REIT because our qualification and taxation as a REIT will depend upon our ability to meet the requirements imposed under the Internal Revenue Code of 1986, as amended, on an ongoing basis.

In order to maintain our status as a REIT, we may be forced to borrow funds during unfavorable market conditions

         To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. This requirement limits our ability to accumulate capital. We may not have sufficient cash or other liquid assets to meet REIT distribution requirements. As a result, we may need to incur debt to fund required distributions when prevailing market conditions are not favorable. Difficulties in meeting distribution requirements may arise as a result of:

         o differences in timing between when we must recognize income for U.S. federal income tax purposes and when we actually receive income;

         o     the effect of non-deductible capital expenditures;

         o     the creation of reserves; or

         o     required debt or amortization payments.

         If we are unable to borrow funds on favorable terms, our ability to make distributions to our stockholders and our ability to qualify as a REIT may suffer.

                       Risks Relating to Our Capital Stock

Our common stock has not traded publicly, and the market price of our common stock and exchange certificates may decline

         Prior to the corporate reorganization, there has not been a public market for our common stock. We cannot assure you that the market price of our common stock will remain at or above its initial market price. In addition, each of our exchange certificates will represent one share of underlying common stock. The value of our exchange certificates therefore will depend on the market price of our common stock. If the market price of our common stock declines, you may lose all or part of your investment in our common stock or exchange certificates.

An ownership limitation in our certificate of incorporation may adversely affect the market price of our common stock

         Our certificate of incorporation contains an ownership limitation that is designed to enable us to qualify as a "domestically-controlled REIT" within the meaning of Section 897(h)(4)(B) of the Internal Revenue Code of 1986, as amended. This limitation restricts any person that is not a qualifying U.S. person from beneficially owning our capital stock if that person's holdings, when aggregated with shares of our capital stock beneficially owned by all other persons that are not qualifying U.S. persons, would exceed 45% by value of our issued and outstanding capital stock.

         As a result of our enforcement of this ownership limitation, persons other than qualifying U.S. persons will be effectively excluded from the market for our common stock. The inability of holders of our common stock to sell their shares to persons other than qualifying U.S. persons, or the perception of this inability, may adversely affect the market price of our common stock.

Higher market interest rates may adversely affect the market price of our common stock

         One of the factors that investors may consider important in deciding whether to buy or sell shares of a real estate investment trust is the dividend with respect to such real estate investment trust's shares as a percentage of the price of those shares, relative to market interest rates. If market interest rates go up, prospective purchasers of shares of our common stock may require a higher yield on our common stock. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to go down.

If a large number of exchange certificates are delivered in the corporate reorganization, the market price of our common stock may be adversely affected over the short term

         In connection with the corporate reorganization, TrizecHahn Corporation shareholders who do not certify that they are qualifying U.S. persons may receive exchange certificates representing underlying shares of our common stock, which a custodian will hold for their benefit. During the three-month period after the exchange certificates are first delivered, they will be exchangeable for underlying shares of common stock on a one-for-one basis on the condition that the exchange certificate holder provides us with certification that it is a qualifying U.S. person. The exchange certificates will be freely transferable. Any exchange certificates that remain unexchanged at the end of the three-month exchange period will expire, and a third-party market agent will automatically sell the underlying shares of common stock within five trading days on the open market to qualifying U.S. persons on behalf of the exchange certificate holders.

         If a large number of exchange certificates are delivered in the corporate reorganization to initial holders that cannot certify qualifying U.S. person status, there may be significant sales of exchange certificates during the three-month exchange period, which may adversely affect the market price of our common stock over this period. Should a large number of exchange certificates remain unexchanged at the end of the three-month exchange period, the custodian will be required to sell a large number of underlying shares of our common stock in a short time period, which may also adversely affect the market price of our common stock.

As long as P.M. Capital Inc., a corporation controlled by Peter Munk, maintains its ownership interest in Trizec Canada Inc., Peter Munk will control the election of members of our board of directors until January 1, 2008 and may exercise his voting power in a manner adverse to you

         Peter Munk, the Chairman of TrizecHahn Corporation, controls P.M. Capital Inc. After the completion of the corporate reorganization, P.M. Capital, through its ownership of Trizec Canada Inc.'s multiple voting shares, will have a majority of the votes in elections of Trizec Canada Inc.'s board of directors and on other matters to be voted on by Trizec Canada Inc. shareholders. Trizec Canada Inc., through its indirect ownership of our common stock and special voting stock, will have a majority of the votes in elections of our board of directors until January 1, 2008, provided that Trizec Canada Inc. or its subsidiaries hold our special voting stock until such time. Peter Munk's effective control of Trizec Canada Inc. will therefore enable him to elect our entire board of directors and to exercise a controlling influence over our business and affairs. Although a nominating committee composed of independent members of our board of directors will nominate candidates for election to our board, Peter Munk may exercise his control over us to elect alternative candidates or to replace our board of directors at any time. Peter Munk may exercise his controlling influence over our business and affairs in a manner that is adverse to you.

The sale or availability for sale of approximately 60 million shares of our common stock expected to be owned indirectly by Trizec Canada Inc. upon the completion of the corporate reorganization or shares of our common stock that may be issued thereafter could adversely affect the market price of our common stock and exchange certificates

         On completion of the corporate reorganization, we anticipate that approximately 150 million shares of our common stock will be outstanding. Of those shares, approximately 60% will be held by qualifying U.S. persons, and the remaining approximately 40% will be held by Trizec Canada Inc. indirectly through a wholly owned Hungarian subsidiary. Dispositions of this 40% of our common stock may occur in the following circumstances:

         o Trizec Canada Inc. shareholders will have the right to redeem their shares from time to time, and Trizec Canada Inc. will have the option of satisfying these redemptions with shares of our common stock held by the Hungarian subsidiary.

         o The Hungarian subsidiary will pledge as collateral for a secured credit facility all shares of our common stock that it holds, and in the event of a default the pledgee under that facility may realize on the pledge and sell the shares.

         o Trizec Canada Inc. may cause the Hungarian subsidiary to dispose of some or all of the shares of our common stock held by the Hungarian subsidiary at any time for any reason.

         To permit market sales of our common stock in the circumstances described above, including by subsequent holders, we intend to register all such common stock under the Securities Act of 1933, as amended.

         After completion of the corporate reorganization, we may issue additional shares of our common stock:

         o     upon exercises of our stock options and warrants; and

         o upon conversions of our Class F convertible stock; for additional information on the conversion of our Class F convertible stock, see " - The issuance of additional shares of our common stock pursuant to the terms of our Class F convertible stock may dilute your interest in our company and adversely affect the market price of our common stock" below.

We expect to register all of these shares of our common stock under the Securities Act of 1933.

         We cannot predict what effect, if any, market sales of shares of our common stock held indirectly by Trizec Canada Inc. or issued upon exercises of our stock options or warrants or upon conversions of our Class F convertible stock would have on the market price of our common stock and exchange certificates. We are also unable to predict what effect, if any, the availability of any of these shares for future sale may have on the market price of our common stock and exchange certificates. Future sales of substantial amounts of our common stock, or the perception that these sales could occur, may adversely affect the market price of our common stock and exchange certificates.

Limits on changes of control may discourage takeover attempts that may be beneficial to holders of our common stock

         Provisions of our certificate of incorporation and bylaws, as well as provisions of the Internal Revenue Code of 1986, as amended, and Delaware corporate law, may:

         o delay or prevent a change of control over us or a tender offer for our common stock, even if those actions might be beneficial to holders of our common stock; and

         o limit our stockholders' opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.

         For example, primarily to facilitate the maintenance of our qualification as a REIT, our certificate of incorporation generally prohibits ownership, directly or indirectly, by any single stockholder of more than 9.9% of the value of outstanding shares of our capital stock. Our board of directors may modify or waive the application of this ownership limit with respect to one or more persons if it receives a ruling from the Internal Revenue Service or an opinion of counsel concluding that ownership in excess of this limit will not jeopardize our status as a REIT. The ownership limit, however, may nevertheless have the effect of inhibiting or impeding a change of control over us or a tender offer for our common stock.

An anticipated increase in non-Canadian taxes applicable to dividends that we pay to a Hungarian subsidiary of Trizec Canada Inc. may decrease the amount of funds we have available for distribution as dividends on our common stock

         On completion of the corporate reorganization, Trizec Canada Inc. will own approximately 40% of our common stock indirectly through a wholly owned Hungarian subsidiary that is currently an indirect, wholly owned subsidiary of TrizecHahn Corporation. The Hungarian subsidiary and its shareholders will be subject to non-Canadian taxes, expected to be only U.S. and Hungarian cross-border withholding taxes, in respect of dividends paid by us and by the Hungarian subsidiary.

         The Hungarian subsidiary currently holds and, on completion of the corporate reorganization, will hold all of our special voting stock. As the holder of this stock, the Hungarian subsidiary is entitled to dividends from us that, when aggregated with dividends received by the Hungarian subsidiary on our common stock and after deducting related non-Canadian taxes, will equal the dividends received by our U.S. stockholders on our common stock on a per share basis. Dividends on our special voting stock will be payable only in connection with common stock dividends paid within 66 months after the effective date of the corporate reorganization.

         The U.S.-Hungary income tax treaty generally provides for a reduced rate of U.S. cross-border withholding taxes applicable to dividends paid by us to the Hungarian subsidiary. The income tax treaty is currently being renegotiated. We expect that as a result of the renegotiation, the effective rate of non-Canadian taxes required to be paid on the aforementioned common stock and special voting stock dividends will increase from approximately 10% to approximately 30%. We do not presently know how long the renegotiation process will take. If, however, an increased tax rate took effect at any time prior to the expiration of the dividend right on our special voting stock, any dividends paid on our special voting stock would increase, thereby decreasing the amount of funds available for distribution as dividends on our common stock.

The issuance of additional shares of our common stock pursuant to the terms of our Class F convertible stock may dilute your interest in our company and adversely affect the market price of our common stock

         In general, a foreign corporation disposing of a U.S. real property interest, including shares of U.S. corporations whose principal assets are U.S. real estate, is subject to a tax, known as FIRPTA tax, equal to 35% of the gain recognized on the disposition of that property interest. If, however, the interest being disposed of is an interest in a REIT that qualifies as a "domestically-controlled REIT" within the meaning of Section 897(h)(4)(B) of the Internal Revenue Code of 1986, as amended, no FIRPTA tax is payable. Whether we will qualify as a "domestically-controlled REIT" on any date will depend on our ability to demonstrate that less than 50% of our capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on that date.

         If TrizecHahn Corporation, Trizec Canada Inc. or their subsidiaries incur FIRPTA tax and any related costs, interest and penalties in connection with:

         o     the corporate reorganization, or

         o specified future transactions or events that allow for the conversion of our Class F convertible stock into common stock, including:

               o dispositions of our common stock in connection with major corporate transactions or events, such as mergers, requiring the approval of a specified portion of our common stockholders or the tendering of a specified portion of our common stock to effect those transactions or events, and

               o transactions or events after the end of the five-year period required for our qualification as a "domestically-controlled REIT,"

our Class F convertible stock will be convertible into shares of our common stock in the manner prescribed by our certificate of incorporation. The indirect, wholly owned Hungarian subsidiary of TrizecHahn Corporation that, after the corporate reorganization, will be an indirect, wholly owned subsidiary of Trizec Canada Inc. holds all of our Class F convertible stock.

         We believe that none of TrizecHahn Corporation, Trizec Canada Inc. or their subsidiaries should incur a material amount of FIRPTA tax in connection with any of the transfers made as part of the corporate reorganization. We cannot assure you, however, that no material amount of FIRPTA tax would be payable.

         We are not currently planning to undertake any transactions or events after the corporate reorganization that would allow for the conversion of our Class F convertible stock, including any transactions or events requiring the approval of a specified portion of our common stockholders or the tendering of a specified portion of our common stock to effect those transactions or events. We cannot assure you, however, that any of those transactions or events will not take place during the five-year period required for our qualification as a "domestically-controlled REIT." If any such transactions or events were to take place at such time, Trizec Canada Inc. or its subsidiaries might incur at least some amount of FIRPTA tax. Furthermore, the existence of our Class F Convertible Stock may have the effect of inhibiting or impeding a change of control over us or a tender offer for our common stock.

         We believe that after the end of the five-year period required for our qualification as a "domestically-controlled REIT," neither Trizec Canada Inc. nor its subsidiaries should incur a material amount of FIRPTA tax under circumstances that would allow the holder of our Class F convertible stock to exercise its conversion right. Based on all of the facts and circumstances, we believe that 63 months after the effective date of the corporate reorganization we will be able to demonstrate that during the relevant time period less than 50% of our capital stock, by value, was owned directly or indirectly by persons who were not qualifying U.S. persons and that, as a result, we will then qualify as a "domestically-controlled REIT."

         Our certificate of incorporation and corporate policies are designed to enable us to qualify as a "domestically-controlled REIT" as planned. The ownership restrictions relating to non-U.S. persons in our certificate of incorporation will prohibit ownership by persons if such ownership would cause us to violate the requirements for being a "domestically-controlled REIT." We believe these provisions will be effective, although certainty in this regard is not possible. Legislative developments during the relevant five-year qualification period could also affect our ability to qualify as a "domestically-controlled REIT." Therefore, we cannot assure you that we will become a "domestically-controlled REIT" 63 months after the effective date of the corporate reorganization.

         If any of TrizecHahn Corporation, Trizec Canada Inc. or their subsidiaries incur FIRPTA tax in connection with the circumstances discussed above, our Class F convertible stock will be convertible into additional shares of our common stock. If we are required to issue additional shares of our common stock pursuant to the terms of our Class F convertible stock, all shares of our common stock, including those held indirectly by Trizec Canada Inc., would suffer immediate dilution. In addition, the sale of our common stock by Trizec Canada Inc. or its subsidiaries to fund the payment of FIRPTA tax in the circumstances discussed above may adversely affect the market price of our common stock.

                     The TrizecHahn Corporate Reorganization

Overview

         We are an indirect, substantially wholly owned subsidiary of TrizecHahn Corporation and expect to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes effective as of January 2001. TrizecHahn Corporation is currently proposing a corporate reorganization. As a result of this reorganization, we expect to become a publicly traded REIT and to own all of the U.S. assets that TrizecHahn Corporation and its subsidiaries currently own. Also pursuant to this reorganization, we expect that TrizecHahn Corporation will become an indirect, wholly owned subsidiary of Trizec Canada Inc., a company incorporated under the Canada Business Corporations Act.

         TrizecHahn Corporation is pursuing the corporate reorganization to remove the structural impediments that are currently negatively affecting market recognition of the value of the business of our company. Specifically, this reorganization is designed to create a publicly traded REIT while reducing withholding tax liabilities and minimizing any current recognition of potential tax liabilities on unrealized appreciation in value that are present in TrizecHahn Corporation's current ownership structure. The corporate reorganization is also intended to create economic equivalence between a share of our common stock and a Trizec Canada Inc. subordinate voting share or multiple voting share.

         At the time of the completion of the corporate reorganization, we expect that former holders of TrizecHahn Corporation subordinate voting shares will own approximately 60% of our common stock, some of which may be represented by exchange certificates, and that Trizec Canada Inc. will own indirectly through its subsidiaries the remaining approximately 40% of our common stock. In addition to owning shares of our common stock, Trizec Canada Inc., indirectly through its subsidiaries, will own all shares of our Class F convertible stock and special voting stock.

         Trizec Canada Inc.'s ownership of our Class F convertible stock and special voting stock is intended to maintain the economic equivalence described above. The Class F convertible stock is convertible into our common stock in certain tax-related circumstances described below so that Trizec Canada Inc. and its subsidiaries, on the one hand, and our other stockholders, on the other hand, may share ratably certain future taxes that TrizecHahn Corporation, Trizec Canada Inc. or their subsidiaries may incur. In addition, to address certain non-Canadian tax liabilities of Trizec Canada Inc.'s indirect, wholly owned Hungarian subsidiary and its direct and indirect shareholders, Trizec Canada Inc. will receive, directly or indirectly, dividends on our special voting stock. These components of our capital structure are not typical of other publicly traded REITs. As a result of this capital structure, conversions of our Class F convertible stock may dilute your interest in our company and dividends on our special voting stock will reduce the funds available for dividends on our common stock.

         Our special voting stock also entitles its holder to votes that, when aggregated with votes of shares of common stock held by Trizec Canada Inc. or its subsidiaries, represent a majority of the votes in elections of our board of directors. As a result of the special voting right, provided that Trizec Canada Inc. holds at least 5% of our common stock, Trizec Canada Inc. and its majority shareholder will have voting control over the election of our directors, even though Trizec Canada Inc. will not own a majority of our common stock. This special voting right will expire on January 1, 2008.

         TrizecHahn Corporation plans to effect the corporate reorganization pursuant to a plan of arrangement, which we expect will become effective in the second quarter of 2002. The plan of arrangement will require the approval of the Ontario Superior Court of Justice and of TrizecHahn Corporation's shareholders, including:

         o a majority of the votes cast by TrizecHahn Corporation's shareholders that are qualifying U.S. persons, voting as a class on a one vote per share basis;

         o a majority of the votes cast by TrizecHahn Corporation's other shareholders, voting as a class on a one vote per share basis; and

         o a 66 2/3% majority of all votes cast by TrizecHahn Corporation's shareholders, and for the purposes of this vote TrizecHahn Corporation's multiple voting shares, in accordance with their terms, will be entitled to a simple majority of the votes.

         If the plan of arrangement receives the requisite court and shareholder approvals, holders of TrizecHahn Corporation's subordinate voting shares will exchange their shares on a one-for-one basis for one or more of the following securities:

         o     shares of our common stock;

         o exchange certificates representing underlying shares of our common stock; or

         o     Trizec Canada Inc. subordinate voting shares.

         Generally, holders of TrizecHahn Corporation subordinate voting shares who are qualifying U.S. persons will receive shares of our common stock and all other holders of TrizecHahn Corporation subordinate voting shares will receive Trizec Canada Inc. subordinate voting shares in exchange for their TrizecHahn Corporation shares. The holder of TrizecHahn Corporation multiple voting shares will exchange them for Trizec Canada Inc. multiple voting shares in the corporate reorganization.

         Based on our understanding of the current composition of TrizecHahn Corporation's shareholder base, we anticipate that qualifying U.S. persons will hold approximately 50% - 55% of outstanding TrizecHahn Corporation shares on the effective date of the corporate reorganization. We anticipate that these shareholders will exchange their TrizecHahn Corporation shares on a one-for-one basis for approximately 50% - 55% of our common stock. Additionally, we anticipate that persons who are not qualifying U.S. persons will hold the remaining approximately 40% - 45% of outstanding TrizecHahn Corporation shares on the effective date of the corporate reorganization. We expect that these shareholders will exchange pro rata approximately 5% - 10% of the outstanding TrizecHahn Corporation shares on a one-for-one basis for exchange certificates representing approximately 5% - 10% of our common stock, and that they will exchange their remaining TrizecHahn Corporation shares on a one-for-one basis for Trizec Canada Inc. subordinate voting shares or multiple voting shares.

         If qualifying U.S. persons hold more than approximately 60% of outstanding TrizecHahn Corporation shares on the effective date of the corporate reorganization, then each of such shareholders likely would receive, in addition to shares of our common stock, some Trizec Canada Inc. subordinate voting shares. For example, if on the effective date of the corporate reorganization qualifying U.S. persons electing to receive shares of our common stock hold 65% of outstanding TrizecHahn Corporation shares, then such shareholders would exchange pro rata approximately 60% of the TrizecHahn Corporation shares on a one-for-one basis for approximately 60% of our common stock. These shareholders would exchange their remaining TrizecHahn Corporation shares on a one-for-one basis for Trizec Canada Inc. subordinate voting shares. Furthermore, under these facts, the remaining 35% of outstanding TrizecHahn Corporation shares would be exchanged for Trizec Canada Inc. subordinate voting shares or multiple voting shares, and no exchange certificates would be delivered in the corporate reorganization.

         Any exchange certificates delivered in the corporate reorganization will be freely transferable. During the three-month period after the exchange certificates are first delivered, they will be exchangeable for our common stock on a one-for-one basis on the condition that the holder provides us with certification that it is a qualifying U.S. person. If the exchange certificates are not exchanged by the end of the three-month exchange period, a third-party market agent will automatically sell the remaining shares of common stock underlying the exchange certificates on the open market to qualifying U.S. persons within five trading days on behalf of the holders of expired exchange certificates. Thereafter, these holders will receive their portion of the proceeds from such sale, net of their portion of any sale commissions.

         Outstanding options to purchase subordinate voting shares of TrizecHahn Corporation will be cancelled and replaced as part of the corporate reorganization. Under the plan of arrangement, all outstanding stock options of TrizecHahn Corporation will be cancelled in exchange for either (1) options to purchase our common stock, (2) warrants to purchase our common stock or (3) options to purchase Trizec Canada Inc. subordinate voting shares. Consistent with the one-for-one exchange ratio, the intrinsic value, i.e., the current market value of the shares subject to the option or warrant less the exercise price, of each such option or warrant to purchase shares of our common stock or each option to purchase Trizec Canada Inc. shares immediately after the effective date of the plan of arrangement will be substantially the same as the intrinsic value, immediately prior to the effective date, of the replaced TrizecHahn Corporation option. For additional information regarding the material terms of our options, see "Item 11. Executive Compensation - 2002 Trizec Properties, Inc. Stock Option Plan" in this Form 10-K. Additionally, to preserve the economic equivalence between one share of our common stock and one Trizec Canada Inc. subordinate voting share, Trizec Canada Inc. or a wholly owned subsidiary of Trizec Canada Inc. will receive warrants to purchase one share of our common stock for each Trizec Canada Inc. option issued in the corporate reorganization.

         Warrants to purchase our shares granted to former TrizecHahn Corporation option holders, as well as to Trizec Canada Inc. as described above, will have a fixed term that is not contingent on continued service with us or Trizec Canada Inc. as an employee, officer or director. The warrants will be freely transferable and fully vested and exercisable.

Class F Convertible Stock

         FIRPTA tax is a U.S. tax generally imposed at a rate of 35% on capital gains realized by foreign corporations who dispose of, among other things, shares of U.S. corporations whose principal assets are U.S. real estate. In order that Trizec Canada Inc. and its subsidiaries, on the one hand, and our other stockholders, on the other hand, may share ratably the potential FIRPTA tax that TrizecHahn Corporation, Trizec Canada Inc. or their subsidiaries may incur in connection with the corporate reorganization or limited future transactions or events, we have issued Class F convertible stock to an indirect, wholly owned Hungarian subsidiary of TrizecHahn Corporation that, after the corporate reorganization, will be an indirect, wholly owned subsidiary of Trizec Canada Inc.

         The shares of Class F convertible stock are convertible into shares of our common stock having an after-tax value equal to any FIRPTA tax that TrizecHahn Corporation, Trizec Canada Inc. or their subsidiaries may incur in connection with the corporate reorganization, specified major corporate transactions entered into within 66 months after the effective date of the corporate reorganization and specified transactions or events following the 63rd month after the corporate reorganization. Based on all of the facts and circumstances, however, we do not expect that TrizecHahn Corporation, Trizec Canada Inc. or their subsidiaries will incur a material amount of FIRPTA tax in connection with any of the transfers made as part of the corporate reorganization. Furthermore, we are not currently planning to undertake any transactions or events after the corporate reorganization that would allow for the conversion of our Class F convertible stock. Additionally, in most circumstances, a sale of shares of our common stock by Trizec Canada Inc. or its subsidiaries in the 63-month period following the corporate reorganization will not entitle a holder to convert any shares of Class F convertible stock into shares of our common stock.

         No FIRPTA tax is imposed on transfers and distributions of interests in a "domestically-controlled REIT." In order that we may be in a position to attain "domestically-controlled REIT" status, only TrizecHahn Corporation shareholders who certify that they are qualifying U.S. persons will receive shares of our common stock in the corporate reorganization. In addition, our certificate of incorporation and corporate policies will be designed to enable us to qualify as a U.S. "domestically-controlled REIT." Based on all of the facts and circumstances, we expect to qualify as a "domestically-controlled REIT" 63 months after the effective date of the corporate reorganization. If, however, we fail to qualify as a "domestically-controlled REIT," Trizec Canada Inc. or its subsidiaries will be liable for FIRPTA tax on subsequent dispositions of our common stock. In such event, the Hungarian subsidiary or any subsequent holder may be entitled to convert its shares of Class F convertible stock into our common stock.

         If the Hungarian subsidiary or any subsequent holder exercises the right to convert any of its shares of the Class F convertible stock into common stock, all shares of our common stock, including those held indirectly by Trizec Canada Inc., will be diluted on a pro rata basis and the market price of our common stock may decline. For additional information, see "Risk Factors -The issuance of additional shares of our common stock pursuant to the terms of our Class F convertible stock may dilute your interest in our company and adversely affect the market price of our common stock" and "- The sale or availability for sale of approximately 60 million shares of our common stock expected to be owned indirectly by Trizec Canada Inc. upon the completion of the corporate reorganization or shares of our common stock that may be issued thereafter could adversely affect the market price of our common stock and exchange certificates" in this Form 10-K.

Special Voting Stock

         To maintain our REIT status, we generally will be required to distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. Any dividends that we pay to our stockholders who are foreign persons, however, will be subject to cross-border withholding taxes. Currently, all of TrizecHahn Corporation's shareholders bear the burden of cross-border withholding taxes on dividends that we pay because currently TrizecHahn Corporation indirectly owns all of our company.

         On completion of the corporate reorganization, dividends on the approximately 60% of our common stock held by qualifying U.S. persons will no longer be subject to the above-described cross-border withholding taxes. However, because Trizec Canada Inc. will indirectly hold approximately 40% of our common stock on completion of the corporate reorganization through its wholly owned Hungarian subsidiary, dividends that we pay to this subsidiary and dividends that the subsidiary pays to its shareholders will continue to be subject to non-Canadian taxes, expected to be only cross-border withholding taxes. The U.S.-Hungary income tax treaty generally provides for a reduced rate of cross-border withholding taxes applicable to dividends paid by us to Trizec Canada Inc.'s Hungarian subsidiary. The income tax treaty is currently being renegotiated. We expect that as a result of the renegotiation, the effective rate of non-Canadian taxes will ultimately increase from approximately 10% to approximately 30%.

         On completion of the corporate reorganization, Trizec Canada Inc.'s Hungarian subsidiary will hold one share of our common stock for each outstanding Trizec Canada Inc. share. An objective of the corporate reorganization is to create economic equivalence between our common stock and Trizec Canada Inc. shares. To help achieve this objective, Trizec Canada Inc.'s Hungarian subsidiary, as the holder of our special voting stock, will be entitled to dividends from us that, when aggregated with dividends received by the Hungarian subsidiary on our common stock and after deducting related non-Canadian taxes, will equal the dividends received by our U.S.

stockholders on our common stock on a per share basis. Dividends on our special voting stock will be payable only in connection with common stock dividends paid within 66 months after the effective date of the corporate reorganization.

         In addition to providing the dividend right discussed above, our special voting stock entitles its holder to votes that, when aggregated with votes of shares of our common stock held by Trizec Canada Inc. or its subsidiaries, represent a majority of the votes in elections of our board of directors. This special voting right will expire on January 1, 2008. The special voting stock does not entitle its holder to voting rights with respect to any other matters, except as required by Delaware corporate law. By holding the special voting stock indirectly through its Hungarian subsidiary and maintaining this voting structure, Trizec Canada Inc. will continue TrizecHahn Corporation's present primary business activity as a real estate management company and avoid being inadvertently viewed as an "investment company" for purposes of the Investment Company Act of 1940, as amended. That act imposes restrictions on an investment company that are incompatible with Trizec Canada Inc.'s and our continuing operations. For example, if we were to consider combining with another REIT, the combination would likely require a vote or some other investment decision by Trizec Canada Inc.'s shareholders that could constitute a U.S. public offering by Trizec Canada Inc. If Trizec Canada Inc. were an "investment company" for purposes of the Investment Company Act, it could not conduct that "offering." Furthermore, the partner in any such combination could be expected to require a legal opinion that Trizec Canada Inc. is not an "investment company."

Additional Pre-Reorganization Transactions

         Under "Item 6. Selected Financial Data - Unaudited Pro Forma Condensed Combined Consolidated Financial Data" in this Form 10-K, we have identified and given pro forma effect to transactions that we have undertaken since December 31, 2001 in connection with the corporate reorganization. We have also identified and given pro forma effect to additional transactions that we have not yet undertaken, but that we plan to consummate in connection with the corporate reorganization prior to the effective date thereof. These transactions include TrizecHahn Corporation's transfer to us of its operating property located at 151 Front Street, Toronto, Ontario.

         Additionally, TrizecHahn Corporation has been negotiating for some time with Chelsfield plc to sell to Chelsfield plc all of TrizecHahn Corporation's interest in Global Switch S.a.r.l. The sale of such interest is expected to be for ordinary shares of Chelsfield plc, a UK real estate company whose shares are listed on the London stock exchange or, at Chelsfield plc's option, for cash payable in 2003. In connection with the negotiation of the sale transaction, TrizecHahn Corporation agreed to advance to Chelsfield plc up to (pound)25 million by way of an unsecured loan to be used to provide working capital for the Global Switch S.a.r.l. business and the buyout of the approximately 17% interest of another shareholder of Global Switch S.a.r.l. The (pound) 25 million unsecured loan is repayable in cash on June 28, 2002 or, in Chelsfield plc ordinary shares, if Chelsfield plc elects to acquire TrizecHahn Corporation's Global Switch S.a.r.l. interest for Chelsfield plc ordinary shares. Based on assurances given by Chelsfield, plc's chairman, TrizecHahn Corporation expects to complete a sale of its interest in Global Switch S.a.r.l. prior to the effective date of the corporate reorganization. On March 4, 2002 we advanced to TrizecHahn Corporation (pound) 25 million ($35.6 million) to fund its loan to Chelsfield plc. TrizecHahn Corporation will transfer to us any shares of Chelsfield plc or amounts receivable from Chelsfield plc as part of these transactions prior to the effective date of the corporate reorganization.

                                 Capitalization

         The following table shows our total capitalization on an actual basis as at December 31, 2001 and on a pro forma basis to reflect the transactions described in Note 1 to our unaudited pro forma condensed combined consolidated balance sheet appearing in this Form 10-K under the heading "Unaudited Pro Forma Condensed Combined Consolidated Financial Data."

         This table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                           As at December 31, 2001
                                                                           -----------------------
                                                                         Actual            Pro Forma
                                                                         ------            ---------
                                                                                          (unaudited)
                                                                               (in thousands)
                                                                        -----------------------------
Mortgage debt and other loans ..................................        $   3,017,798   $   3,233,298
                                                                        -------------   -------------
Redeemable Stock

   Special voting stock, par value $0.01 per share; 100 shares authorized, actual and pro forma; 100 shares issued and
     outstanding, actual and pro forma..........................                  100             100

   Class F convertible stock, par value $0.01 per share; 100,000 shares authorized, actual and pro forma; 100,000 shares
     issued and outstanding, actual and pro forma...............                  100             100
                                                                        -------------   -------------
                                                                                  200             200
                                                                        -------------   -------------
Owners' equity:

   Common stock, par value $0.01 per share; 200,000,000 shares authorized, actual; 500,000,000 shares authorized, pro
     forma; 38,220,000 shares issued and outstanding, actual;
     149,543,948 shares issued and outstanding, pro forma (1)...                  382           1,495

   Series B convertible preferred stock, par value $1.00 per
     share; 1,100,000 shares authorized, actual and pro forma;
     1,100,000 shares issued and outstanding, actual; no shares
     issued and outstanding, pro forma.........................             1,100,000               -

   Class C convertible preferred stock, par value $1.00 per
     share; 750,000 authorized, actual and pro forma; 376,504
     shares issued and outstanding, actual; no shares issued and
     outstanding, pro forma.....................................              414,154               -

   Warrants.....................................................                    -          20,890

   Additional paid-in capital...................................              922,844       2,055,110

   Retained earnings (deficit)..................................                6,514           3,749

   Unearned compensation........................................              (6,701)         (9,265)

   Accumulated other comprehensive income (loss)................              (1,818)         (1,818)
                                                                        -------------   -------------
     Total owners' equity.......................................            2,435,375       2,070,161
                                                                        -------------   -------------
Total capitalization............................................        $   5,453,373   $   5,303,659
                                                                        =============   =============

----------------


(1) Excludes (a) approximately 8.6 million shares of common stock issuable upon the exercise of vested and unvested options expected to be outstanding on the effective date of the corporate reorganization; and
         (b) approximately 8.7 million shares of common stock issuable upon the exercise of warrants expected to be issued on the effective date of the corporate reorganization.

Item 2.           Properties

                                    OVERVIEW

Office Property Portfolio

         The supply of, and demand for, office space affect the performance of our office property portfolio. Macroeconomic conditions, such as current and expected economic trends, business and consumer confidence and employment levels, drive this demand.

         Geographic Diversity

         Our geographically diversified asset base makes it more likely that we will be able to generate sustainable cash flows throughout the various phases of economic cycles than if we were less diversified. The following table summarizes the major city focus and geographic distribution of our office property portfolio at December 31, 2001.

Office Portfolio Summary
(At December 31, 2001)

                                                                                          POI for the Year
                                                                                               Ended           Occupancy
                                           Total Managed Area         Owned Area         December 31, 2001      Weighted
                               No. of      ------------------     --------------------   ------------------     on Owned
                             Properties    000s sq. ft.     %     000s sq. ft.     %     $ millions     %         Area
                             ----------    ------------   -----   ------------   -----   ----------   -----    ----------
Core Markets
  Atlanta                         6            4,021         8%       4,021        10%      46.0          8%       89.9%
  Chicago                         5            5,946        12%       2,434         6%      30.8          6%       95.7%
  Dallas                          6            6,222        13%       5,457        13%      62.5         11%       90.1%
  Houston                         6            6,580        13%       6,056        15%      73.8         13%       97.1%
  Los Angeles Area                6            3,167         7%       2,044         5%      23.3          4%       92.6%
  New York Area                   7            7,912        16%       6,462        16%     121.2         21%       99.1%
  Washington, D.C. Area          22            5,014        11%       5,014        12%      96.3         17%       95.6%
                             ---------------------------------------------------------------------------------------------
Total Core Markets               58           38,862        80%      31,488        77%     453.9         80%       94.7%
                             ---------------------------------------------------------------------------------------------
Secondary Markets
  Charlotte                       3            1,644         3%       1,644         4%      18.7          4%       95.2%
  Minneapolis                     2            1,102         2%       1,102         3%      12.7          2%       96.6%
  Pittsburgh                      1            1,450         3%       1,450         3%       9.9          2%       87.9%
  St. Louis                       2            1,388         3%       1,388         3%      18.9          3%       90.8%
  Other                          10            4,416         9%       4,251        10%      50.4          9%       93.1%
                             ---------------------------------------------------------------------------------------------
  Total Secondary Markets        18           10,000        20%       9,835        23%     110.6         20%       92.8%
                             ---------------------------------------------------------------------------------------------
Total Office Properties          76           48,862       100%      41,323       100%     564.5        100%       94.3%
==========================================================================================================================

         Our portfolio benefited from its position in CBD office buildings located in major markets, as leases in 2001 expired at an average net rent of approximately $12.05 per square foot ($11.91 per square foot on a pro rata basis) and were generally being signed at an average net rent per square foot of approximately $13.08 ($12.72 per square foot on a pro rata basis). At December 31, 2001, management's estimates of market rents were on average approximately 25% above in-place rents. In light of weakening market conditions, estimated average market rents were revised downward from $16.70 per square foot at December 31, 2000 to $16.00 per square foot at December 31, 2001. The average market rent for space in our buildings is weighted based on our owned area. In-place net rents and market net rents exclude straight-line rent adjustments.

Market vs. In-Place Rental Rates
(At December 31, 2001)
                                       Average                         Average
                                      In-place      Average Market    Remaining
                                      Net Rent         Net Rent      Lease Term
                                    ------------    --------------  ------------
                                      (dollars per square foot)        (years)
Core Markets
   Atlanta                            $ 12.50          $ 12.30           2.9
   Chicago                              13.10            16.50           6.2
   Dallas                               11.00             9.70           4.6
   Houston                              10.10            13.50           4.1
   Los Angeles Area                     14.10            14.00           5.7
   New York Area                        16.50            32.90           8.1
   Washington, D.C. Area                16.90            18.30           4.3
                                    ------------    --------------  ------------
Total Core Markets                    $ 13.50          $ 17.70           5.3
                                    ------------    --------------  ------------
Secondary Markets
  Charlotte                           $ 10.30          $ 13.20           6.5
  Minneapolis                           10.20             8.80           2.8
  Pittsburgh                             6.70             6.30           4.0
  St. Louis                             13.40            13.70           4.4
  Other                                 11.20            10.90           3.2
                                    ------------    --------------  ------------
Total Secondary Markets               $ 10.60          $ 10.70           4.1
                                    ------------    --------------  ------------
Total Office Properties               $ 12.80          $ 16.00           5.1
                                    ============    ==============  ============

         Over the next several years, we plan to concentrate our capital on our core markets and to exit selectively from investments in our secondary markets in an orderly fashion. We expect principally to redeploy proceeds from sales into Class A office buildings in the CBDs of our core markets.

         Lease Profile

         For our office portfolio, market rents in 2001 were on average approximately 25% above our in-place rents. We expect these market conditions, combined with re-leasing of expiring space shown in the following lease expiration table, to contribute positively to our cash flows in 2002 and future years. Over the next five fiscal years, beginning in 2002, scheduled lease expirations in our office portfolio average approximately 11.5% annually, based on our occupied space at December 31, 2001. The data in the table are based on our owned/occupied area. Expiration net rents exclude straight-line rent adjustments.

Scheduled Annual Expirations of Office Leases
(At December 31, 2001)

                          2002 Expirations      2003 Expirations     2004 Expirations     2005 Expirations      2006 Expirations
                          ----------------      ----------------     ----------------     ----------------      ----------------
                          000s                 000s                 000s                000s                   000s
                         sq.ft.   %   $ psf    sq.ft.   %   $ psf   sq.ft.  %    $ psf  sq.ft.    %    $ psf   sq.ft.    %    $ psf
                        ------- ----- ------- ------- ----- ------- ------ ----- ------ ------ ------ -------- ------ ------ -------
Core Markets
  Atlanta                  773   21%  $11.30     647   18%  $13.30    448   12%  $13.60   558    15%   $14.50    544    15%   $16.20
  Chicago                  189    8%   10.30      96    4%   13.10    234   10%   11.50   124     5%    16.00    281    12%    11.00
  Dallas                   582   12%    9.70     800   16%   11.80    490   10%   13.10   449     9%    12.80    403     8%    11.80
  Houston                  913   16%   14.60   1,384   24%    8.90    656   11%   10.60   628    11%     9.50    285     5%    12.50
  Los Angeles Area         180   10%   11.40     277   15%   18.20    261   14%   14.80   167     9%    16.80    237    13%    13.40
  New York Area            235    4%   21.30     420    7%   14.10    821   13%   16.40   444     7%    19.30    231     4%    25.90
  Washington, D.C.         826   17%   17.87     513   11%   18.40    427    9%   17.50   787    16%    18.80    273     6%    23.10
   Area
                        ------- ----- ------- ------- ----- ------- ------ ----- ------------- ------ -------- ------ ------ -------
Total Core Markets       3,698   12%  $13.93   4,137   14%  $12.60  3,337   11%  $14.10 3,157    11%   $15.20  2,254     8%   $15.80
                        ------- ----- ------- ------- ----- ------- ------ ----- ------------- ------ -------- ------ ------ -------
Secondary Markets
  Charlotte                114    7%   14.70     127    8%   11.70    108    7%   12.00   239    15%    16.40    222    14%    14.10
  Minneapolis              337   32%    9.40     180   17%    8.00    141   13%    7.70    70     7%    15.80     52     5%    12.10
  Pittsburgh               201   16%    7.80     236   18%    6.20    149   12%    7.30    86     7%     7.50    109     9%     7.60
  St. Louis                 69    5%    9.70     104    8%   12.30    192   15%   12.40   213    17%    13.40     35     3%    14.70
  Other                    743   19%   10.70     957   24%    9.80    358    9%   10.60   398    10%    13.60    465    12%    13.00
                        ------- ----- ------- ------- ----- ------- ------ ----- ------------- ------ -------- ------ ------ -------
Total Secondary
 Markets                 1,464   16%  $10.30   1,604   18%   $9.40    948   10%  $10.20 1,006    11%   $13.80    883    10%   $12.60
                        ------- ----- ------- ------- ----- ------- ------ ----- ------------- ------ -------- ------ ------ -------
Total Office
Properties               5,162   13%  $12.90   5,741   15%  $11.70  4,285   11%  $13.20 4,163    11%   $14.90  3,137     8%   $14.90
                        ------- ----- ------- ------- ----- ------- ------ ----- ------------- ------ -------- ------ ------ -------

         Over the last three years, we have leased 23.2 million square feet of new and renewal space. During 2001, we leased 8.0 million square feet as indicated in the following table (7.2 million square feet on a pro rata basis). Occupancy for the entire portfolio based on owned area increased to 94.3% at December 31, 2001 from 94.2% at December 31, 2000.

Office Leasing Activity
                                           1999         2000         2001
                                         --------     --------     --------
                                             (thousands of square feet)
Core Markets                            ----------------------------------------

  Atlanta                                    730          941       1,023
  Chicago                                    193          594         376
  Dallas                                     591        1,130       1,290
  Houston                                  1,256          680       1,126
  Los Angeles Area                           332          282         750
  New York Area                              546          787         310
  Washington, D.C. Area                      959        1,286         741
                                        ----------------------------------------
Total Core Markets                         4,607        5,700       5,616
                                        ----------------------------------------
Secondary Markets
  Charlotte                                  290          377         241
  Minneapolis                                136          208          92
  Pittsburgh                                 191          268         306
  St. Louis                                  218          111         110
  Other                                      994          901         814
                                        ----------------------------------------
Total Secondary Markets                    1,829        1,865       1,563
                                        ----------------------------------------
Total at Pro Rata Ownership                6,436        7,565       7,179
                                        ----------------------------------------
Total at 100% Ownership                    7,050        8,170       7,978
                                        ========================================
Occupancy based on owned area at
December 31,                                91.4%        94.2%       94.3%
                                        ========================================

         Tenant Diversity

         Our diversified tenant base adds to the durability of our future cash flow. The following table summarizes the breadth and diversity of the approximately 2,700 tenants in the portfolio at December 31, 2001.

           Industry                                           % Owned Area
           ---------------------------------------------------------------------
              Banking/Securities Brokers                           15%
              Legal Services                                       10%
              Computers/Communications                              9%
              Oil & Gas                                             8%
              Insurance/Non-Bank Financial                          8%
              Miscellaneous Business Services                       7%
              Wholesalers/Retailers                                 6%
              Engineering/Architectural Services                    4%
              Government                                            4%
              Health Services                                       3%

         This large tenant base and strong position in key markets allows us to take advantage of economies of scale and drive internal growth in the areas of parking, telecommunications and antennas, specialty retail leasing, signage and branding opportunities, energy and national purchasing contracts.

         Our 10 largest tenants accounted for approximately 17% of our POI excluding straight-line rent adjustments for the year ended December 31, 2001. No single tenant accounted for more than 4% of our POI. The following table sets forth information concerning our 10 largest tenants at December 31, 2001.

           Top Ten Tenants by POI                      % POI       % Owned Area
           ---------------------------------------------------------------------
             Prudential Securities                       4%             3%
             Goldman Sachs                               2%             1%
             GSA                                         2%             2%
             Enron Corp.                                 2%             2%
             Bank of America                             2%             2%
             Fried, Frank, Harris                        1%             1%
             Ernst & Young                               1%             1%
             Bank One                                    1%             1%
             Entex                                       1%             1%
             Continental Airlines                        1%             2%
                                                   -----------------------------
           Total Top Ten Tenants                        17%            16%
                                                   =============================

         On December 2, 2001, a group of Enron Corporation companies filed for Chapter 11 reorganization. As indicated above, Enron is our fourth largest tenant contributing 2% of POI and occupying 793,000 square feet, primarily at the Allen Center in Houston, Texas. At December 31, 2001, Enron's average in-place net rents were approximately $9.30 per square foot, while current estimated market rents for the space are approximately $14 to $15 per square foot. At this time, we expect Enron will reject its leases with us. The impact on our property operating income will depend on how quickly we are able to re-lease this space.

         Our Top Office Properties

         The following table summarizes our top 10 properties based on contribution to our POI for the year ended December 31, 2001. All of the properties in the table are 100% owned unless otherwise indicated.

Top Ten Properties by POI Contribution                      % POI   % Owned Area
--------------------------------------------------------------------------------
   Allen Center                          Houston, TX          8%            8%
   One New York Plaza                    New York, NY         8%            6%
   Galleria Towers I, II & III           Dallas, TX           4%            3%
   Newport Tower                         Jersey City, NJ      4%            3%
   Renaissance Tower                     Dallas, TX           3%            4%
   The Grace Building (50%)              New York, NY         3%            2%
   Continental Center I                  Houston, TX          3%            3%
   Metropolitan Square                   St. Louis, MO        3%            3%
   110 William Street                    New York, NY         2%            2%
   World Apparel Center (50%)            New York, NY         2%            1%
                                                           ---------------------
Total Top Ten Properties                                     40%           35%
                                                           =====================

         Our top five office properties are Allen Center, One New York Plaza, Galleria Towers, Newport Tower and Renaissance Tower. POI for the year ended December 31, 2001 for our top five office properties totaled $153.6 million, or 27%, of our total U.S. office POI. A description of these five properties is provided below. For information on mortgage indebtedness encumbering these properties, see " - Description of Certain Indebtedness" in this Form 10-K.

         o Allen Center. We acquired Allen Center, located in the central business district of Houston, Texas, in November 1996. For the year ended December 31, 2001, this property contributed 8% to our POI. The complex includes three towers ranging from 34 to 50 stories and comprising approximately 3.2 million square feet of leaseable space. Parking capacity for more than 5,000 cars is available within two parking garages, and additional surface parking is available on the 2.5 acre expansion site. In addition to the office buildings, we own a central plant that distributes chilled air and heated water throughout the complex and to other buildings in the area. Allen Center was 98.4% occupied at December 31, 2001. The largest tenants in the Allen Center are Amerada Hess Corporation with 10% of the total square footage, Equiva Services LLC with 6% and Devon Energy with 6%. Enron Corp has leases for 18% of the total square footage. As previously noted, pursuant to its Chapter 11 reorganization, we expect Enron to reject its leases on this property. The net book value per square foot at December 31, 2001 was $77.

         o One New York Plaza. We acquired this premier lower Manhattan property in April 1999. For the year ended December 31, 2001, this property contributed 8% to our POI. Prudential Securities occupies approximately 56% of the total square footage of this
               2.5 million-square-foot, 50-story tower. The building's other major tenants are Goldman Sachs with 23% of the total square footage and Fried Frank Harris with 12%. One New York Plaza was 99.6% occupied at December 31, 2001. There has been no disruption to services as a result of the September 2001 terrorist attacks in New York and Washington, D.C. and related circumstances. The net book value per square foot at December 31, 2001 was $156.

         o Galleria Towers. We acquired this suburban Dallas office property in January 1999. For the year ended December 31, 2001, this property contributed 4% to our POI. The complex consists of three buildings ranging from 24 to 26 stories and comprising 1.4 million square feet. Federal National Mortgage occupies 8% of the total square footage, Kinko's occupies 8% and Medical Care International occupies 5%. Galleria Towers was 95.4% occupied at December 31, 2001. The net book value per square foot at December 31, 2001 was $155.

         o Newport Tower. We acquired this 37-story building in October 1997. For the year ended December 31, 2001, this property contributed 4% to our POI. Newport Tower is located in Jersey City, New Jersey, directly across the Hudson River from downtown Manhattan in an area that is considered a sub-market of the downtown Manhattan market. The property has approximately one million square feet of leaseable area. First Chicago Trust occupies approximately 23% of the total square footage, Brown Brothers Harriman & Co. occupies 15% and Herzog Heine Geduld, Inc. occupies 11%. The building was 99.7% occupied at December 31, 2001. The net book value per square foot at December 31, 2001 was $143.

         o Renaissance Tower. We acquired Renaissance Tower, a 56-story office tower located in Dallas, Texas, in December 1995. For the year ended December 31, 2001, this property contributed 3% to our POI. The property has 1.7 million square feet of leaseable area. Major tenants include Blockbuster Videos, Inc., with 15% of total square footage, Southwest Securities, Inc. with 13% and Transamerica Real Estate Tax, with 10%. The property was 88.4% occupied at December 31, 2001. The net book value per square foot at December 31, 2000 was $65.

         Investment in Sears Tower

         The Sears Tower, located in Chicago, Illinois, is a 110-story, 3.5 million-square-foot office building that was 93.9% occupied at December 31, 2001. Major tenants include Ernst & Young, Goldman Sachs, Bank of America, Merrill Lynch and Latham & Watkins. The Sears Tower and associated assets are currently owned in a trust for the benefit of an affiliate of Sears, Roebuck and Co.

         On December 3, 1997, we purchased a subordinated mortgage together with an option to purchase the Sears Tower for a total of $70 million and became the residual beneficiary of the trust that owns the Sears Tower. In addition, we assumed responsibility for property management and leasing services.

         Our mortgage is subordinate to an existing non-recourse participating first mortgage plus accrued interest and certain obligations. The first mortgage has a principal plus accrued interest balance of $778.9 million at December 31, 2001. The first mortgage is currently serviced only to the extent of available cash flows from the building. Beginning in 2002, minimum interest payments are required under the first mortgage. The minimum interest payment for 2002 is $37.5 million and it increases to $51.9 million for each of 2003 and 2004. The maturity date for the first mortgage is July 2005. In order to retire all amounts secured by the first mortgage, including the lender's participating interest in cash flow, the lender must receive an amount sufficient to provide it with an internal rate of return of 8.6858% on amounts advanced by it. Based on projected cash flows for the Sears Tower, the amount required to provide this required internal rate of return and fully retire the first mortgage at maturity in July 2005 would be approximately $800 million.

         Our subordinated mortgage, which matures in July 2010, has a principal plus accrued interest balance of approximately $363.1 million at December 31, 2001, and also has participation rights on available cash flow.

         The trust that owns the Sears Tower has a scheduled termination date of January 1, 2003. A General Agreement dated November 7, 1994 by and among Sears, a subsidiary of Sears, the holder of the first mortgage on the Sears Tower and certain of our indirect subsidiaries, including Partner Tower, L.P., or PTLP, sets forth Sears's right to acquire title to the Sears Tower and our subsidiary's option to purchase the building under various circumstances. Pursuant to the General Agreement, at any time prior to 2003, Sears has the right to acquire title to the Sears Tower from the trust in exchange for readily marketable securities having a value equal to the amount, if any, by which the appraised value of the building exceeds the amount of all indebtedness secured by the building.

         If Sears acquired the building pursuant to its right of substitution, the trust would immediately terminate and any marketable securities transferred by Sears to the trust would be distributed to our subsidiary, PTLP, as the residual beneficiary. Sears would hold title to the building subject to all indebtedness, including our subordinated mortgage, and subject to our rights under the option. PTLP's option to purchase the building would be exercisable between January 2003 and July 2005 at a price of approximately $950 million plus 40% of the amount by which the appraised value of the building exceeded $1,063 million. If PTLP purchased the Sears Tower under the option, the building would be acquired subject to all outstanding indebtedness secured by it, and the amount of this indebtedness would be credited against the purchase price.

         If Sears did not exercise its right of substitution, the Sears Tower and the other assets of the trust would be distributed on the scheduled termination date to PTLP as the residual beneficiary and we would assume the participating first mortgage.

         For managing and leasing the Sears Tower, we currently earn fees that are funded from pre-debt service cash flows from the building.

         Office Development Properties

         One Alliance Center in Buckhead, Georgia, a strong sub-market in Atlanta was recently completed in October 2001. This $100 million, 560,000-square-foot building is the first phase of a four-building complex and at December 31, 2001 was 47% occupied and 75% leased. Major tenants include Security First, Towers Perrin and BBDO South. The remaining three phases of the complex, potentially totaling 1.2 million square feet of office space, would be developed only after substantial pre-leasing is completed.

         In addition, we have 5.3 million square feet of office development potential in key U.S. markets, assuming receipt of all necessary permits, licenses and approvals. This office development potential includes approximately
2.8 million square feet adjacent to four of our office buildings in Houston and Dallas and a 600,000-square-foot development site in Rosslyn, Virginia. We will pursue these projects only when customer need is evident and market conditions warrant.

Retail/Entertainment Properties

         We are completing the stabilization of three destination-oriented retail/entertainment centers.

         o Hollywood & Highland in Los Angeles, California, is a 645,000-square-foot, $380 million complex, net of $100 million of municipal financing and contributions. We also developed a $160 million, 640-room hotel as part of the complex. The complex opened on November 8, 2001. The hotel opened on December 26, 2001. The retail portion of the project was 72% occupied and 88% leased at December 31, 2001.

         o Construction is complete at Paseo Colorado, a 565,000-square-foot, $110 million (net of $25 million of municipal contributions) mixed-use re-development in Pasadena, California. The project opened on September 28, 2001 and was 84% occupied and 93% leased at December 31, 2001.

         o Desert Passage in Las Vegas, Nevada, a 475,000-square-foot, $290 million retail/entertainment complex within the Aladdin Hotel and Casino complex, opened in August 2000. The project was 74% occupied and 78% leased at December 31, 2001. On March 31, 2001, the Desert Passage project partnership was restructured to facilitate a sale, resulting in our having control over project operations and its disposition, with the minority partner participating only in project distributions, primarily those arising upon disposition of the project.

         Our net book value for these properties at December 31, 2001, was approximately $650 million, on a pro rata ownership basis. In the fourth quarter of 2001, we recorded an allowance for loss related to these properties of $234 million. Of this amount $217 million related to the Hollywood & Highland complex and $17 million related to Desert Passage. This allowance for loss reflects the negative impact of the September 2001 terrorist attacks on tourism, upon which Hollywood & Highland and Desert Passage depend for a significant portion of their visitors. In addition, Desert Passage was impacted by the September 2001 filing of a Chapter 11 reorganization for the Aladdin Hotel and Casino, which is adjacent to Desert Passage and upon which Desert Passage further depends for a significant portion of its visitors.


         Consistent with our strategy to focus on the core U.S. office business, we have decided to divest our non-core retail/entertainment assets. Our plan calls for an orderly disposition over the next several years that will allow us to achieve stabilized income in order to realize maximum value upon disposition. Net proceeds will be redeployed into Class A office buildings in the CBDs of our core markets or used to repay debt.

                       DESCRIPTION OF CERTAIN INDEBTEDNESS

Senior Secured Revolving Credit Facility

         We have negotiated a three-year, $350 million senior unsecured revolving credit facility with a group of banks. In December 2001, $200 million of the facility was committed and closed with a group of four banks. The remaining $150 million of the facility has been syndicated to a group of seven banks and closed in early January 2002. The credit facility is available for our general corporate purposes, including dividends and distributions to our stockholders, subject to certain restrictions on our making any such dividends or distributions. Interest will be calculated periodically on the borrowings outstanding under the facility on a variable rate basis using a spread over LIBOR. The spread will be dependent on our total leverage, or, if we obtain an investment-grade credit rating from two rating agencies, on our credit rating. In addition, we must pay to the lenders a fee based on the unused portion of the credit facility.

         The amount of the credit facility available to be borrowed at any time is determined by the unencumbered properties that we, or our subsidiaries that guarantee the credit facility, own and that satisfy certain conditions of eligible properties. The amount currently eligible to be borrowed is $314 million. These conditions are not uncommon for credit facilities of this nature. At December 31, 2001, no amounts were outstanding under this facility.

         We are subject to covenants customary for credit facilities of this nature, including financial covenants, restrictions on other indebtedness, restriction on encumbrances of properties that we use in determining our borrowing capacity, and certain customary investment restrictions. Our financial covenants include a restriction on dividends or distributions of more than 90% of our funds from operations. If we are in default in respect of our obligations under the credit facility, dividends shall be limited to the amount necessary to maintain REIT status.

TrizecHahn Office Properties Trust Commercial Mortgage Pass-Through Certificates

         In May 2001, we refinanced $1.16 billion of existing long-term debt through the private placement issuance by a special-purpose vehicle created by one of our subsidiaries of $1.44 billion of commercial mortgage pass-through certificates. The certificates are backed by mortgages that secure non-recourse loans on 28 of our office properties and have maturities of five, seven and 10 years. At December 31, 2001, the weighted average interest rate on this debt was 4.9%, and it replaced existing debt at 7.1%.

One New York Plaza Trust Commercial Mortgage Pass-Through Certificates

         In May 1999, we entered into a non-recourse acquisition loan in the amount of $245.9 million to fund a portion of the purchase price for One New York Plaza. The loan is secured by a first mortgage on the property, bears an interest rate of 7.27% and matures in May 2006. Subsequently, the loan was securitized through the private issuance of $245.9 million of commercial mortgage pass-through certificates. The certificates are backed by the non-recourse mortgage loan on the property.

Desert Passage Credit Facility

         In May 1998, one of our subsidiaries entered into a loan agreement with a group of banks to finance the construction of Desert Passage. The loan facility is in the total amount of $194 million, of which $178.0 million had been drawn as at December 31, 2001. The loan is secured by a mortgage on the property and is also guaranteed by certain of our other subsidiaries. Interest is calculated periodically on a variable rate basis using a spread over LIBOR. The loan matures in May 2003, but may be extended up to May 2005 subject to meeting certain conditions.

Hollywood & Highland Credit Facility

         In May 1999, one of our subsidiaries entered into a loan agreement with a group of banks to finance the construction of the retail and entertainment component of the Hollywood & Highland project. The total loan facility is in the amount of $150 million, of which $106.8 million had been drawn as at December 31, 2001. The loan is secured by a mortgage on the property and is also guaranteed by TrizecHahn Holdings Ltd., TrizecHahn Office Properties Ltd. and us. We expect that, prior to the time of the corporate reorganization, TrizecHahn Holdings Ltd. and TrizecHahn Office Properties Ltd. will be released under their respective guarantees. Interest is calculated periodically on a variable rate basis using a spread over LIBOR. The loan matures in May 2002, but may be converted to a term loan maturing May 2004 subject to meeting certain conditions.

Hollywood Hotel Credit Facility

         In April 2000, one of our subsidiaries entered into a loan agreement with a group of banks to finance the construction of the Hollywood Hotel, of which we currently own 84.5%. The total loan facility is in the amount of $98 million, of which $65.6 million had been drawn as of December 31, 2001 at our pro rata share. The loan is secured by a mortgage on the property and is also guaranteed by TrizecHahn Office Properties Ltd. We expect that, prior to the time of the corporate reorganization, we will substitute our company for TrizecHahn Office Properties Ltd. under its guarantee. Interest is calculated periodically on a variable rate basis using a spread over LIBOR. The loan matures in April 2003, but may be extended up to April 2005 subject to meeting certain conditions.

                  Paseo Colorado Credit Facility

         In June 2000, one of our subsidiaries entered into a loan agreement with a group of banks to finance the construction of the Paseo Colorado development. The total loan facility is in the amount of $88 million, of which $58.9 million had been drawn as of December 31, 2001. The loan is secured by a mortgage on the property and is also guaranteed by TrizecHahn Office Properties Ltd. and certain of our other subsidiaries. We expect that, prior to the time of the corporate reorganization, we will substitute our company for TrizecHahn Office Properties Ltd. under its guarantee. Interest is calculated periodically on a variable rate basis using a spread over LIBOR. The loan matures in June 2003, but may be extended up to September 2005 subject to meeting certain conditions.

Office Portfolio Mortgage Debt

         The following table sets forth information concerning mortgage debt secured by office properties as of December 31, 2001.

                                                                                       Principal        Term to
Property                                 F/V (1)     Maturity Date    Current Rate      Balance         Maturity
-------------------------------------------------------------------------------------------------------------------
                                                                                        ($ mil.)        (Years)
Renaissance Tower                           F             Jan-03           7.32%       $   60.1           1.0
Galleria Towers I, II and III               F             May-04           6.79%          137.5           2.4
One New York Plaza                          F             May-06           7.27%          240.3           4.3
1065 Ave. of the Americas                   F             Dec-04           7.18%           37.9           2.9
10 South Riverside                          F             May-11           6.34%           10.5           9.4
120 South Riverside                         F             May-11           6.34%           10.5           9.4
Newport Tower                               F             Nov-04           7.09%          106.9           2.8
2000 L Street, N.W.                         V             Feb-02           4.10%           41.2           0.1
Watergate Office Building                   F             Feb-07           8.02%           19.1           5.1
1400 K Street, N.W.                         F             May-06           7.20%           22.3           4.3
1250 23rd Street, N.W.                      F             Mar-03           8.88%            9.9           1.2
Bethesda Crescent                           F             Jan-08           7.10%           34.0           6.0
Bethesda Crescent Ground Lease              F             Jan-08           6.70%            2.8           6.0
Twinbrook Metro Plaza                       F             Sep-08           6.65%           17.2           6.7
Goddard Corporate Park                      F             May-09           7.00%           15.2           7.3
Two Ballston Plaza                          F             Jun-08           6.91%           27.4           6.4
Rosslyn Gateway North                       F             May-07           8.00%           11.2           5.3
Rosslyn Gateway South                       F             May-02           8.25%            8.3           0.3
Sunrise Tech Park                           F             Jan-06           6.75%           23.8           4.0
Bank of America Plaza (Charlotte)           F             Feb-04           7.43%           67.0           2.1
Northstar Center                            F             Aug-02           7.75%           14.4           0.7
Gateway Center                              F             Sep-10           8.50%           42.3           8.7
Metropolitan Square                         F             Jan-08           7.05%           89.2           6.0
250 West Pratt Street                       F             Apr-05           6.77%           29.9           3.3
Bank of America Plaza (Columbia)            F             Mar-05           6.90%           21.1           3.2
Esperante Office Building                   F             Mar-05           6.52%           23.9           3.2
Franklin Garage                             F             May-03           6.85%           26.9           1.3
One Alliance Center                         V             Oct-03           3.93%           42.6           1.8
Inner Belt Drive                            V             Oct-03           4.38%           15.6           1.8
CMBS Pass-Through Certificates (2)
  Class A-1 FL                              V             Apr-06           2.18%          256.6           4.3
  Class A-2                                 F             May-11           6.09%           74.9           9.4
  Class A-3 FL                              V             Mar-08           2.27%          236.7           6.2
  Class A-3                                 F             Mar-08           6.21%           78.9           6.2
  Class A-4                                 F             May-11           6.53%          240.6           9.4
  Class B-1 FL                              V             Apr-06           2.32%           47.9           4.3
  Class B-3 FL                              V             Mar-08           2.42%           43.5           6.2
  Class B-3                                 F             Mar-08           6.36%           14.5           6.2
  Class B-4                                 F             May-11           6.72%           47.0           9.4
  Class C-3                                 F             Mar-08           6.52%          101.4           6.2
  Class C-4                                 F             May-11           6.89%           45.6           9.4
  Class D-3                                 F             Mar-08           6.94%          106.1           6.2
  Class D-4                                 F             May-11           7.28%           40.7           9.4
  Class E-3                                 F             Mar-08           7.25%           73.3           6.2
  Class E-4                                 F             May-11           7.60%           32.3           9.4
                                                                     ----------------------------------------------
                                                                           4.88%        1,440.0           6.9
-------------------------------------------------------------------------------------------------------------------
   Total Office Mortgage Debt                         Pre Swap (3)         5.81%       $2,649.0           5.4
-------------------------------------------------------------------------------------------------------------------

                                       Pre Swap (3)  Post Swap (3)
                                       ------------  -------------
Total fixed rate debt:                 $1,956.7       $ 2,106.7
Total variable rate debt:              $  692.3       $   542.3
Average rate:                             5.81%           6.02%

--------------------------------------
(1)  "F" refers to fixed rate debt, "V" refers to variable rate debt.

(2) Related assets and allocated loan amounts ($1,440 million): 10 South Riverside ($47.0), 110 William Street ($85.0), 120 South Riverside ($45.5), 1250 Connecticut Avenue ($29.8), 1550 & 1560 Wilson Boulevard ($31.0), 2401
     Pennsylvania Avenue ($20.9), Allen Center ($350.4), Beaumeade Technology Center ($18.0), Borden Building ($31.0), Capital Center II & III ($33.0), Clark Tower ($31.0), Colony Square ($72.3), Continental Center I ($110.3), Continental Center II ($22.5), Interstate North ($60.0), Lakeside Center ($31.0), McKinney Place ($8.8), Midtown Plaza ($49.6), Minnesota Center ($23.0), One Reston Crescent ($22.0), The Palisades ($48.8), Park Center I & II ($8.5), Plaza of the Americas ($66.2), Reston Unisys ($24.0), Silver Spring Center ($15.3), Silver Spring Metro Plaza ($68.8), Two North LaSalle ($49.0), Williams Center I & II ($37.5).

(3) $150 million of the 7 year floating rate tranche of the CMBS loan has been swapped from one-month LIBOR +0.37% to 6.01% fixed rate.

                             PROPERTY PORTFOLIO DATA

Office Properties

         Operating Properties

         The following table sets forth key information as of December 31, 2001 with respect to our operating office properties. The economic interest of our owning entity is 100% unless otherwise noted. The total occupancy rates for the markets and portfolio as a whole in the table are weighted based on owned area.

                                                                      Year of                      Owned      Occupancy
                                                                    completion/    Total area      area      Weighted on
Name (Ownership)                            Location                renovation      (sq. ft.)    (sq. ft.)    Owned Area
--------------------------------------------------------------------------------------------------------------------------
Core Markets
   Atlanta
     Interstate North Parkway               Atlanta, GA                1973/84/01      958,000      958,000         87.5%
     Colony Square                          Atlanta, GA                1970/73/95      827,000      827,000         96.6%
     The Palisades                          Atlanta, GA                1981/83/99      632,000      632,000         88.7%
     Newmarket Business Park                Atlanta, GA                   1979/89      591,000      591,000         86.4%
     Lakeside Centre                        Atlanta, GA                   1984/86      509,000      509,000         83.0%
     Midtown Plaza                          Atlanta, GA                   1984/85      504,000      504,000         96.3%
--------------------------------------------------------------------------------------------------------------------------
   Total - Atlanta                          (6 properties)                           4,021,000    4,021,000         89.9%

   Chicago
     Sears Tower (1)                        Chicago, IL                      1974    3,512,000            -         93.9%
     Two North LaSalle                      Chicago, IL                      1979      692,000      692,000         97.9%
     10 South Riverside                     Chicago, IL                      1965      685,000      685,000         92.2%
     120 South Riverside                    Chicago, IL                      1967      685,000      685,000         96.9%
     550 West Washington                    Chicago, IL                      2000      372,000      372,000         96.0%
--------------------------------------------------------------------------------------------------------------------------
   Total - Chicago                          (5 properties)                           5,946,000    2,434,000         95.7%

   Dallas
     Renaissance Tower                      Dallas, TX                    1974/92    1,731,000    1,731,000         88.4%
     Bank One Center (50%)                  Dallas, TX                       1987    1,530,000      765,000         93.9%
     Galleria Towers I, II and III          Dallas, TX                 1982/85/91    1,408,000    1,408,000         95.4%
     Plaza of the Americas                  Dallas, TX                       1980    1,150,000    1,150,000         85.7%
     Park Central I & II                    Dallas, TX                    1970/71      262,000      262,000         80.7%
     McKinney Place                         Dallas, TX                       1985      141,000      141,000         91.1%
--------------------------------------------------------------------------------------------------------------------------
   Total - Dallas                           (6 properties)                           6,222,000    5,457,000         90.1%

   Houston
     Allen Center                           Houston, TX             1972/78/80/95    3,184,000    3,184,000         98.4%
     Cullen Center
       Continental Center I                 Houston, TX                      1984    1,110,000    1,110,000         95.1%
       Continental Center II                Houston, TX                      1971      449,000      449,000         95.6%
       M.W. Kellogg Tower (50%)             Houston, TX                      1978    1,048,000      524,000         95.3%
       500 Jefferson                        Houston, TX                   1962/83      390,000      390,000         93.3%
     3700 Bay Area Blvd                     Houston, TX                      1986      399,000      399,000        100.0%
--------------------------------------------------------------------------------------------------------------------------
   Total - Houston                          (6 properties)                           6,580,000    6,056,000         97.1%

   Los Angeles Area
     Ernst & Young Plaza (25%)              Los Angeles, CA                  1985    1,252,000      313,000         87.5%
     Warner Center                          Los Angeles, CA                  1980      377,000      377,000         98.6%
     Marina Towers (50%)                    Los Angeles, CA               1971/76      368,000      184,000         90.0%
     9800 La Cienega                        Los Angeles, CA                  1985      336,000      336,000         85.9%
     Landmark Square                        Long Beach, CA                   1991      451,000      451,000         95.1%
     Shoreline Square                       Long Beach, CA                   1988      383,000      383,000         95.2%
--------------------------------------------------------------------------------------------------------------------------
   Total - Los Angeles Area                 (6 properties)                           3,167,000    2,044,000         92.6%

   New York Area
     One New York Plaza                     New York, NY                  1970/95    2,458,000    2,458,000         99.6%

                                                                      Year of                      Owned      Occupancy
                                                                    completion/    Total area      area      Weighted on
Name (Ownership)                            Location                renovation      (sq. ft.)    (sq. ft.)    Owned Area
--------------------------------------------------------------------------------------------------------------------------
     The Grace Building (50%)               New York, NY                     1971    1,519,000      758,000         99.9%
     World Apparel Center (50%)             New York, NY                     1970    1,150,000      574,000         98.3%
     110 William Street                     New York, NY                     1960      868,000      868,000        100.0%
     1065 Ave. of the Americas (99%)        New York, NY                     1958      665,000      659,000         94.9%
     1460 Broadway (50%)                    New York, NY                     1951      214,000      107,000        100.0%
     Newport Tower                          Jersey City, NJ                  1990    1,038,000    1,038,000         99.7%
--------------------------------------------------------------------------------------------------------------------------
   Total - New York Area                    (7 properties)                           7,912,000    6,462,000         99.1%

   Washington, D.C. Area
     2000 L Street, N.W.                    Washington, D.C.              1968/98      385,000      385,000         99.9%
     Watergate Office Building              Washington, D.C.              1965/91      257,000      257,000         99.7%
     1225 Connecticut, N.W.                 Washington, D.C.              1968/94      224,000      224,000         99.8%
     1400 K Street, N.W.                    Washington, D.C.                 1982      193,000      193,000        100.0%
     1250 Connecticut, N.W.                 Washington, D.C.              1964/96      171,000      171,000         99.9%
     1250 23rd Street, N.W.                 Washington, D.C.                 1990      117,000      117,000        100.0%
     2401 Pennsylvania                      Washington, D.C.                 1991       77,000       77,000         87.5%
     Bethesda Crescent                      Bethesda, MD                     1987      263,000      263,000        100.0%
     Plaza West                             Bethesda, MD                     1965       99,000       99,000        100.0%
     Twinbrook Metro Plaza                  Rockville, MD                    1986      165,000      165,000        100.0%
     Silver Spring Metro Plaza              Silver Spring, MD                1986      702,000      702,000         80.7%
     Silver Spring Centre                   Silver Spring, MD                1987      216,000      216,000         91.9%
     Goddard Corporate Park                 Lanham, MD                       1993      203,000      203,000        100.0%
     Hanover Office Park (2)                Greenbelt, MD                    1987       16,000       16,000        100.0%
     Beaumeade Corporate Park               Washington, D.C.         1990/98/2000      460,000      460,000        100.0%
     Rosslyn Gateway                        Arlington, VA                    1970      250,000      250,000         97.9%
     Two Ballston Plaza                     Arlington, VA                    1988      222,000      222,000        100.0%
     1550 Wilson Boulevard                  Arlington, VA                    1983      133,000      133,000         95.8%
     1560 Wilson Boulevard                  Arlington, VA                    1987      127,000      127,000         95.6%
     Reston Unisys                          Reston, VA                       1980      238,000      238,000        100.0%
     One Reston Place                       Reston, VA                       2000      184,000      184,000         99.8%
     Sunrise Tech Park                      Reston, VA                    1983/85      312,000      312,000         83.6%
--------------------------------------------------------------------------------------------------------------------------
   Total - Washington, D.C. Area            (22 properties)                          5,014,000    5,014,000         95.4%

Secondary Markets
   Charlotte
     Bank of America Plaza                  Charlotte, NC                    1974      876,000      876,000         99.2%
     First Citizens Plaza                   Charlotte, NC                    1985      454,000      454,000         97.5%
     Perimeter Woods                        Charlotte, NC                 1991/98      314,000      314,000         80.3%
--------------------------------------------------------------------------------------------------------------------------
   Total - Charlotte                        (3 properties)                           1,644,000    1,644,000         95.2%

   Minneapolis
     Northstar Center                       Minneapolis, MN            1916/62/86      813,000      813,000         97.1%
     Minnesota Center                       Minneapolis, MN                  1987      289,000      289,000         95.2%
--------------------------------------------------------------------------------------------------------------------------
   Total - Minneapolis                      (2 properties)                           1,102,000    1,102,000         96.6%

   Pittsburgh
     Gateway Center                         Pittsburgh, PA                1952/60    1,450,000    1,450,000         87.9%

   St. Louis
     Metropolitan Square                    St. Louis, MO                    1989    1,051,000    1,051,000         94.0%
     St. Louis Place                        St. Louis, MO                    1983      337,000      337,000         80.9%
--------------------------------------------------------------------------------------------------------------------------
   Total - St. Louis                        (2 properties)                           1,388,000    1,388,000         90.8%

   Other
     New Center One (67%)                   Detroit, MI                      1983      496,000      331,000         85.1%
     250 West Pratt Street                  Baltimore, MD                    1986      362,000      362,000         96.5%
     Bank of America Plaza                  Columbia, SC                     1989      302,000      302,000         91.6%
     1441 Main Street                       Columbia, SC                     1988      264,000      264,000         93.7%
     1333 Main Street                       Columbia, SC                     1983      217,000      217,000         95.2%
     Borden Building                        Columbus, OH                     1974      569,000      569,000         93.5%

                                                                      Year of                      Owned      Occupancy
                                                                    completion/    Total area      area      Weighted on
Name (Ownership)                            Location                renovation      (sq. ft.)    (sq. ft.)    Owned Area
--------------------------------------------------------------------------------------------------------------------------
     Clark Tower                            Memphis, TN                   1973/97      648,000      648,000         93.4%
     Capital Center II & III                Sacramento, CA                1984/85      541,000      541,000        100.0%
     Williams Center I & II                 Tulsa, OK                     1982/83      770,000      770,000         92.1%
     Esperante Office Building              West Palm Beach, FL              1989      247,000      247,000         84.7%
--------------------------------------------------------------------------------------------------------------------------
   Total - Other                            (10 properties)                          4,416,000    4,251,000         93.1%
--------------------------------------------------------------------------------------------------------------------------
Total                                       (76 properties)                         48,862,000   41,323,000         94.3%
--------------------------------------------------------------------------------------------------------------------------

(1) We hold a subordinated mortgage and option to purchase the property and we are the residual beneficiary of the trust that owns the property. In addition, we have responsibility for property management and leasing. Accordingly, the property is excluded from operating statistics other than aggregate square footage calculations.
(2)  Excludes condominium ownership.

         Office Development Properties

         The following table sets forth key information as of December 31, 2001 with respect to our office properties under development. The economic interest of our owning entity is 100% unless otherwise noted.

                                                         Total                    Total      Pro Rata
Project Name                                              area      Owned area     Cost       Cost
(Ownership)                 Location      Completion   (sq. ft.)     (sq. ft.)    ($ mil.)   ($ mil.)    Occupancy    Leased
-------------------------------------------------------------------------------------------------------------------------------
One Alliance Center       Buckhead, GA    Oct. 2001     560,000       560,000        100        100         47%         75%
-------------------------------------------------------------------------------------------------------------------------------

Retail/Entertainment Properties

         Operating and Development Properties - Held for Disposition

         The following table sets forth key information as of December 31, 2001 with respect to the retail/entertainment properties that we are holding for disposition. The economic interest of our owning entity is 100% unless otherwise noted.

                                                                       Total
                                                                        area      Owned area
Project Name (Ownership)            Location         Completion      (sq. ft.)    (sq. ft.)    Occupancy     Leased
---------------------------------------------------------------------------------------------------------------------
Desert Passage                 Las Vegas, NV             Aug. 2000       475,000     475,000        74%          78%
Paseo Colorado (1)             Pasadena, CA             Sept. 2001       565,000     410,000        84%          93%
Hollywood & Highland
      Retail                   Los Angeles, CA           Nov. 2001       645,000     645,000        72%          88%
      Hotel (91%) (2)          Los Angeles, CA           Dec. 2001       600,000     546,000        n/a          n/a
                                                                    -------------------------------------------------
                                                                       1,245,000   1,191,000
---------------------------------------------------------------------------------------------------------------------
Total Projects                 (3 projects)                            2,285,000   2,076,000        76%          86%
---------------------------------------------------------------------------------------------------------------------

(1) Includes 155,000 square feet owned directly by department store anchor. Leasing status excludes this space.

(2) Economic ownership interest at December 31, 2001 is 84.5%. It is expected that our economic ownership interest will increase to 91% as a consequence of our joint venture partner's conversion of $5 million of equity into debt.

Item 3.  Legal Proceedings

         We are contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims that arise from time to time. While we cannot predict with certainty the final outcome with respect to pending claims and litigation, in our opinion any liability that may arise from such contingencies would not have a material adverse effect on our combined consolidated financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of 2001, matters were submitted to a vote of our security holders on two occasions. On December 3, 2001, our then sole stockholder, TrizecHahn Corporation's Hungarian subsidiary, approved by written consent our second amended and restated certificate of incorporation and a recapitalization agreement between such Hungarian subsidiary and us. On December 20, 2001, TrizecHahn Corporation's Hungarian subsidiary, which then held 38,000,000 shares of our common stock, approved by written consent our third amended and restated certificate of incorporation. We did not solicit consents with respect to this matter from holders of the remaining 220,000 shares of our common stock outstanding at such time


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Market for Our Common Stock

         There is no established public trading market for our common stock. As at March 1, 2002, there were 102 holders of our common stock.

         We expect that our common stock, some of which may be represented by xchange certificates, will be listed and traded on the New York Stock Exchange on the effective date of the corporate reorganization. The New York Stock Exchange has authorized the listing of our common stock and exchange certificates under the symbols "TRZ" and "XTR," respectively.

Dividend Policy

         Prior to the effective date of the corporate reorganization, we will have always been an indirect, substantially wholly owned subsidiary of a larger corporation, TrizecHahn Corporation. In the first quarter of 2002, TrizecHahn Corporation shareholders are expected to receive a dividend of $0.0875 per share. This expected dividend distribution is based on an aggregate dividend of $0.35 per share expected to be paid on our common stock and on TrizecHahn Corporation shares in 2002, which is the same as the dividend paid on TrizecHahn Corporation shares in 2001. After completion of the corporate reorganization, we expect to make three quarterly dividend distributions of $0.0875 per share to holders of our common stock in the final three quarters of 2002. Commencing in the first quarter of 2003 and thereafter, we intend to make distributions to the holders of our common stock and special voting stock in an amount that is at least equal to the minimum amount required to maintain REIT status each year through regular quarterly dividends. We are required to distribute at least 90% of our net taxable income each year, excluding capital gains, to our stockholders in order to retain REIT status.

Recent Sales of Unregistered Securities

         Except as described below, there were no securities sold by the registrant in 2001 that were not registered under the Securities Act.

         On May 17, 2001, a special-purpose vehicle created by one of our subsidiaries issued commercial mortgage pass-through certificates for $1.44 billion. Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated acted as co-lead managers and joint bookrunners with respect to the certificates. The certificates were issued to six investment banks, including Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as the initial purchasers. This issuance of certificates was exempt from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transaction did not involve a public offering. The certificates were eligible for resale by the initial purchasers in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to institutional accredited investors within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act, or outside the United States in accordance with Regulation S under the Securities Act.

         On December 3, 2001, we issued 357.6 shares of our common stock to an indirect, wholly owned Hungarian subsidiary of TrizecHahn Corporation in exchange for the delivery for cancellation to us of all previously outstanding Series A convertible preferred stock in connection with the exercise of conversion rights. The exemption from registration was pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transaction did not involve a public offering.

         On December 3, 2001, we issued 100 shares of our special voting stock, 100,000 shares of our Class F convertible stock and 38,000,000 shares of our common stock to TrizecHahn Corporation's indirect Hungarian subsidiary in exchange for the delivery for cancellation to us of all previously outstanding common stock in connection with a recapitalization of our company. The exemption from registration was pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transaction did not involve a public offering.

         On December 11, 2001, we issued 180,000 shares of our common stock to TrizecHahn Corporation in consideration for the contribution to us of all outstanding shares of 823 Inc. common stock and the assignment to us of all indebtedness of 823 Inc. to TrizecHahn Corporation. The exemption from registration was pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transaction did not involve a public offering.

         On December 28, 2001, we issued 376,500 shares of our Class C convertible preferred stock to TrizecHahn Corporation's indirect Hungarian subsidiary for aggregate cash proceeds of $414,150,000 and 4 shares of our Class C convertible preferred stock to a minority shareholder of our common stock for aggregate cash proceeds of $4,400. The exemption from registration was pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transactions did not involve a public offering.

Terms of Conversion of Recently Issued Unregistered Convertible Securities

         Holders of shares of Class C convertible preferred stock may at their option convert all or part of their shares of Class C convertible preferred stock into common stock at any time after April 1, 2002. Each share of Class C convertible preferred stock shall be convertible into such number of shares of our common stock equal to $1,100 divided by the fair market value of one share of our common stock at the time of conversion, which is to be determined by our board of directors.

         Shares of our Class F convertible stock are convertible into shares of our common stock in connection with certain triggering events that generally relate to FIRPTA tax liability. If and to the extent that TrizecHahn Corporation, Trizec Canada Inc. or their subsidiaries dispose of shares of our stock at a time when that sale is not exempt from U.S. tax because we are not then a "domestically-controlled REIT," TrizecHahn Corporation, Trizec Canada Inc. and their subsidiaries will incur FIRPTA tax with respect to the gain realized on such disposition. Holders of the Class F convertible stock will be entitled to convert shares of Class F convertible stock into shares of our common stock, in most cases on the business day following delivery of a conversion notice to us, in connection with any of the following conversion triggering events:

         o FIRPTA tax is payable in connection with a disposition of our capital stock pursuant to the corporate reorganization;

         o FIRPTA tax is payable in connection with major corporate transactions or events, such as mergers, requiring the approval of a specified portion of our common stockholders or the tendering of a specified portion of our common stock to effect those transactions or events, where they occur within 66 months following the effective date of the corporate reorganization;

         o FIRPTA tax is payable in connection with a disposition of shares of our capital stock by Trizec Canada Inc. or its subsidiaries within a three-month period following the 63rd month after the corporate reorganization, and prior to such disposition we were unable to deliver certification stating that we are a "domestically-controlled REIT" at such time or we provided such certification but FIRPTA tax is nevertheless payable on such disposition;

         o FIRPTA tax is payable in connection with a disposition of shares of our capital stock by Trizec Canada Inc. or its subsidiaries within a 60-month period following the 66th month after the corporate reorganization, which shares were held by Trizec Canada Inc. or its subsidiaries on the 66th-month anniversary of the corporate reorganization; provided that in connection with a disposition of our capital stock by Trizec Canada Inc. or its subsidiaries in the three-month period following the 63rd month after the corporate reorganization, we were unable to deliver certification stating that we were a "domestically-controlled REIT" at such time or we provided such certification but FIRPTA tax was nevertheless payable on such disposition; and

         o a FIRPTA tax liability is asserted by the Internal Revenue Service but is disputed by the relevant taxpayer and such taxpayer wishes to prepay the disputed amount pending resolution of the dispute but is unable to finance on commercial terms such prepayment and any associated taxes or costs; provided, however, that following the settlement of the dispute the relevant taxpayer will refund to us any amount that is in excess of such taxpayer's FIRPTA tax liability plus any costs associated with the dispute.

         In order to convert a share of Class F convertible stock, the holder must give a notice to us within 21 days after the occurrence of the relevant conversion triggering event. In most circumstances, a sale of shares of our common stock by Trizec Canada Inc. or its subsidiaries in the 63-month period following the corporate reorganization will not entitle a holder to convert any shares of Class F convertible stock into shares of our common stock. Based on all of the facts and circumstances, we do not expect that TrizecHahn Corporation, Trizec Canada Inc. or their subsidiaries will incur a material amount of FIRPTA tax in connection with any of the transfers made as part of the corporate reorganization. Furthermore, we are not currently planning to undertake any transactions or events after the corporate reorganization that would allow for the conversion of our Class F convertible stock. In addition, based on all of the facts and circumstances, we expect to qualify as a "domestically-controlled REIT" 63 months after the effective date of the corporate reorganization.

         Upon conversion, a holder of Class F convertible stock will generally be entitled to a number of shares of our common stock such that the after-tax proceeds from the sale thereof would equal the amount of the FIRPTA tax incurred, plus any costs or penalties associated therewith. In the event that our Class F convertible stock is convertible because FIRPTA tax is payable in connection with a disposition of our stock in the 60-month period following the 66th month after the corporate reorganization as described above, the aggregate number of shares of our common stock that may be received by the holder of our Class F convertible stock pursuant to such conversions would be subject to a limit based on a fixed amount of FIRPTA tax. Specifically, the aggregate number of shares received will be limited so that the aggregate after-tax proceeds from any sale thereof will not exceed the amount of FIRPTA tax that would have been payable had all such shares been sold at the end of the 66th month after the corporate reorganization. For the purposes of determining a holder's conversion entitlement, the fair market value of our common stock will be calculated as follows:

         o Where common stock is sold before the conversion date to fund applicable taxes or costs, the fair market value of our common stock will be determined by the weighted average prices realized on sales of our common stock, less costs associated with such sales.

         o Otherwise, the fair market value of our common stock will be determined by the weighted average trading price of our common stock on the day the conversion notice was delivered.

         If we disagree with the calculation of the number of shares of common stock resulting from conversion, we will be entitled to dispute the calculation in arbitration proceedings.

Item 6.  Selected Financial Data

         The following financial data are derived from our audited combined consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

         The combined consolidated financial statements present all of TrizecHahn Corporation's U.S. holdings, substantially all of which are owned and operated by Trizec Properties, Inc., TrizecHahn Developments Inc. and their respective consolidated subsidiaries. The combined entities and their subsidiaries are under the common control of TrizecHahn Corporation and have been presented utilizing the historical cost basis of TrizecHahn Corporation.

                                                                         Years Ended December 31,
                                                      --------------------------------------------------------------

                                                          2001         2000        1999         1998        1997
                                                      --------------------------------------------------------------
                                                                                                         (unaudited)
                                                                           (in millions)
Operating Data:
Revenues:
  Rental, parking and other......................     $   912.3    $   870.5   $   801.7    $  524.0     $   326.9
                                                      --------------------------------------------------------------
  Total revenues.................................         928.0        879.0       808.8       536.6         331.7
                                                      --------------------------------------------------------------
Expenses:
  Operating and property taxes...................        (378.9)      (355.6)     (333.9)     (222.1)       (152.3)
  General and administrative.....................         (25.9)       (18.4)      (16.7)       (9.0)         (9.1)
  Interest.......................................        (152.7)      (265.7)     (235.0)     (160.9)        (86.9)
  Depreciation and amortization..................        (161.1)      (154.1)     (133.4)      (70.6)        (43.1)
  Reorganization costs...........................         (15.9)        (6.7)       (5.0)        -             -
  Loss from securities investments
     and derivatives.............................         (15.9)         -           -           -             -
                                                      --------------------------------------------------------------
  Total expenses.................................        (750.4)      (800.5)     (724.0)     (462.6)       (291.4)
                                                      --------------------------------------------------------------
Income before allocation to minority interest,
  income from unconsolidated real estate joint
  ventures, real estate gain (loss), income
  taxes, extraordinary item and effect of change
  in accounting principle........................         177.6         78.5        84.8        74.0          40.3
Minority interest................................           0.4          0.6         1.5         1.1           -
Income from unconsolidated real estate joint
  ventures.......................................          12.9         19.4        16.2        40.6          31.9
Real estate gain (loss)..........................        (307.0)        33.2       (41.4)      535.0           1.9
(Provision for) benefit from income taxes........         (13.8)       252.8       (22.8)     (248.4)        (28.2)
Effect of change in accounting principle
  and extraordinary item.........................         (22.6)        (1.5)        -           -             -
                                                      --------------------------------------------------------------
Net income (loss)................................     $  (152.5)   $   383.0   $    38.3    $  402.3     $    45.9
                                                      ==============================================================

                                                                        Years Ended December 31,
                                                      --------------------------------------------------------------
                                                         2001         2000        1999         1998         1997
                                                      --------------------------------------------------------------
                                                                                                         (unaudited)
                                                                             (in millions)
Combined Balance Sheet Data (at end of period):

Real estate, net of accumulated depreciation.....      $ 4,960.4    $ 4,578.8   $ 4,734.4    $ 4,051.8    $ 1,999.6

Cash and cash equivalents........................          297.4         70.2        80.4         78.6         72.7

Investment in unconsolidated real estate joint
   ventures......................................          289.2        384.0       342.0        305.1        738.9

Total assets.....................................        6,096.4      5,564.0     5,541.3      5,017.4      3,030.4

Mortgage debt and other loans....................        3,017.8      2,326.9     2,587.2      2,257.7      1,368.4

Total liabilities................................        3,661.0      2,917.2     4,011.4      3,149.5      1,564.8

Owner's equity...................................        2,435.4      2,646.8     1,529.9      1,867.9      1,465.6

Cash Flow Information:

Cash provided by (used for) operating activities.      $   462.9    $   113.1   $   490.7     $  (186.0)   $  142.7

Cash provided by (used for) investing activities.      $  (597.0)   $   (52.7)  $  (873.2)    $  (992.3)   $ (155.1)

Cash provided by (used for) financing activities.      $   361.3    $   (70.6)  $   384.3     $ 1,184.0    $   42.1

Other Data:

Number of office properties......................           76           77          89            87          33

Net rentable square feet of office properties (in
   millions).....................................           48.9         49.8        52.0          48.0        27.9

Occupancy of office properties weighted on owned
   area..........................................           94.3%        94.2%       91.4%        90.4%        87.4%

Office property operating income (1) (5).........      $   511.2    $   508.2   $   463.4     $  265.4     $  113.6
                                                      ==============================================================

Office property operating income including pro rata
   joint venture share (2) (5)...................      $   564.5    $   558.4   $   513.1     $  310.9     $  147.7
                                                      ==============================================================
Earnings before interest, taxes, depreciation and
   amortization (3) (5)..........................      $   580.8    $   565.2   $   513.1     $  427.5     $  292.3
                                                      ============ =========== ============ ============ ===========

Funds from operations (4) (5)....................      $   360.5    $   250.3   $   242.1     $  198.4     $  139.0
                                                      ============ =========== ============ ============ ===========

------------------------
(1) Office property operating income is defined as total rental revenue including tenant recoveries and parking, fee and other income less operating expenses and property taxes of our office portfolio. Office property operating income is presented because this data is used by some investors to evaluate the performance of, and to determine the estimated fair market value of our office property portfolio. We consider office property operating income to be an indicative measure of our operating performance due to the significance of our office property portfolio to our overall results, and because this data can be used to evaluate our ability to effectively manage our portfolio. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP. In addition, our definition and calculation of office property operating income may not be comparable to similarly titled measures reported by other companies. General and administrative, interest, taxes, depreciation and amortization expenses, which are not reflected in the presentation of office property operating income, have been, and will be, incurred by us. Investors are cautioned that these excluded items are significant components in understanding and assessing our financial performance.

(2) Office property operating income including pro rata joint venture share is defined as total rental revenue including tenant recoveries and parking, fee and other income less operating expenses and property taxes plus our pro rata share of property net operating income from unconsolidated real estate joint ventures. Office property operating income including our pro rata joint venture share is presented because this data is used by some investors to evaluate the performance of, and to determine the estimated fair market value of our office property portfolio. We consider office property operating income including pro rata joint venture share to be an indicative measure of our operating performance due to the significance of our office property portfolio to our overall results, and because this data can be used to evaluate our ability to effectively manage our portfolio. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP. In addition, our definition and calculation of office property operating income including pro rata joint venture share may not be comparable to similarly titled measures reported by other companies. General and administrative, interest, taxes, depreciation and amortization expenses, which are not reflected in the presentation of office property operating income, have been, and will be incurred by us. Investors are cautioned that these excluded items are significant components in understanding and assessing our financial performance.

(3) Earnings before interest, taxes, depreciation and amortization is defined as net income excluding interest expense, reorganization costs, loss from securities investments and derivatives, income taxes, depreciation and amortization, minority interest allocation, real estate gain (loss), extraordinary items, effect of change in accounting principle and income from investment in real estate joint ventures plus our share of the earnings before interest, income taxes, depreciation and amortization for the unconsolidated real estate ventures. Earnings before interest, taxes, depreciation and amortization is presented because we believe this data is used by some investors to evaluate our ability to meet debt service requirements. We consider earnings before interest, taxes, depreciation and amortization to be an indicative measure of our operating performance due to the significance of our long-lived assets and because this data can be used to measure our ability to service debt, fund capital expenditures and expand our business. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP. In addition, earnings before interest, taxes, depreciation and amortization as calculated by us may not be comparable to similarly titled measures reported by other companies. Interest, taxes and depreciation and amortization, which are not reflected in the presentation of earnings before interest, taxes, depreciation and amortization, have been, and will be, incurred by us. Investors are cautioned that these excluded items are significant components in understanding and assessing our financial performance.

(4) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in March 1995 defines funds from operations as net income
         (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of funds from operations to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute funds from operations in accordance with standards established by NAREIT, which may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Funds from operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. For a reconciliation of net income to funds from operations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations" in this information statement.

(5) The following table reconciles net income to funds from operations; earnings before interest, taxes depreciation and amortization; office property operating income including pro rata joint ventures share; and, office property operating income.


                                                                   Years Ended December 31,
                                             ---------------------------------------------------------------------
                                                 2001          2000          1999          1998          1997
                                             ------------- ------------- -------------  ------------  ------------
                                                                                                      (unaudited)
                                                                        (in millions)
Net income.................................  $   (152.5)   $    383.0    $     38.3     $    402.3    $     45.9
Add/(deduct):
Minority interest..........................        (0.4)         (0.6)         (1.5)          (1.1)          -
Income from unconsolidated real estate
  joint ventures...........................       (12.9)        (19.4)        (16.2)         (40.6)        (31.9)
Real estate (gain) loss....................       307.0         (33.2)         41.4         (535.0)         (1.9)
(Provision for) benefit from income taxes..        13.8        (252.8)         22.8          248.4          28.2
Effect of change in accounting principle
  and extraordinary item...................        22.6           1.5           -              -             -
                                             ------------- ------------- -------------  ------------  ------------
Income before allocation to minority
  interest, income from unconsolidated real
  estate joint ventures, real estate gain
  (loss), income taxes, extraordinary item
  and cumulative effect of a change in
  accounting principle.....................       177.6          78.5          84.8           74.0          40.3

Add/(deduct):
Income from unconsolidated real estate
  joint ventures...........................        12.9          19.4          16.2           40.6          31.9

Depreciation and amortization (real estate
  related) including share of
  unconsolidated real estate joint ventures       174.9         161.8         142.3           85.8          69.1
Current operating taxes....................        (4.9)         (9.4)         (1.2)          (2.0)         (2.3)
                                             ------------- ------------- -------------  ------------  ------------
Funds from operations......................       360.5         250.3         242.1          198.4         139.0
Add:
Interest expense including share of
  unconsolidated real estate joint ventures       180.5         295.4         262.3          222.5         149.2
Non real estate related depreciation and
  amortization including share of
  unconsolidated real estate joint ventures         3.1           3.4           2.5            4.6           1.8
Reorganization costs.......................        15.9           6.7           5.0            -             -
Loss from securities investments and
  derivatives..............................        15.9           -             -              -             -
Current operating taxes....................         4.9           9.4           1.2            2.0           2.3
                                             ------------- ------------- -------------  ------------  ------------
Earnings before interest, taxes,
  depreciation and amortization............       580.8         565.2         513.1          427.5         292.3

Add/(deduct):
General and administrative expense.........        25.9          18.4          16.7            9.0           9.1
Interest income including share of
  unconsolidated real estate joint ventures       (17.2)        (12.0)         (9.6)         (20.1)         (7.6)
Retail portfolio property operating income
  including share of unconsolidated real
  estate joint ventures....................       (25.0)        (13.2)         (7.1)        (105.5)       (146.1)
                                             ------------- ------------- -------------  ------------  ------------
Office property operating income including
  pro rata joint venture share.............       564.5         558.4         513.1          310.9         147.7
Deduct:
Share of unconsolidated real estate joint
  ventures office property operating income       (53.3)        (50.2)        (49.7)         (45.5)        (34.1)
                                             ------------- ------------- -------------  ------------  ------------
Office property operating income...........  $    511.2    $    508.2    $    463.4     $    265.4    $    113.6
                                             ============= ============= =============  ============  ============

       Unaudited Pro Forma Condensed Combined Consolidated Financial Data

Basis of Presentation for Unaudited Pro Forma Condensed Combined Consolidated Balance Sheet as of December 31, 2001

         TrizecHahn Corporation, our ultimate parent company, is currently proposing a corporate reorganization. On completion of this corporate reorganization, we expect to become a publicly traded real estate investment trust, or REIT, and to own all of the U.S. assets that TrizecHahn Corporation currently owns, directly or indirectly.

         Appearing elsewhere in this Form 10-K are our combined consolidated historical financial statements as of December 31, 2001. The organization presented in those combined financial statements is not a legal entity; it is a combination of all of the U.S. assets held directly or indirectly by TrizecHahn Corporation.

         The unaudited pro forma condensed combined consolidated balance sheet gives effect to transactions up to and including the effective date of the proposed corporate reorganization, which have either occurred or will probably occur subsequent to December 31, 2001, as if they had occurred on December 31, 2001. In the opinion of management, all significant adjustments necessary to reflect the effects of the corporate reorganization have been made.

         The unaudited pro forma condensed combined consolidated balance sheet is presented for comparative purposes only and is not necessarily indicative of what our actual future combined position would be. This unaudited pro forma combined consolidated balance sheet should be read in conjunction with, and is qualified in its entirety by, our historical combined consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Pro Forma Condensed Combined Consolidated Balance Sheet at December 31, 2001

                                                                        Historical                         Pro Forma
                                                                         Condensed        Pro Forma        Condensed
                                                                         Combined        Adjustments       Combined
                                                                       Consolidated        (Note 1)      Consolidated
                                                                      ---------------- ----------------- --------------
                                                                                         (unaudited)      (unaudited)
                                                                                        (in thousands)
Assets
Real estate, net....................................................  $   4,960,447    $       30,000    $  4,990,447
Cash and cash equivalents/(bank overdraft)..........................        297,434          (361,341)        (63,907)
Investment in unconsolidated real estate joint ventures.............        289,242                 -         289,242
Loan receivable from Chelsfield plc.................................              -            35,641          35,641
Other assets........................................................        458,679                 -         458,679
Advances to parent and affiliated companies.........................         90,633           (90,633)              -
                                                                      ---------------- ----------------- --------------
Total assets........................................................  $   6,096,435    $     (386,333)   $  5,710,102
                                                                      ================ ================= ==============
Liabilities and Owners' Equity
Mortgage debt and other loans.......................................  $   3,017,798    $      215,500    $  3,233,298
Other liabilities...................................................        342,057                 -         342,057
Deferred income taxes...............................................         60,000                 -          60,000
Advances from parent and affiliated companies.......................        236,619          (236,619)              -
                                                                      ---------------- ----------------- --------------
Total liabilities...................................................      3,656,474           (21,119)      3,635,355
                                                                      ---------------- ----------------- --------------
Minority interest...................................................          4,386                 -           4,386
                                                                      ---------------- ----------------- --------------
Redeemable Stock....................................................            200                 -             200
                                                                      ---------------- ----------------- --------------
Owners' Equity
THDI common stock ..................................................              -                 -               -
Trizec Properties common stock......................................            382             1,113           1,495
Series B convertible preferred stock................................      1,100,000        (1,100,000)              -
Class C convertible preferred stock.................................        414,154          (414,154)              -
Warrants............................................................              -            20,890          20,890
Additional paid-in capital..........................................        922,844         1,132,266       2,055,110
Retained earnings...................................................          6,514            (2,765)          3,749
Unearned compensation...............................................         (6,701)           (2,564)         (9,265)
Accumulated other comprehensive income (loss).......................         (1,818)                -          (1,818)
                                                                      ---------------- ----------------- --------------
Total Owners' Equity................................................      2,435,375          (365,214)      2,070,161
                                                                      ---------------- ----------------- --------------
Total Liabilities and Owners' Equity................................  $   6,096,435    $     (386,333)   $  5,710,102
                                                                      ================ ================= ==============

Notes to Pro Forma Condensed Combined Consolidated Balance Sheet as of December 31, 2001 (unaudited)
(dollars in thousands, except share and per share amounts)

1. Transactions that are planned to occur prior to or at the effective date of the corporate reorganization.

         Distributions
         -------------

         a. Prior to the effective date of the corporate reorganization, Trizec Properties is expected to pay a cash dividend on its Series B convertible preferred stock, Class C convertible preferred stock and common stock representing its estimated 2002 taxable income and additional cash required by TrizecHahn Corporation to complete the corporate reorganization. The aggregate dividend is currently estimated to be approximately $601,833. In addition, at that time, TrizecHahn Corporation will repay its intercompany advance from Trizec Properties in the amount of $90,633. This results in an estimated net distribution of approximately $511,200. The final net distribution may vary from this estimate.

               This dividend of $601,833 has been charged to additional paid-in capital, with $386,333 estimated to be funded from cash and cash equivalents and the remaining $215,500 from our revolving credit facility. The ultimate amount to be borrowed under the revolving credit facility will be determined by such variables as the actual amount of the dividend and the actual cash position of Trizec Properties at the time the dividend is paid.

         Stock Transactions and Inter-Company Transfers
         ----------------------------------------------

         b. Prior to the effective date of the corporate reorganization, TrizecHahn Corporation will contribute to Trizec Properties all retail and entertainment assets that were owned by TrizecHahn Developments Inc., or THDI. To effect the contribution, TrizecHahn Corporation will contribute all issued and outstanding THDI common stock and inter-company debt owed to it of $236,619 in exchange for newly issued shares of Trizec Properties Class C convertible preferred stock and Trizec Properties common stock. Given that the assets contributed are already included in our combined historical balance sheet, the only impact of this transfer will be an increase in Class C convertible preferred stock of $236,619 and a reduction in advances from parent and affiliated companies of the same amount.

         c. Prior to the effective date of the corporate reorganization, TrizecHahn Corporation will transfer to Trizec Properties the 151 Front Street, Toronto, Ontario property for consideration of $30,000 in cash. This value represents TrizecHahn Corporation's carrying value as at December 31, 2001. As a result, cash has been reduced by $30,000 and real estate, net has been increased by $30,000.

         d. TrizecHahn Corporation expects to complete a sale of its interest in Global Switch S.a.r.l. prior to the effective date of the corporate reorganization. On March 4, 2002 Trizec Properties advanced to TrizecHahn Corporation (pound) 25,000 ($35,641) to fund TrizecHahn Corporation's loan commitment to Chelsfield plc in connection with the negotiation of the Global Switch sale. It is expected that once TrizecHahn Corporation has completed its sale, it will transfer to Trizec Properties any shares of Chelsfield plc or amounts receivable from Chelsfield plc prior to the effective date of the corporate reorganization in consideration for shares of Trizec Properties stock and repayment of this intercompany advance. At December 31, 2001, TrizecHahn Corporation's carrying value of its joint venture in Global Switch was $39,500. The ultimate value of the consideration Trizec Properties will pay for the transferred assets will vary based on a number of factors including the value of any Chelsfield plc share consideration that may be received at the time of the Global Switch sale. Only the intercompany advance and planned subsequent settlement, by transfer of the loan receivable from Chelsfield plc, have been given pro forma effect. As a result, cash has been reduced by $35,641 and loan receivable from Chelsfield plc has increased by $35,641, on the assumption that the full (pound) 25,000 will be drawn by Chelsfield, plc.

         e. While we do not know the intention of the minority shareholder which holds four shares of Trizec Properties Class C convertible preferred stock, it is assumed for the purpose of this pro forma presentation that prior to the effective date of the corporate reorganization all of the Trizec Properties

               Series B convertible preferred stock and Class C convertible preferred stock will be converted into Trizec Properties common stock. As a result, Series B convertible preferred stock and Class C convertible preferred stock have been reduced by $1,100,000 and $650,773 respectively with an offsetting increase to additional paid-in capital.

               As part of the corporate reorganization, Trizec Properties will modify the number of its issued and outstanding shares of common stock such that the number of its issued and outstanding shares of common stock held by a subsidiary of Trizec Canada Inc. and TrizecHahn Corporation's Hungarian subsidiary will in aggregate equal the number of issued and outstanding TrizecHahn Corporation subordinate voting shares and multiple voting shares.

               We have assumed that the following shares of stock will be outstanding at the effective date of the corporate reorganization:


                  o      149,543,948 shares of common stock; and

                  o      100 shares of special voting stock; and

                  o      100,000 shares of Class F convertible stock.


               The estimated number of shares of Trizec Properties common stock is based on the actual number of TrizecHahn Corporation subordinate voting shares and multiple voting shares outstanding as of February 28, 2002. The actual number of shares of common stock will vary based on the actual number of TrizecHahn Corporation subordinate voting and multiple voting shares outstanding as of the effective date of the corporate reorganization.

               As a result of the above, $1,113 is reclassified from additional paid-in capital to Trizec Properties common stock to reflect the par value of the common stock outstanding.


         f. All outstanding options to purchase shares of TrizecHahn Corporation will be cancelled and replaced as part of the corporate reorganization with either (1) options to purchase our common stock, (2) warrants to purchase our common stock or (3) options to purchase Trizec Canada Inc. subordinate voting shares.


               Cancelled TrizecHahn Corporation options that are in respect of services provided to Trizec Properties are to be replaced with options to purchase our common stock. These options are measured for accounting purposes based on their intrinsic value on the date they are exchanged. Intrinsic value is the current market value of the shares subject to an option or warrant less the exercise price of each such option or warrant. Based on an estimate of 8.6 million options to be issued, and using $15.95 per share, which is the closing price of TrizecHahn Corporation subordinate voting shares on the New York Stock Exchange on February 28, 2002, the intrinsic value of these options for the purpose of this pro forma balance sheet has been estimated to be $5,329. To the extent the options are already vested, the intrinsic value of $2,765 will be expensed to reorganization costs with an offsetting increase to additional paid-in capital. This is reflected on the pro forma balance sheet as a decrease to retained earnings. To the extent the options remain unvested, the aggregate intrinsic value of $2,564 will result in an increase to unearned compensation with an offsetting increase to additional paid-in capital within owners' equity on the balance sheet. This amount is then amortized to general and administrative expense over the vesting period.

               Cancelled TrizecHahn Corporation options not to be replaced as described in the preceding paragraph are to be replaced with warrants to purchase our common stock or with Trizec Canada Inc. options. For any Trizec Canada Inc. options to be issued we will issue a similar number of warrants to purchase our common stock. All warrants to be issued are not for services rendered to Trizec Properties. As such, for accounting purposes they are measured at fair market value, and considered a deemed dividend by us. Based on an estimate of 8.7 million warrants to be issued and using the binomial option pricing model, the fair market value of these warrants and the amount of the deemed dividend is $20,890. This amount is based on a trading value of Trizec Properties common stock of $15.95 per share, which is the trading value of TrizecHahn Corporation subordinate voting shares at February 28, 2002, and is based on other assumptions required for the binomial option pricing model considered by management to be reasonable.

               The intrinsic values and fair market values used in these pro forma financial statements are subject to change as the actual amounts on the date of the corporate reorganization may vary due to such variables as the initial trading value of the Trizec Properties common stock, the actual number of options outstanding, and possible different assumptions in the binomial option pricing model.

                          Pro Forma Adjustment Summary
                                  Balance Sheet
                                December 31, 2001

The above transactions described in Note 1 can be summarized as follows:

                                                   a.          b.           c.          d.          e.           f.        Total
                                               ----------- ------------ ----------- ----------- ------------ ----------- -----------
Balance sheet caption increase (decrease) in:
    (in thousands)

Real estate, net                                       -           -       30,000           -           -            -      30,000

Cash and cash equivalents/(bank overdraft)      (295,700)          -      (30,000)    (35,641)          -            -    (361,341)

Loan receivable from Chelsfield plc                    -           -            -      35,641           -            -      35,641

Advances to parent & affiliated companies        (90,633)          -            -           -           -            -     (90,633)

Mortgage debt and other loans                    215,500           -            -           -           -            -     215,500

Advances from parent & affiliated companies            -    (236,619)           -           -           -            -    (236,619)

Trizec Properties common stock                         -           -            -           -       1,113            -       1,113

Series B convertible preferred stock                   -           -            -           -  (1,100,000)           -  (1,100,000)

Series C convertible preferred stock                   -     236,619            -           -    (650,773)           -    (414,154)

Warrants                                               -           -            -           -           -       20,890      20,890

Additional paid-in capital                      (601,833)          -            -           -   1,749,660      (15,561)  1,132,266

Retained earnings                                      -           -            -           -           -       (2,765)     (2,765)

Unearned compensation                                  -           -            -           -           -       (2,564)     (2,564)

Basis of Presentation for Unaudited Pro Forma Condensed Combined Consolidated Statement of Operations for the Year Ended December 31, 2001

         TrizecHahn Corporation, our ultimate parent company, is currently proposing a corporate reorganization. Upon completion of this corporate reorganization, we expect to become a publicly traded real estate investment trust, or REIT, and to own all of the U.S. assets that TrizecHahn Corporation currently owns, directly or indirectly.

         Appearing elsewhere in this Form 10-K are our combined consolidated historical financial statements for the year ended December 31, 2001. The organization presented in those combined financial statements is not a legal entity; it is a combination of all of the U.S. assets held directly or indirectly by TrizecHahn Corporation.

         The unaudited pro forma condensed combined consolidated statement of operations for the year ended December 31, 2001 gives effect to transactions up to and including the effective date of the proposed corporate reorganization, which will probably occur subsequent to December 31, 2001, as if they had occurred on January 1, 2001. In the opinion of management, all significant adjustments necessary to reflect the effects of the corporate reorganization have been made.

         The unaudited pro forma condensed combined consolidated statement of operations is presented for comparative purposes only and is not necessarily indicative of what our actual future combined results of operations would be. The unaudited pro forma condensed combined consolidated statement of operations should be read in conjunction with, and are qualified in their entirety by, our historical combined consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Pro Forma Condensed Combined Consolidated Statement of Operations For the Year Ended
December 31, 2001

                                                                                 Historical                           Condensed
                                                                                 Condensed         Pro Forma          Combined
                                                                                 Combined         Adjustments       Consolidated
                                                                                Consolidated        (Note 1)          Pro Forma
                                                                                -------------     -----------       ------------
                                                                                                  (unaudited)        (unaudited)
                                                                                 (in thousands except share and per share amounts)
Revenues:
  Rental, parking and other ..................................................  $     912,274     $                $      912,274
                                                                                -------------     ------------     --------------
  Total revenues .............................................................        927,951                             927,951
                                                                                -------------     ------------     --------------
Expenses:

  Operating and property taxes ...............................................        378,951                             378,951
  General and administrative .................................................         25,854            1,052             26,906
  Interest ...................................................................        152,759           26,846            179,605
  Depreciation and amortization ..............................................        161,078                             161,078
  Reorganization costs .......................................................         15,922                              15,922
  Loss from securities investments and derivatives ...........................         15,827                              15,827
                                                                                -------------     ------------     --------------
Total expense ................................................................        750,391           27,898            778,289
                                                                                -------------     ------------     --------------

Income before allocation to minority interest, income from
  unconsolidated real estate joint ventures, real estate gain (loss), income taxes, extraordinary item and effect of change in
  accounting principle .......................................................        177,560          (27,898)           149,662

Minority interest ............................................................            433                                 433
Income from unconsolidated real estate joint ventures ........................         12,952                              12,952
Real estate gain (loss) ......................................................       (307,044)                           (307,044)
(Provision for) benefit from income taxes ....................................        (13,795)                            (13,795)
                                                                                -------------     ------------     --------------
Income (loss) from continuing operations before effect of
  extraordinary item and change in accounting principle ......................  $    (129,894)    $    (27,898)    $     (157,792)
                                                                                =============     ============     ==============

Income (loss) from continuing operations before effect of change in
  accounting principle and extraordinary item per share - basic ..............                                     $        (1.06)
                                                                                                                   ==============

Weighted average number of shares of common stock outstanding ................                                        149,543,948
                                                                                                                   ==============

Income (loss) from continuing operations before effect of change in
  accounting principle and extraordinary item per share - diluted ............                                     $        (1.06)
                                                                                                                   ==============

Weighted average number of shares of common stock and common stock
  equivalents outstanding ....................................................                                        149,543,948
                                                                                                                   ==============

Notes to Pro Forma Condensed Combined Consolidated Statement of Operations For the Year Ended December 31, 2001 (unaudited) (dollars in thousands, except share and per share amounts)

1. Transactions that are planned to occur prior to or at the effective date of the corporate reorganization

    a. Distributions that are planned to occur result in increased interest expense on Trizec Properties's revolving credit facility and reduced interest income on reduced cash balances. This results in a charge to interest expense of $26,846 for the year ended December 31, 2001. This charge reflects a weighted average blended interest rate of approximately 4.65% for the year ended December 31, 2001.

         The ultimate charge to interest expense will vary based on such variables as the actual amount of the distributions, the actual amount of borrowings required to fund the distributions, and such other factors as interest rates at that time. If interest rates had increased by 1/8% this would have resulted in additional pro forma annualized interest expense of approximately $721.

    b. Trizec Properties will incur compensation expense for the amortization, over the vesting period, of the unearned compensation expense of the unvested TrizecHahn Corporation options exchanged for our unvested options. Based on an estimated intrinsic value, this results in a charge to general and administrative expense of $1,052 for the year ended December 31, 2001. The actual amortization will vary based on the intrinsic value of the stock options on the effective date of the corporate reorganization.

2. Material non-recurring transactions directly attributable to the corporate reorganization

    The following non-recurring transaction is directly attributable to the corporate reorganization and will result in a charge in our statement of operations. This non-recurring transaction is not reflected in the pro forma condensed combined consolidated statement of operations.

    Trizec Properties will incur compensation expense for the vested options of TrizecHahn Corporation that are to be exchanged for our vested options. This will result in a charge of $2,765 to reorganization costs based on the estimated intrinsic value. This amount will vary based on the intrinsic value of the stock options on the effective date of the corporate reorganization.

    In addition, no pro forma adjustments have been presented to reflect the operations of 151 Front St., Toronto, Ontario as it is held for near term disposition.

3.  Earnings per share

    As part of the corporate reorganization, Trizec Properties will modify the number of its issued and outstanding shares of common stock such that the number of its issued and outstanding shares of common stock held by a subsidiary of Trizec Canada Inc. and TrizecHahn Corporation's Hungarian subsidiary will in aggregate equal the number of issued and outstanding TrizecHahn Corporation subordinate voting shares and multiple voting shares. We have assumed for the purposes of the pro forma presentation that this will result in approximately 149,543,948 shares of common stock. This number is based on the number of voting shares of TrizecHahn Corporation outstanding on February 28, 2002. The number of shares actually issued will differ from this amount based on the actual number of TrizecHahn Corporation voting shares on the effective date of the corporate reorganization.

    Unaudited basic and diluted income from continuing operations before effect of change in accounting principle and extraordinary item per share have been computed by dividing income from continuing operations before effect of change in accounting principle and extraordinary item by the number of voting shares of TrizecHahn Corporation outstanding at February 28, 2002. All Trizec Properties common stock equivalents at February 28, 2002 that are expected to be outstanding at the effective date of the corporate reorganization were considered for the purposes of determining dilutive shares outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following should be read in conjunction with "Forward-Looking Statements" and our combined consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Overview

         We will be the second largest fully integrated, self-managed, publicly traded office company in the United States based on the square footage of our owned and managed properties as of December 31, 2001, according to our internal estimates that are based on publicly available information about our competitors as of February 15, 2002. We are principally engaged in owning and managing office properties in the United States. At December 31, 2001, we had total assets of $6.1 billion and owned interests in or managed 76 office properties containing approximately 49 million square feet, with our pro rata ownership interest totaling approximately 41 million square feet. Based on square footage, approximately 77% of our buildings are located in central business districts, or CBDs, of major U.S. cities, including Atlanta, Chicago, Dallas and Houston and the Los Angeles, New York and Washington, D.C. areas, and approximately 76% of our buildings are Class A. We consider Class A office buildings to be buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates and that are modern structures or have been modernized to compete with newer buildings.

         We are also completing the stabilization of three destination-oriented retail and entertainment centers, all of which are in operation. We intend to complete the leasing of these projects to achieve stable operating cash flows and then to dispose of these assets in an orderly fashion over the next several years.

         At the end of 2000, we decided to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing in 2001. As a REIT we generally will not be subject to U.S. federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.

         Our goal is to increase stockholder value through sustained growth in operating cash flows, thereby increasing the value of our portfolio. In the near term, we believe we can accomplish our goal through the following strategies:

         o    intensively managing our properties and our portfolio;

         o    improving the efficiency and productivity of our operations; and

         o    maintaining a prudent and flexible capital plan.

         Our portfolio strategy is to invest in office properties in the CBDs of major metropolitan areas demonstrating high job growth, allowing us to achieve economies of scale across a diverse base of tenants that provide for sustainable property cash flows.

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that involve significant judgment and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed description on the application of these and other accounting policies, see Note 2 in the notes to our consolidated financial statements.

         Real Estate

         With respect to real estate assets classified as held for disposition, the determination of such classification is based on our intention and ability to sell these properties within a stated timeframe. Real estate assets held for disposition are carried at the lower of their carrying values or estimated fair value less costs to sell. Estimated fair value is determined based on management's estimates of amounts that would be realized if the property were offered for sale in the ordinary course of business assuming a reasonable sales period and under normal market conditions. Fair values are determined using valuation techniques including third party appraisals when considered appropriate in the circumstances. Estimates of value include assumptions concerning future property cash flows, disposal dates and expected purchaser risk adjusted rates of return requirements. Different assumptions could result in significantly higher or lower estimates of fair value than those determined by management. In addition, changes in future market conditions could result in ultimate sale proceeds varying significantly from those assumed by management resulting in future gains or losses being recorded.

         We evaluate the recoverability of our real estate assets held for the long term and record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows of the property are less than the carrying amount. A decline in operating results for a particular property could be an indicator of impairment and therefore require a charge to income in the future.

         Investments

         Investments in non-real estate assets consist primarily of marketable equity securities and certain mortgages receivable, the most significant being our mortgage receivable investment in the Sears Tower. The disclosure of fair value of the Sears Tower mortgage receivable is based on estimated future cash flows, expected risk adjusted rates of return and other factors, all of which are subject to uncertainty. Accordingly, other fair values are possible.

         We review, on a regular basis but not less than annually, or when events or circumstances occur, for impairment to our mortgages receivable. Impairment is recognized when the carrying values of the mortgages receivable will not be recovered either as a result of the inability of the underlying assets' performance to meet the contractual debt service terms of the underlying debt and the fair values of the collateral assets are insufficient to cover the obligations and encumbrances, including the carrying values of the mortgages receivable, in a sale between unrelated parties in the normal course of business. When a mortgage is considered impaired, an impairment charge is measured based on the present value of the expected future cash flows discounted at the effective rate of the mortgage or if the cash flows cannot be predicted with reasonable reliability, then the impaired mortgage is valued at the fair value of the underlying collateral. These estimates of future cash flow and fair values could vary and result in a significantly different assessment of impairment.

         Revenue Recognition

         Estimates are used to establish amounts receivable from tenants for such things as common area maintenance, real estate taxes and other cost recoveries. In addition, an estimate is made with respect to our provision for allowance for doubtful accounts receivable. The allowance for doubtful accounts reflects our estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if our tenants' financial condition deteriorates as a result of operating difficulties, additional provisions to increase the allowance may be required.

         Income Taxes

         Historically, prior to electing REIT status, as part of the process of preparing our consolidated financial statements we estimated our income tax expense and required liabilities. This process involved us estimating our current tax expense taking into consideration our tax planning strategies. Significant judgment is required by us in determining our estimated deferred tax liability, and ultimate liabilities for income taxes could be different from the amounts recorded.

Results of Operations

         The following discussion is based on our combined consolidated financial statements for the years ended December 31, 2001, 2000 and 1999.

         The combined consolidated financial statements present all of TrizecHahn Corporation's U.S. holdings, substantially all of which are owned and operated by Trizec Properties and TrizecHahn Developments Inc., TrizecHahn Corporation's two primary U.S. operating and development companies. The combined entities and their subsidiaries are under the common control of TrizecHahn Corporation and have been presented utilizing the historical cost basis of TrizecHahn Corporation.

         We have had significant acquisition and disposition activity in our property portfolio over the last three years. The table that follows is a summary of our acquisition and disposition activity from January 1, 1999 to December 31, 2001 and reflects our total portfolio at December 31, 2001. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint venture or managed property.

                                                               Office                                    Retail/Entertainment
                                               ----------------------------------------        -------------------------------------
                                                                              Pro rata                                      Pro rata
                                                               Total           Owned                             Total       Owned
Properties as of:                              Properties      Sq.Ft.          Sq.Ft.          Properties        Sq.Ft.      Sq.Ft.
                                               ----------     --------       ----------        ----------       --------    --------
                                                             (in thousands)                                   (in thousands
December 31, 1998                                 87            48,054          39,796              --               --         --

     Acquisitions                                  3             4,026           4,026              --               --         --
     Dispositions                                 (1)              (97)            (97)             --               --         --
     Developments placed on-stream                --                --              --               1              363        363
                                               ----------     --------       ----------        ----------       --------    --------

December 31, 1999                                 89            51,983          43,725               1              363        363

     Acquisitions                                 --                --              --              --               --         --
     Dispositions                                (12)           (3,058)         (3,058)             (1)            (363)      (363)
     Developments and additional
       space placed on-stream                      1               678             678               1              475        475
     Reclassification to held for
       development                                (1)             (245)           (196)             --               --         --
     Re-measurement                               --               473             367              --               --         --
                                               ----------     --------       ----------        ----------       --------    --------

December 31, 2000                                 77            49,831          41,516               1               475       475

     Acquisitions                                  3               818             818              --               --         --
     Dispositions                                 (4)           (1,937)         (1,161)             --               --         --
     Additional space placed on-stream            --               150             150               3             1,810      1,601
                                               ----------     --------       ----------        ----------       --------    --------

December 31, 2001                                 76            48,862          41,323               4             2,285      2,076
                                               ==========     ========       =========         ==========       ========    ========

         As a result of the significant acquisition and disposition activity, the financial information presented shows significant changes in revenues and expenses from period to period, and we do not believe our period to period financial data in isolation are necessarily comparable. Accordingly, the analysis that follows focuses on changes resulting from properties that we owned for the entire time during both periods, which we refer to as our "comparable portfolio," and the changes attributable to our total portfolio.

         In the financial information that follows, property revenue includes rental revenue, recoveries from tenants for certain expenses, fee income and parking and other revenue. Property operating expenses include property operating expenses and property taxes, and excludes depreciation and amortization expense. Property operating income is defined as property revenues less property operating expenses, before general and administrative expense, depreciation and amortization, interest expense and income taxes.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

         The following is a table comparing our summarized operating results for the periods, including other selected information.

                                                    Year Ended
                                                   December 31,
                                           ---------------------------    Increase/        %
                                              2001           2000        (Decrease)      Change
                                           ------------  -------------  -------------  -----------
                                                           (dollars in thousands)

Property revenues                          $  912,274    $   870,550    $   41,724           4.8%
Interest income                                15,677          8,480         7,197          84.9
                                           ------------  -------------  -------------  -----------
Total revenues                                927,951        879,030        48,921           5.6
                                           ------------  -------------  -------------  -----------

Property operating expenses                   378,951        355,658        23,293           6.5
General and administrative                     25,854         18,429         7,425          40.3
Interest expense                              152,759        265,680      (112,921)        (42.5)
Depreciation and amortization                 161,078        154,118         6,960           4.5
Reorganization costs                           15,922          6,680         9,242         138.4
Losses from securities investments             15,371              -        15,371           -
Derivative losses                                 456              -           456           -
                                           ------------  -------------  -------------  -----------
Total expenses                                750,391        800,565       (50,174)         (6.3)
                                           ------------  -------------  -------------  -----------
Income before allocation to minority
  interest, income from unconsolidated
  real estate joint ventures, gain
  (loss) on sale of real estate and
  allowance for loss on properties
  held for disposition, income taxes,
  extraordinary item and cumulative
  effect of a change in accounting
  principle                                   177,560         78,465        99,095         126.3
Minority interest                                 433            580          (147)        (25.3)
Income from unconsolidated real estate
  joint ventures                               12,952         19,417        (6,465)        (33.3)
Gain (loss) on sale of real estate
  and allowance for loss on
  properties held for disposition            (307,044)        33,185      (340,229)     (1,025.2)
(Provision for) benefit from income
  and other taxes                             (13,795)       252,840      (266,635)       (105.5)
Extraordinary item                            (17,966)        (1,491)      (16,475)     (1,105.0)
Cumulative effect of a change in
  accounting principle                         (4,631)             -        (4,631)
                                          ------------  -------------  -------------  -----------
Net income                                $  (152,491)  $    382,996    $ (535,487)       (139.8)%
                                          ============  =============  =============  ===========
Straight line rent adjustment             $    18,399   $     24,458    $   (6,059)        (24.8)%
                                          ============  =============  =============  ===========
Lease termination fees                    $    21,217   $      5,575    $   15,544         274.0 %
                                          ============  =============  =============  ===========

         The table below presents selected operating information for our total portfolio and for our comparable portfolio of 71 office properties, which we owned both at December 31, 2001 and 2000, and in each case for the full year.

                                                       Year Ended
                                                      December 31,
                                               ---------------------------    Increase/         %
                                                   2001          2000        (Decrease)       Change
                                               ------------  -------------  --------------  -----------
                                                               (dollars in thousands)
Total Portfolio
   Office
     Property revenues                         $  873,340    $   858,552    $    14,788         1.7%
     Property operating expenses                  362,148        350,334         11,814         3.4
                                               ------------  -------------  --------------  -----------
     Property operating income                 $  511,192    $   508,218    $     2,974         0.6%
                                               ============  =============  ==============  ===========

   Retail
     Property revenues                         $   38,934    $    11,998    $    26,936       224.5%
     Property operating expenses                   16,803          5,324         11,479       215.6
                                               ------------  -------------  --------------  -----------
     Property operating income                 $   22,131    $     6,674    $    15,457       231.6%
                                               ============  =============  ==============  ===========

Comparable Portfolio
   Office
     Property revenues                         $  812,302    $   769,069    $    43,233         5.6%
     Property operating expenses                  354,559        335,258         19,301         5.8
                                               ------------  -------------  --------------  -----------
     Property operating income                 $  457,743    $   433,811    $    23,932         5.5%
                                               ============  =============  ==============  ===========
     Income from unconsolidated real
       estate joint ventures                   $   15,776    $    14,925    $       851         5.7%
                                               ============  =============  ==============  ===========

         The supply of, and demand for, office space affect the performance of our office property portfolio. Macroeconomic conditions, such as current and expected trends in the economy, business and consumer confidence and employment levels, drive this demand.

         During the year, the U.S. economy continued to show weakness. According to Cushman and Wakefield, the national CBD vacancy rate was 12.0% at December 31, 2001 up from 7.1% at year-end 2000. The overall national suburban vacancy rate was 17.0% at year-end 2001, its highest level in seven years.

         During the course of the year, the office space demand profile continued to weaken as the manufacturing and high-tech sector slowdown spread throughout the economy across all industries. Furthermore, the September 2001 terrorist attacks in New York and Washington, D.C. and related circumstances have created additional economic uncertainty and have reduced management's expectations about the level of near-term growth . With substantial amounts of sublease space being returned to office markets in 2001, many of the top CBD markets have moved toward a condition where supply meets or exceeds demand for office space.

         Our portfolio is currently insured against acts of terrorism, subject to policy limits and deductibles and subject to exceptions for terrorist attacks that constitute acts of war. The term of this insurance policy extends through the end of 2002. We cannot ensure that insurance coverage for acts of terrorism will continue to be available on commercially acceptable terms beyond 2002. Insurance costs are expected to increase significantly beyond 2002. There can be no assurance that third party insurers will be able to maintain reinsurance sufficient to cover any losses that may be incurred as a result of terrorist acts. In addition, the level of security has been increased at certain properties in response to the terrorist attacks. We expect to be able to pass on a significant portion of these cost increases to tenants in the form of increased rents.

         On December 3, 2001, a group of Enron Corporation companies filed for Chapter 11 reorganization. Enron is our fourth largest tenant contributing 2% of NOI and occupying 793,000 square feet, primarily at the Allen Center in Houston, Texas. At December 31, 2001, Enron's average in-place net rent was approximately $9.30 per square foot, while current estimated market rents for the space are approximately $14 to $15 per square foot. At this time, we expect Enron will reject its leases with us. The impact on our property operating income will depend on how quickly we are able to re-lease this space.

         Our management believes our portfolio is well positioned to continue to perform through these more uncertain economic times due to its diversified tenant and geographic asset base, primarily located in CBD high job-growth markets in the United States.

         Property Operating Income - Property Revenue Less Property Operating Expense

         The $41.7 million total increase in property revenues for the comparable period is the result of improved performance in the core market office properties, a higher level of termination fees and the part year impact of acquisitions and on-stream development properties, offset by the impact of the disposition of 16 mature office properties with low-growth profiles.

         For our total portfolio of 76 properties for the year ended December 31, 2001, we leased 8.0 million square feet (7.2 million square feet on a pro rata basis) and occupancy increased to 94.3% compared with 94.2% at December 31, 2000, primarily due to the impact of the three properties acquired during the second quarter of 2001, as they ended the year at an average occupancy of 98%. We also achieved a $1.03 per square foot ($0.81 per square foot on a pro rata basis) increase in net rental rates on new and renewal leasing, reflecting the impact of space rolling over at properties with in-place rents below current market levels.

         For the comparable portfolio of 71 properties, occupancy decreased from 94.4% to 94.1% and rental rates increased in key markets such as the Washington D.C. area, New York and Chicago. The average monthly occupancy for these 71 properties was 92.6% compared to 91.8% in 2000. For our 100% owned comparable portfolio of 63 properties, property revenue increased $43.2 million or 5.6%. Excluding termination fees from both periods, property revenue increased $37.0 million or 4.8%.

         The acquisition of three Class A office buildings during the second quarter of 2001 increased property revenue by $16.8 million. The buildings are located in core markets and were acquired for a purchase price of $182 million as a tax efficient re-investment of proceeds from non-core asset dispositions. 550 West Washington in Chicago with 372,000 square feet is 96% occupied. Its average lease term is 8.3 years with no expirations in the first four years, and 4% expiring in the fifth year. 1225 Connecticut in Washington D.C. with 224,000 square feet is 99.8% occupied by Ernst & Young under a lease expiring in mid-2007. Two Ballston in Arlington, Virginia with 222,000 square feet is 100% occupied with an average lease term of 3.9 years.

         In addition, current period revenue benefited $17.3 million from the completion in late 2000 of 225,000 square feet at Beaumeade Corporate Park in Washington, D.C. and the 184,000-square-foot One Reston Place in Reston, Virginia. These buildings were both 100% leased at completion. Also contributing to this increase was 150,000 square feet at 3100 Interstate North Parkway in Marietta, Georgia, which was completed and came on-stream 86% leased in January 2001.

         During the period, as planned we sold four non-core office properties. These sales, combined with 12 properties sold in the second half of 2000, reduced property rental revenue by $62.5 million for the current period.

         Included in the above property revenue analysis are lease termination fees. Lease termination fees are an element of ongoing real estate ownership, and for the year ended December 31, 2001, we recorded $21.2 million of termination fees (2000 - $5.7 million), which is included in parking and other revenue. These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their leases. In 2001, a $9.4 million fee received from a tenant which leased all 184,000 square feet at One Reston Place in Reston, Virginia was recorded. In addition, a $4.2 million fee received from a tenant at Galleria Towers in Dallas was also recorded. We actively manage these situations by maintaining close relationships with our tenants in order to better understand their short and long-term space needs so that we may reclaim space with below-market rent in buildings with a high probability of subsequent lease-up. Historically, annual amounts have averaged approximately

$6 million for the total portfolio; however, we cannot predict accurately the timing or amounts of future lease termination fees.

         Retail property revenue increased $26.9 million due to the completion of all three development projects and our gaining control of the Desert Passage retail/entertainment joint venture project on March 31, 2001 and, as of April 1, 2001, consolidating 100% of its operating results, offset by the impact of the disposition of Fashion Outlet of Las Vegas in September 2000. Previously, as a jointly controlled partnership, 65% of the operating results from Desert Passage, from when the project was completed in August 2000, were included in income from unconsolidated real estate joint ventures. The revised project partnership agreement resulted in us gaining control over project operations and disposition, with the minority partner participating only in project distributions, primarily those arising upon disposition of the project. The retail/entertainment component of Hollywood & Highland in Los Angeles opened on November 8, 2001 and at year end it was 88% leased with occupancy at 72%. Paseo Colorado opened September 28, 2001 and at year end it was 93% leased with occupancy at 84%.

         Property operating expenses, which include real estate taxes, utilities, repairs and maintenance, cleaning and other property related expenses and exclude depreciation and amortization expense, increased due to the portfolio composition changes described above. Excluding the impact on revenues of lease termination fees our comparable office portfolio gross margin decreased to 55.7% from 56.1% on a year-over-year basis. For our comparable portfolio, operating expenses increased due to a higher level of bad debt expense, an increase in property taxes due to higher assessments and increases in utilities, mainly electricity expense.

         Interest Income

         The $7.2 million increase in interest income for the year ended December 31, 2001 compared with the prior year period reflects interest income earned on higher average cash balances resulting from disposition and refinancing proceeds.

         General and Administrative Expense and Reorganization Costs

         General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

         Based on TrizecHahn Corporation's strategic plan, we targeted general and administrative expense savings to be derived from our focus on the office portfolio and from both functional and office location consolidations. As a result of a comprehensive review of our operations for this purpose, we initiated a reorganization plan to simplify our management structure and centralize accounting, payroll and information services functions in Chicago. The reorganization plan will result in a net reduction of approximately 85 office employees by the end of 2002 in these areas. During the year we recorded as reorganization costs a charge of $13.9 million, to provide for employee severance, benefits and other costs associated with announced job redundancies as result of implementing the reorganization plan. Included in the reorganization charge are $2.2 million of non-cash costs, which include $1.2 million for the accelerated recognition of a portion of the entitlements pursuant to the escrowed share grant arrangement for certain U.S. employees and $1.0 million for the write-off of furniture, fixtures and leasehold costs at redundant locations.

         In addition, in 2001, for REIT qualification purposes, we issued and donated 400 shares of common stock to each of 100 charitable organizations. The aggregate 40,000 shares of common stock have been estimated by management to have a fair value of approximately $2 million, and such amount has been recorded as a donation expense and included in reorganization costs.

         General and administrative expenses increased by approximately $7.4 million for the year ended December 31, 2001 compared with the prior year period, due primarily to the $3.2 million impact of share-based compensation arrangements, which were introduced in late 2000 and increased professional fees. General and administrative expenses for the year ended December 31, 2001 also includes $2.0 million of transition costs associated with implementing the reorganization plan. These costs were incurred for relocation, hiring and consulting services in connection with executing the plan.

         Interest expense

         Interest expense decreased by $112.9 million for the year ended December 31, 2001 compared with the same prior year period primarily due to the $86.2 million impact of $750 million of interest bearing parent advances, which were settled for the issuance of equity in December 2000. In addition, interest expense savings of $15.7 million from the disposition of non-core properties was partially offset by the $12.0 million impact of acquisitions and on-stream developments. The refinancing in May 2001, in which a special-purpose vehicle created by one of our subsidiaries issued $1.44 billion of commercial mortgage pass-through certificates, the proceeds of which were used to repay $1.16 billion of existing loans, generated $1.6 million of interest expense on the incremental refinancing proceeds. Interest expense also benefited from incremental interest capitalization of $8.8 million on equity invested in the retail/entertainment projects under development and the $15.8 million impact of a more favorable variable interest rate environment.

         Depreciation and Amortization

         For the year ended December 31, 2001, depreciation expense was $7.0 million higher than in the same prior year period due to the impact of acquisitions, on-stream properties and increased depreciation and amortization expense related to ongoing capitalized tenant installation costs, including amortization of deferred leasing costs, offset by the impact of dispositions.

         Properties classified as held for disposition are not depreciated. The impact if properties held for disposition were depreciated would have been to increase depreciation and amortization expense for the year ended December 31, 2001 by $7.3 million.

         Losses from Securities Investments

         In 2001, we fully provided for our securities investments in certain building telecommunication and service providers, recording a $15.4 million charge, net of $3.5 million of deferred revenue, as events and circumstances confirmed that the decline in value of these assets was considered to be other than temporary. This provision comprised our investments in Allied Riser Communications Corporation, Broadband Office Inc., Cypress Communications Inc., OnSite Access Inc., and Captivate Network, Inc.

         Derivative Losses

         As a result of the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," we recorded derivative losses of $0.5 million during the period, which represents the ineffective portion of all cash flow hedges.

         Income from Unconsolidated Real Estate Joint Ventures

         Income from unconsolidated real estate joint ventures decreased $6.5 million primarily due to the impact of interest expense attributable to the Desert Passage retail/entertainment project. As previously noted, the project came on-stream in August 2000 and was accounted for as a joint venture until March 31, 2001.

         Gain (loss) on Sales of Real Estate and Allowance for Loss on Properties Held for Disposition

         During the current period, we recorded a net loss of $2.1 million related to the sale of four non-core office properties and residual land sites. The prior year gain of $36.9 million related primarily to the sale of twelve non-core office properties.

         Two of the retail/entertainment properties that we are holding for disposition, Hollywood & Highland in Los Angeles, California, and Desert Passage in Las Vegas, Nevada, depend on tourism for a significant portion of their visitors. The September 2001 terrorist attacks significantly impacted the levels of tourism in Los Angeles and Las Vegas. In addition, the Aladdin Hotel and Casino, which adjoins Desert Passage, filed for a Chapter 11 reorganization on September 28, 2001, negatively impacting the number of visitors at Desert Passage. During the fourth quarter of 2001, we commissioned third-party appraisals of our retail/entertainment properties. These appraisals indicated a decline in the fair value of these assets and accordingly, for the year ended December 31, 2001, we recorded an allowance for loss of $239.4 million to reduce the carrying value of these assets. Of this amount, $217.0 million relates to the Hollywood & Highland complex and $22.4 million relates to Desert Passage and certain remnant retail assets. We acquired three technology center development properties in Seattle, Boston and Chicago, in late 2000. During 2001, we explored alternatives other than developing these properties as technology centers. After considering these alternatives, we decided to dispose of these properties in the near term in an orderly manner. As a result the we recorded an allowance for loss of $62.9 million. In addition, an allowance for loss of $2.2 million was recorded related to the planned sale of two non-core U.S. office assets. The five properties have been reclassified as properties held for disposition.

         Income and Other Taxes

         The year over year change in income tax expense of $266.6 million is primarily attributable to the fact that Trizec Properties determined to elect REIT status effective as of January 1, 2001. Special counsel has opined that, as a REIT, Trizec Properties should not be liable in the future for U.S. income taxes on the earnings from our U.S. office portfolio, to the extent that the requisite amount of those earnings is distributed. Accordingly, during 2001 we did not provide for federal income taxes in the United States related to our office properties operations. In 2000, as we were not a REIT, our effective tax rate was 39.45%. At December 31, 2000, as Trizec Properties would not be liable for U.S. income taxes, it recorded a credit to income of $311.7 million representing the elimination of a net deferred tax liability position relating to future years.

         TrizecHahn Developments Inc., or THDI, was outside the Trizec Properties group at December 31, 2001, but as part of the reorganization of TrizecHahn Corporation it will be contributed to Trizec Properties prior to the effective date of the reorganization and accordingly, THDI will no longer provide for federal income taxes. For the year ended December 31, 2001, we recorded a $1.6 million expense to eliminate a net deferred tax liability position relating to future years upon the planned contribution of THDI to Trizec Properties.

         Included in income and other taxes are franchise, capital and alternative minimum taxes related to ongoing real estate operations. These current operating taxes for the year ended December 31, 2001 were $4.9 million compared with $9.4 million in 2000.

         Extraordinary Items

         On May 17, 2001, we retired early $1.16 billion of existing long-term debt, which we funded through the issuance by a special-purpose vehicle created by one of our subsidiaries of $1.44 billion of commercial mortgage pass-through certificates. As a consequence of these early retirements, we recorded an extraordinary loss of $18.0 million, consisting of contractual redemption premiums of $13.8 million and the write-off of unamortized deferred financing costs of $4.2 million.

         Cumulative Effect of Change in Accounting Principle

         As a consequence of implementing SFAS 133, we wrote off deferred financing charges of $0.3 million and reclassified the unrealized $4.4 million loss related to certain telecommunication securities from accumulated other comprehensive loss, a component of equity, to cumulative effect of a change in accounting principle.

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31,
1999

         The following is a table comparing our summarized operating results for the years, including other selected information.

                                               Year Ended
                                              December 31,
                                       ----------------------------   Increase/         %
                                          2000           1999        (Decrease)      Change
                                       ------------  -------------- -------------- ------------
                                                       (dollars in thousands)
Property revenues                      $  870,550    $     801,702  $      68,848        8.6%
Interest income                             8,480            7,118          1,362       19.1
                                       ------------  -------------- -------------- ------------
Total revenues                            879,030          808,820         70,210        8.7
                                       ------------  -------------- -------------- ------------
Property operating expenses               355,658          333,941         21,717        6.5
General and administrative                 18,429           16,725          1,704       10.2
Interest expense                          265,680          234,992         30,688       13.1
Depreciation and amortization             154,118          133,352         20,766       15.6
Reorganization costs                        6,680            4,950          1,730       34.9
                                       ------------  -------------- -------------- ------------
Total expenses                            800,565          723,960         76,605       10.6
                                       ------------  -------------- -------------- ------------
Income before allocation to
  minority interest, income from
  unconsolidated real estate
  joint ventures, gain (loss) on
  sale of real estate and
  allowance for loss on
  properties held for disposition,
  income taxes and extraordinary
  item                                     78,465           84,860         (6,395)      (7.5)
Minority interest                             580            1,459           (879)     (60.2)
Income from unconsolidated real
  estate joint ventures                    19,417           16,207          3,210       19.8
Gain (loss) on sale of real estate
  and allowance for loss on
  properties held for disposition          33,185          (41,373)        74,558      180.2
(Provision for) benefit from income
  and other taxes                         252,840          (22,815)       275,655    1,208.2
Extraordinary item                         (1,491)               -         (1,491)        -
                                       ------------  -------------- -------------- ------------
Net income                             $  382,996    $      38,338  $     344,658      899.0%
                                       ============  ============== ============== ============
Straight line rent adjustment          $   24,458    $      30,787  $      (6,329)     (20.6)%
                                       ============  ============== ============== ============
Lease termination fees                 $    5,575    $      17,498  $     (11,923)     (68.1)%
                                       ============  ============== ============== ============

         The table below presents selected operating information for our total portfolio and for our comparable portfolio of 71 properties that were owned both at December 31, 2000 and 1999 and in each case for the full year.

                                                      Year Ended
                                                     December 31,
                                              ---------------------------    Increase/          %
                                                 2000           1999        (Decrease)      Change
                                              ------------  -------------  -------------  -----------
                                                              (dollars in thousands)
Total Portfolio
   Office
     Property revenues                        $  858,552    $   794,197    $    64,355        8.1%
     Property operating expenses                 350,334        330,819         19,515        5.9
                                              ------------  -------------  -------------  -----------
     Property operating income                $  508,218    $   463,378    $    44,840        9.7%
                                              ============  =============  =============  ===========

   Retail
     Property revenues                        $   11,998    $     7,505    $     4,493       59.9%
     Property operating expenses                   5,324          3,122          2,202       70.5
                                              ------------  -------------  -------------  -----------
     Property operating income                $    6,674    $     4,383    $     2,291       52.3%
                                              ============  =============  =============  ===========

Comparable Portfolio
   Office
     Property revenues                        $  680,637    $   642,698    $    37,939        5.9%
     Property operating expenses                 301,480        289,737         11,743        4.1
                                              ------------  -------------  -------------  -----------
     Property operating income                $  379,157    $   352,961    $    26,196        7.4%
                                              ============  =============  =============  ===========
     Income from unconsolidated real
       estate joint ventures                  $   14,925    $    14,939    $       (14)       -
                                              ============  =============  =============  ===========

         Property Operating Income - Property Revenue less Property Operating Expense

         In 2000, continued broad-based improvement in the economy resulted in generally lower vacancy rates, as excess supply in the U.S. CBD office markets was gradually depleted as a result of positive absorption.

         The increase of $68.8 million in property revenues in 2000 compared with 1999 was the result of improved performance in the core market office properties and the full year benefit of acquisitions made in the first quarter of 1999, offset by the sale of 12 mature properties with low-growth profiles and a significantly reduced level of termination fees as compared to the prior year.

         For our total portfolio of 77 properties, for the year ended December 31, 2000, we signed leases totaling 8.2 million square feet (7.6 million square feet on a pro rata basis) and increased occupancy to 94.2% compared to 91.4% at December 31, 1999. We also achieved a $2.00 per square foot ($2.60 per square foot on a pro rata basis) increase in net rental rates on new and renewal leases as the portfolio benefited from its presence in downtown office buildings located in strong major markets.

         For our comparable portfolio of 71 properties, revenue growth was attributable to increased occupancy and rental rates. More specifically the growth reflects increased occupancy of 3 percentage points to 93.6% and increased rental rates in key markets such as New York, Houston and Chicago. For our 100% owned comparable portfolio of 63 properties, property revenue increased $37.9 million or 5.9%. Excluding termination fees from both periods, property revenue increased $49.7 million or 7.9%.

         Lease termination fees are an element of ongoing real estate ownership. In 2000, termination fees were $5.6 million. In 1999, termination fees were $17.5 million including an $8.0 million fee from a tenant at 3700 Bay Area Boulevard in Houston. These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their leases. As a practice, we actively manage these situations by maintaining close relationships with our tenants in order to better understand their short and long-term space needs so that we may reclaim space with below-market rent in buildings with a high probability of subsequent lease-up. Historically, annual amounts have averaged approximately $6 million for the total portfolio; however, we cannot predict with certainty the timing or amounts of future lease termination fees.

         Property revenue in 2000 also benefited by $25.8 million from the full year impact of 4.0 million square feet of acquisitions at three properties early in 1999. In addition, revenue increased by $6.3 million due to the completion, in late 2000, of 225,000 square feet at Beaumeade Corporate Park in Washington, D.C. and the 184,000-square-foot One Reston Place in Reston, Virginia. Also contributing to this increase, earlier in the year, a 269,000-square-foot building at the Palisades complex in Atlanta, Georgia came on-stream. The sale of 12 non-core properties, comprising 3.1 million square feet, during the second half of 2000 reduced property rental revenue by $5.7 million.

         The increase in retail property revenue of $4.5 million primarily reflects the impact of results from Fashion Outlet of Las Vegas prior to its sale in September 2000. Prior to August 1999, as a jointly controlled partnership, operating results were included in income from unconsolidated real estate joint ventures. The 5% joint venture position was acquired in order to facilitate the sale of this non-core asset.

         Property operating expenses, which include property taxes, utilities, repairs and maintenance, cleaning and other property related expenses and exclude depreciation and amortization expense, increased due to the portfolio composition changes described above. Excluding the impact on revenues of lease termination fees, our comparable office portfolio gross margin improved to 55.4% from 53.7% on a year-over-year basis. For our comparable portfolio, operating expenses increased mainly due to an increase in property taxes due to higher assessments in certain markets.

         Interest Income

         The $1.4 million increase in interest income reflects the impact of interest income earned on the proceeds from the disposition of 12 non-core office properties.

         General and Administrative Expense

         General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses. General and administrative expense increased by $1.7 million in 2000 compared to the prior year, due to the impact of share-based compensation arrangements that were introduced in November 2000 and costs associated with pursuit of technology center development sites in North America.

         Interest Expense

         Interest expense in 2000 increased by $30.7 million from 1999 levels primarily due to a $24.6 million increase in inter-company interest expense resulting from, on average approximately $120 million of higher levels of interest bearing parent advances, with all advances for the year at higher interest rates than the prior year. The balance of the increase was attributable to the $6.9 million full year impact of the acquisitions completed in the first quarter of 1999 and the $9.0 million impact of higher average debt balances during 2000, offset by partial year savings of $3.0 million related to debt repayments from the proceeds of dispositions in the later part of 2000 and the benefit of incremental capitalization of $7.0 million on equity invested in the retail/entertainment projects under development.

         Depreciation and Amortization

         Depreciation expense in 2000 was $20.8 million higher than the prior year due, in part, to the full year impact of the acquisitions made in early 1999 as well as the effects of development properties coming on-stream, offset by the impact of dispositions. Depreciation and amortization expense also increased due to additional tenant installation costs, including deferred leasing costs, which are amortized over the term of the respective lease.

         Reorganization Costs

         In 2000, we recorded a charge of $4.2 million for employee severance and benefits associated with the wind down of our retail/entertainment business. In addition, in each of 2000 and 1999, we incurred incremental professional advisory fees of $2.5 million and $5.0 million, respectively, in order to explore certain strategic transactions and to optimize our corporate structure for tax purposes, including REIT qualification.

         Income from Unconsolidated Real Estate Joint Ventures

         Income from unconsolidated real estate joint ventures increased by $3.2 million primarily due to the impact of the Desert Passage retail entertainment project coming on-stream in August 2000.

         Gain (Loss) on Sales of Real Estate and Allowance for Loss on Properties Held for Disposition

         In 2000, we recorded a gain of $36.9 million related to the sale of 12 non-core office properties and one retail outlet mall. At the end of 2000, consistent with our strategic plan to focus on the office business we decided to divest four non-core office properties and our three retail/entertainment centers. These properties were designated as held for disposition and a provision for loss of $3.7 million was recorded to write-down the carrying value of the office properties to net realizable value. As such, the total net gain for 2000 was $33.2 million. In 1999, we recorded a loss of $41.4 million related to the sale of retail development sites and recorded a provision for loss on the planned sale of Fashion Outlet of Las Vegas.

         Income and Other Taxes

         Income and other taxes are significantly affected on a comparative basis by the $311.7 million tax benefit related to Trizec Properties's decision, at the end of 2000, to elect to become a REIT for U.S. federal income tax purposes commencing in 2001. Special counsel has opined that, as a REIT, we generally will not be liable in the future for U.S. income taxes on our earnings to the extent that the requisite amount of those earnings is distributed. As Trizec Properties will not be liable for U.S. income taxes, the existing $365.0 million net deferred tax liability position relating to future years was eliminated at December 31, 2000 and credited to income. This deferred tax recovery was offset by the recording of a $53.3 million liability payable in fiscal 2002 resulting from the deemed liquidation, as a result of Trizec Properties electing REIT status, of all of our subsidiary corporations.

         Excluding the impact of the decision to elect REIT status, the tax provision increased $36.0 million. This was due primarily to deferred tax expense recorded on gains in 2000 on property sales as compared to deferred tax benefits recorded on losses from property sales in 1999. In addition, franchise, capital and alternative minimum taxes increased by $8.2 million due to the transitional impact of modifying our corporate ownership structure in 1999 to facilitate future REIT conversion.

         Extraordinary Items

         In conjunction with property sales in 2000, we incurred prepayment premiums and wrote off unamortized deferred financing costs for the early retirement of debt in the amount of $1.5 million, net of a tax benefit of $0.8 million.

         Liquidity and Capital Resources

         Our objective is to ensure, in advance, that there are ample resources to fund ongoing operating expenses, capital expenditures, debt service requirements, current development costs not covered by construction loans and the distributions required to maintain REIT status. In the next year we believe our needs will be fully funded through existing cash balances and cash flows provided by operating and financing activities.

         Beyond the next year we expect to meet liquidity requirements for scheduled debt maturities, non-recurring capital improvements and future property acquisitions or developments through the refinancing of mortgage debt and cash flows from operations. In addition, dispositions of properties, in particular the planned sale of the three retail/entertainment centers once lease-up and stabilization is complete, will provide additional liquidity.

         Financial flexibility will be provided through revolving credit facilities. On August 10, 2001 our $300 million credit facility matured. We have negotiated a three-year, $350 million senior unsecured revolving credit facility. In December 2001, $200 million of the facility was committed and closed with a group of four banks. The remaining $150 million of the facility has been syndicated to a group of seven banks and closed in early January 2002. The interest rate applicable to borrowing under the credit facility is to be equal to the LIBOR rate or the base rate in effect from time-to-time plus a spread, which will be dependent on our total leverage, or, if we have achieved an investment grade credit-rating from two rating agencies, on our credit rating.

         The amount of the credit facility available at any time is determined by the unencumbered properties that we, or our subsidiaries that guarantee the credit facility, own and that satisfy certain conditions of eligible properties. The amount currently eligible to be borrowed is $314 million. We are subject to covenants customary for credit facilities of this nature, including financial covenants, restriction on other indebtedness, restriction on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The credit facility is available for general corporate purposes, including dividends and distributions to our stockholders.

         For REIT qualification purposes and to provide sufficient funding required by TrizecHahn to complete the corporate reorganization, we expect to make net distributions of approximately $511 million prior to the effective date of the corporate reorganization, after deducting repayment of advances due from our parent and affiliates, which will be repaid prior to the completion of the corporate reorganization. These distributions and repayments will be funded from a combination of cash on hand, and borrowings under our revolving credit facility. We currently expect to initially borrow approximately $215 million on that facility. The ultimate amount to be borrowed under the revolving credit facility will be determined by such variables as the actual amount of the distributions, and the actual cash position of the Company at the time the distributions are made. We will not rely on advances from our parent and affiliated companies subsequent to the corporate reorganization. Advances due to our parent and affiliates in respect of THDI in the amount of approximately $237 million will be settled in exchange for newly issued shares when THDI is contributed back to us prior to the completion of the corporate reorganization.

         After completion of the corporate reorganization, we expect to make three quarterly dividend distributions of $0.0875 per share to the holders of our common stock in the final three quarters of 2002. Commencing in the first quarter of 2003 and thereafter, we intend to make distributions to the holders of our common stock and special voting stock at least equal to the minimum amount required to maintain REIT status each year through regular quarterly dividends.

         After dividend distributions, our remaining cash from operations will not be sufficient to allow us to retire all of our debt as it comes due. Accordingly, we will be required to refinance maturing debt or repay it utilizing proceeds from property dispositions or the issuance of equity securities. There can be no assurance that such financing or proceeds will be available or be available on economical terms when necessary in the future.

         At December 31, 2001 we had $297.4 million in cash and cash equivalents. The increase since December 31, 1998 of $218.9 million is a result of the following cash flows:

                                                               Years Ended December 31,
                                                   -------------------------------------------------      Total
                                                         2001             2000            1999           Period
                                                   -----------------  --------------  --------------  --------------
                                                                        (dollars in thousands)
Cash provided by operating activities              $      462,948     $   113,121     $   490,705     $ 1,066,774

Cash used for investing activities                       (596,988)        (52,724)       (873,176)     (1,522,888)

Cash provided by (used in) financing activities           361,279         (70,554)        384,250         674,975
                                                   -----------------  --------------  --------------  --------------
                                                   $      227,239     $   (10,157)    $     1,779     $   218,861
                                                   =================  ==============  ==============  ==============

         The increase in cash provided by operating activities in 2001 was primarily due to an increase in operating results from the core market portfolio and three acquisitions, offset by the sale of 16 non-core office properties during 2000 and 2001. Operating cash flows are impacted by "like kind exchange" transactions, as disposition proceeds of $87.4 million in 2000 and $294.2 million in 1998, which were contributed to escrow and restricted cash accounts, were released in the subsequent period.


         Net cash used for investing activities reflects the ongoing impact of expenditures on recurring and non-recurring tenant installation costs and capital expenditures and the impact of acquisitions, developments and dispositions.

Tenant Installation Costs and Capital Expenditures

         Tenant Installation Costs

         Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total portfolio, including our share of such costs incurred by non-consolidated joint ventures, for both new and renewal office leases that commenced during the respective year, regardless of when such costs were actually paid. The square feet leased data in the table represents the pro rata owned share of square feet leased.


                                                 Years Ended December 31,
                                          --------------------------------------
                                             2001          2000          1999
                                          ----------  ------------  ------------
                                           (in millions, except per square foot
                                                         amounts)

Square feet leased
         - new leasing                          4.5           4.8          3.7
         - renewal leasing                      2.7           2.8          2.7

 Tenant installation costs                  $ 106.4       $  88.0     $  102.4

Tenant installation costs per square foot   $  14.80      $  11.60    $   16.00

Tenant allowance costs per square foot      $   9.40      $   6.60    $   10.00

          For the year ended December 31, 2001, of the $106.4 million office tenant installation costs, approximately $15.1 million or $5.60 per square foot (year ended December 31, 2000 - $16 million or $6.00 per square foot; year ended December 31, 1999 - $31 million or $11.00 per square foot) was incurred to renew existing tenants.

          During the later half of 2001, significant scheduled large tenant lease expirations occurred in the Atlanta, Dallas, Washington, D.C. and Houston portfolios and as such, tenant installation costs on a per square foot basis are anticipated to rise as we re-lease these large blocks of space.

          Capital Expenditures

          To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the year ended December 31, 2001, recurring capital expenditures for the total portfolio, including our share of such expenditures incurred by non-consolidated joint ventures, were $8.0 million or $0.19 per square foot, compared with $8.3 million or $0.19 per square foot in 2000 (1999 - $9.5 million or $0.17 per square foot). Recurring capital expenditures include for example the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. Management believes that recurring capital expenditures for the office portfolio will average approximately $0.15 - $0.20 per square foot on an annual basis.


          In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as code-required enhancements and upgrades to common areas, lobbies and elevators. Furthermore, as part of our office acquisitions, we have routinely acquired and repositioned properties, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration at the time of acquisition when negotiating our purchase price. For the year ended December 31, 2001, total non-recurring capital expenditures for the total portfolio, including our share of such expenditures incurred by non-consolidated joint ventures, were $22.3 million, compared with $44.9 million in 2000 (1999 - $19.8 million). Management anticipates that non-recurring capital expenditures for the existing portfolio will decline in future years as properties acquired in 1998 and 1999 are brought to standard and repositioning is completed.


          Reconciliation to Combined Consolidated Statements of Cash Flows

          The above information includes actual tenant installation costs, including leasing costs, and capital expenditures for the total portfolio, including our share of such costs and expenditures incurred by non-consolidated joint ventures, for leases that commenced during the periods presented. The amounts included in the combined consolidated statements of cash flows represent the cash expenditures made during the periods excluding our share of such costs and expenditures incurred by non-consolidated joint ventures. The reconciliation between the above amounts and the combined consolidated statements of cash flows is as follows:

                                                                   Years Ended December 31,
                                                            ----------------------------------------
                                                               2001          2000          1999
                                                            ------------  ------------  ------------
                                                                    (dollars in thousands)
Tenant installation costs, including leasing costs          $  106,438    $  87,983     $102,381
Capital expenditures:
         Recurring                                               8,009        8,342         9,549
         Non-recurring                                          22,336       44,930        19,748
                                                            ------------  ------------  ------------
                                                               136,783      141,255       131,678

Pro rata joint venture activity                                (22,419)     (16,430)      (21,907)
Timing differences                                               8,266        3,159       (10,907)
Retail activity                                                  6,024        1,465           879
                                                            ------------  ------------  ------------
Total tenant improvements, leasing costs and
 capital expenditures per combined
 consolidated statement of cash flows                       $  128,654    $ 129,449     $  99,743
                                                            ============  ============  ============

Acquisitions, Development and Dispositions

          Acquisitions

          As previously described, in the second quarter of 2001 we purchased three office properties in existing core markets for a price of approximately $181.7 million. The net equity invested after acquisition financing of $27.5 million was $154.2 million. In the fourth quarter of 2001, we acquired ground lease and other obligations related to two of our Chicago office buildings for $21.0 million, which were fully financed resulting in no net equity investment.

          Developments

          Development expenditures reflect completion during 2000 of Beaumeade Corporate Park in Washington, D.C., One Reston Place in Reston, Virginia and 3100 North Parkway in Marietta, Georgia for an aggregate cost of $60.9 million.

          In addition, development expenditures were incurred for One Alliance Center during 2000 and 2001. The project, located in Buckhead, Georgia, a strong sub-market in Atlanta, opened in early October 2001. This $100 million, 560,000-square-foot building is the first phase of a four-building complex and is currently 75% leased. Major tenants include Security First, Towers Perrin and BBDO South. The remaining three phases, totaling a potential 1.2 million square feet of office space, will only be developed once substantially pre-leased.

          Consistent with our strategy to focus on the core U.S. office business, we have decided to divest our non-core retail/entertainment assets. The following table sets forth key information as of December 31, 2001 with respect to the retail/entertainment properties that we are holding for disposition. Our economic interest is 100% unless otherwise noted. Total costs shown in the table are net of proceeds from the sale of land and tenant acquired space and include all direct costs, including initial costs to rent, interest expense on general and specific debt and other direct costs considered applicable. The pro rata book value at December 31, 2001, shown in the following table represent our economic share and costs net of government contributions. The data for Paseo Colorado includes 153,000 square feet owned directly by a department store anchor, and the leasing status excludes this space. Our economic ownership interest for the Hollywood & Highland Hotel at December 31, 2001 was 84.5%. We expect that our economic ownership interest will increase to 91% as a consequence of our joint venture partner's conversion of $5 million of equity into debt.

                                                                                 Pro Rata
                                                                                 Book Value
                                               Year of      Total                 December    Occupancy      Leased
Project Name                                 Completion     Area    Owned Area   31, 2001     December     December
(Ownership)               Location          /Acquisition   (sq.ft.)   (sq.ft.)    ($ mil.)     31, 2001     31, 2001
-----------------------------------------------------------------------------------------------------------------------
Desert Passage            Las Vegas, NV        Aug. 2000    475,000     475,000    260.1          74%          78%
Paseo Colorado            Pasadena, CA        Sept. 2001    565,000     412,000     82.8          84%          93%
Hollywood & Highland
     Retail               Los Angeles, CA      Nov. 2001    645,000     645,000                   72%          88%
     Hotel (91%)          Los Angeles, CA      Dec. 2001    600,000     546,000                   n/a          n/a

                                                         --------------------------------------------------------------
                                                          1,245,000   1,191,000    307.6          72%          88%
                                                         --------------------------------------------------------------
                                                          2,285,000   2,078,000    650.5          76%          86%
                                                         ==============================================================

          At December 31, 2001, our share of expenditures required to complete these properties under development was $45 million for which construction financing facilities have been arranged.


          By December 31, 2001, we had opened all of our retail/entertainment projects. The retail/entertainment component of Hollywood & Highland opened on November 8, 2001, while the hotel component opened on December 26, 2001. Paseo Colorado opened on September 28, 2001, and Desert Passage opened in August 2000. At the end of 2000, we classified all of these assets as held for disposition, and carried them at the lower of their carrying values or estimated fair value less costs to sell.

          Our Hollywood & Highland and Desert Passage properties depend on tourism for a significant portion of their visitors. The September 2001 terrorist attacks and related events significantly impacted the levels of tourism in Los Angeles and Las Vegas, and furthermore created significant general economic uncertainty. It is likely that near-term operating results for these properties will be lower than originally anticipated as a result of the decline in tourism following the September 2001 terrorist attacks.

          In addition, the Aladdin Hotel and Casino, which adjoins Desert Passage in Las Vegas, Nevada, filed for Chapter 11 reorganization on September 28, 2001. Although the Aladdin Hotel and Casino remain in operation and we are hopeful that an experienced operator will be put in place through the reorganization process, the number of visitors at Desert Passage and, accordingly, its near-term operating results are likely to be negatively impacted.

          As previously noted, an allowance for loss of $234.5 million was recorded for the year ended December 31, 2001. Of this amount $217 million is related to the Hollywood & Highland complex and $17.5 million is related to Desert Passage.

          Dispositions

          In 2001, we sold four non-core properties generating net proceeds, after debt repayment, of $102.9 million. During 2000, we sold 12 non-core office properties and generated net proceeds, after debt repayment, of $205.2 million.

          Our plan calls for an orderly disposition of the three retail/entertainment projects over the next several years, optimizing value over reasonable sales periods. Planned disposition timelines will allow us to achieve stabilized income in order to optimize realized values. Net proceeds will be redeployed into our core office portfolio or used to repay mortgage debt. Our ability to execute the disposition plan for these assets, as currently contemplated, is dependent upon the future economic environment, joint venture considerations and local property market conditions.

Financing Activities

          Cash provided by financing activities during 2001 primarily reflects the impact of the net increase in refinancing proceeds from the May 2001 CMBS transaction. Cash provided by financing activities decreased in 2000 compared with 1999 primarily as a result of no property acquisition related financing in 2000 and increased debt repayments due to a higher level of dispositions in 2000, partially offset by an increased level of parent advances, which funded pre-construction financing equity requirements for the retail/entertainment projects under development.

          On December 31, 2001 our combined consolidated debt was approximately $3.0 billion. The weighted average interest rate on our debt was 5.8% and the weighted average maturity was approximately 5.2 years. The table that follows summarizes the mortgage and other loan debt at December 31, 2001 and December 31, 2000:

         Debt Summary                       December 31,
                                -------------------------------------
                                        2001               2000
                                ------------------ ------------------
                                       (dollars in thousands)
Balance:
     Fixed rate                 $     2,128,064    $    1,609,480
     Variable rate                      889,734           717,427
                                ------------------ ------------------


       Total                    $     3,017,798    $    2,326,907
                                ================== ==================

   Collateralized               $     2,992,772    $    2,278,408
   Unsecured                             25,026            48,499
                                ------------------ ------------------


     Total                      $     3,017,798    $    2,326,907
                                ================== ==================


Percent of total debt:
     Fixed rate                          70.5%             69.2%
     Variable rate                       29.5%             30.8%
                                ------------------ ------------------

       Total                            100.0%            100.0%
                                ================== ==================

Weighted average interest
   rate at period end:
     Fixed rate                         6.91%            7.13%
     Variable rate                      3.01%            7.99%
                               ------------------ ------------------

       Total                            5.76%            7.39%
                               ================== ==================

Leverage ratio:

     Net debt to net debt
     plus book equity                  52.8%            46.0%
                               ================== ==================


          As at December 31, 2001, we had fixed the interest rates on $150 million (as at December 31, 2000 - nil; 1999 - $12.7 million) of the debt classified, as fixed in the above table, by way of interest rate swap contracts with a weighted average interest rate of 6.01% and maturing on March 15, 2008.

          The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt less cash and cash equivalents, or "net debt," to the sum of net debt and the book value of owner's equity.

          The increase in our leverage ratio from December 31, 2000 to December 31, 2001 in part reflects the fact that on May 17, 2001, we refinanced $1.16 billion of existing long-term debt through the private placement issuance by a special-purpose vehicle created by one of our subsidiaries of $1.44 billion of commercial mortgage pass-through certificates. The certificates are backed by mortgages that secure loans on 28 U.S. office properties that have maturities of five, seven and 10 years. At December 31, 2001, the weighted average cost of this debt was 4.9% and it replaced existing debt at 7.1%. The transaction addressed near-term maturities of existing debt and also increased the ratio of fixed-rate debt to total debt to 70.5% at December 31, 2001 compared with 69.2% at the end of 2000.

          The table below segregates long-term debt repayments between our office group and retail properties that are held for disposition.

                                                          Mortgage Debt
                                                 ---------------------------------       Other
                                                     Office           Retail             Loans            Total
                                                 ---------------- ----------------  ----------------  ---------------
                                                                       (dollars in thousands)
Principal repayments due in
                  2002                           $      88,491    $     106,791     $       2,380     $     197,662
                  2003                                 174,104          236,937             2,219           413,260
                  2004                                 361,199                -             1,584           362,783
                  2005                                  92,789                -               792            93,581
                  2006                                 731,273                -               448           731,721
Subsequent to     2006                               1,201,188                -            17,603         1,218,791
                                                 ---------------- ----------------  ----------------  ---------------
Total                                            $   2,649,044    $     343,728     $      25,026     $   3,017,798
                                                 ================ ================  ================  ===============
Weighted average interest rate as at
   December 31, 2001                                       6.02%            3.57%             8.10%            5.76%
                                                 ================ ================  ================  ===============
Weighted average term to maturity                       5.4 yrs.         1.1 yrs.         46.7 yrs.         5.2 yrs.
                                                 ================ ================  ================  ===============
Percentage of fixed rate debt                              79.5%              - %             85.5%            70.5%
                                                 ================ ================  ================  ===============

          Due to our intention to dispose of the three retail/entertainment centers, the mortgage debt relating to these properties is all on a floating rate basis.

          The combined consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method. At December 31, 2001 our pro rata share of this debt amounted to $351.1 million (December 31, 2000 - $432.4 million).

Market Risk - Quantitative and Qualitative Information

          Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At December 31, 2001, approximately 70.5% or $2,128.1 million of our outstanding debt has fixed interest rates, which minimizes the interest rate risk until the maturity of such outstanding debt.


          We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At December 31, 2001, we had hedge contracts totaling $150 million. The hedging agreements convert variable rate debt at LIBOR + 0.37% to a fixed rate of 6.01% and mature on March 15, 2008. We will consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense, which, in turn, could affect cash flows and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

          At December 31, 2001, our total outstanding debt was approximately $3,017.8 million, of which approximately $889.7 million was variable rate debt after the impact of the hedge agreements. At December 31, 2001, the average interest rate on variable rate debt was approximately 3.0%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by ten percent (or approximately 30 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.7 million annually. If market rates of interest increased by 10%, the fair value of the total debt outstanding would decrease by approximately $55.7 million.

          If market rates of interest on the variable rate debt decrease by 10% (or approximately 30 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $2.7 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $58.1 million.

          These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take such actions to further mitigate its exposure to the change. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

Competition

          The leasing of real estate is highly competitive. We compete for tenants with lessors and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of our buildings. We also experience competition when attempting to acquire real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

Environmental Matters

          We believe, based on our internal reviews and other factors, that the future costs relating to environmental remediation and compliance will not have a material adverse effect on our financial position, results of operations or liquidity. For a discussion of environmental matters, see "Item 1. Business - Risk Factors - Environmental problems at our properties are possible, may be costly and may adversely affect our operating results or financial condition" in this Form 10-K.

Newly Issued Accounting Standards

          In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition, which outlines basic criteria that must be met to recognize revenue and provides guidance for the presentation of revenue and for disclosure related to revenue recognition policies in financial statements. The adoption of SAB 101 had no significant impact on us.

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These new standards eliminate pooling as a method of accounting for business combinations, and feature new accounting rules for goodwill and intangible assets. SFAS No. 141 is effective for business combinations initiated from July 1, 2001. SFAS No. 142 will be adopted on July 1, 2002. We are currently assessing the impact of the adoption of SFAS No. 142.

          On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Under SFAS No. 144, certain conditions are required to be met for a property to be classified as held for disposition. Under the transitional rules of the standard, properties held for disposition as at the date of adoption are required to satisfy these conditions within one year of adoption. Properties currently held for disposition that do not meet such conditions by December 31, 2002 will be required to be reclassified from held for disposition, to held and used at that date. Reclassification, if any, is measured at the lower of the asset's carrying amount before it was classified as held for disposition, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used, or fair value at the date of reclassification. We adopted this standard on January 1, 2002 and we do not expect any impact with respect to the adoption of this standard.

Inflation

          Substantially all of our leases provide for separate property tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases.

Funds from Operations

          Management believes that funds from operations, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, to be an appropriate measure of performance for an equity REIT. While funds from operations is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash flows from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating our liquidity or operating performance.

          The following table reflects the calculation of funds from operations for the years ended December 31, 2001, 2000 and 1999:

                                                                                   Years Ended December 31,
                                                                           -----------------------------------------
                                                                               2001          2000          1999
                                                                           ------------- ------------- -------------
                                                                                    (dollars in thousands)
Income before allocation to minority interest, income from
  unconsolidated real estate joint ventures, gain (loss) on
  sale of real estate and allowance for loss on properties
  held for disposition, income taxes, extraordinary item and
  cumulative effect of a change in accounting principle                    $ 177,560     $  78,465     $  84,860

Add/(deduct):

  Income from unconsolidated real estate joint ventures                       12,952        19,417        16,207
  Depreciation and amortization (real estate related) including
   share of unconsolidated real estate joint ventures                         174,850       161,841      142,232
  Current operating taxes                                                      (4,869)       (9,406)      (1,188)
                                                                           ------------- ------------- -------------
Funds from operations (1)                                                     360,493       250,317      242,111

  Less straight-line rent adjustments                                         (21,639)      (27,499)     (32,967)
  Add straight-line ground rent adjustments                                     2,499         2,508        2,560

                                                                           ------------- ------------- -------------
Adjusted funds from operations                                             $  341,353    $  225,326    $ 211,704
                                                                           ============= ============= =============

(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in March 1995 defines funds from operations as net income
         (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of funds from operations to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute funds from operations in accordance with standards established by NAREIT, which may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Funds from operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

          Information about quantitative and qualitative disclosure about market risk is incorporated herein by reference from "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk - Quantitative and Qualitative Information."

Item 8.      Financial Statements and Supplementary Data

          See "Index to Financial Statements" on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    Part III

Item 10.      Directors and Executive Officers

          The following table sets forth certain information about the persons we expect to serve as our directors and executive officers after the corporate reorganization.

Name                   Age Position
Peter Munk             74  Chairman of the Board of Directors
Christopher Mackenzie* 47  Chief Executive Officer, President and Director
Brian Mulroney         62  Director
Glenn Rufrano          52  Director
Richard Thomson        68  Director
Polyvios Vintiadis     66  Director
Stephen Volk           65  Director
Antonio Bismonte*      41  Executive Vice President, Leasing & Operations
Gregory Hanson*        45  Executive Vice President and Chief Financial Officer
William Tresham        46  Executive Vice President, Six Sigma Initiatives
Lee Wagman             52  Executive Vice President
Casey Wold*            44  Executive Vice President, Corporate Development &
                               Capital Transactions
Brian Berry            35  Senior Vice President, Acquisitions, Dispositions &
                               Development
Stephen Budorick       41  Senior Vice President, Central Region
Jeffrey Echt           36  Senior Vice President, Finance & Treasury
Michael Escalante      41  Senior Vice President, Capital Allocations & Business
                               Development
Dennis Fabro           36  Senior Vice President, Investor Relations
Wendy Godoy            47  Senior Vice President, Retail & Entertainment
                               Financial Services
Paul Layne             44  Senior Vice President, Western Region
Richard Matthews       48  Senior Vice President, Public Relations & Corporate
                               Communications
Joanne Ranger          38  Senior Vice President and Chief Accounting Officer
Linda Sands-Vankerk    41  Senior Vice President, Human Resources
Douglas Winshall       40  Senior Vice President, Eastern Region
--------------
* Member of our management committee, of which Christopher Mackenzie is the Chairman.

          We expect that our board of directors will include five independent directors after the corporate reorganization. Both our audit committee and our nominating committee will be comprised entirely of independent directors. Additionally, we expect that the members of our nominating committee will also serve on our compensation committee.

          The term of office for each of the above named directors will expire at the time of our next annual meeting of stockholders. Holders of our shares of common stock will have no right to cumulative voting in the election of directors. Consequently, at each annual meeting of stockholders, the holders of a majority of the votes will be able to elect all of the directors. The candidates for election to our board of directors will be nominated by our nominating committee.

          The following is a summary of the background of each director and executive officer.

          Peter Munk. Mr. Munk will serve as the Chairman of our board of directors after the corporate reorganization. Mr. Munk founded our parent company, TrizecHahn Corporation, and since 1987 has served as the Chairman of the board of directors. Prior to January 1, 2001, Mr. Munk also served as the Chief Executive Officer of TrizecHahn Corporation. Mr. Munk founded and has been the Chairman of the board of directors of Barrick

Gold Corporation, a gold mining company, since 1984. Mr. Munk will also serve as the Chief Executive Officer and Chairman of the board of directors of Trizec Canada Inc. after the corporate reorganization.


          Christopher Mackenzie. Mr. Mackenzie has served as our Chief Executive Officer, our President, and a member of our board of directors since May 2001. Mr. Mackenzie will also serve as the Chairman of our management committee after the corporate reorganization. Since January 1, 2001, Mr. Mackenzie has served as Chief Executive Officer and a member of the board of directors of TrizecHahn Corporation. From July 1998 through December 2000, Mr. Mackenzie was a partner of Clayton, Dubilier & Rice, a private equity partnership in New York and London. From December 1993 to September 1997, Mr. Mackenzie was the President of GE Capital Europe, the European financial services subsidiary of the General Electric Company. During this period, Mr. Mackenzie also became a corporate officer of the General Electric Company and in September 1997 he became a Senior Vice President of GE Capital Corporation, the global financial services subsidiary of the General Electric Company. Mr. Mackenzie is a director of WPP Group plc. Mr. Mackenzie will also serve as a member of the board of directors of Trizec Canada Inc. after the corporate reorganization.

          Brian Mulroney. Mr. Mulroney will serve as a member of our board of directors after the corporate reorganization. In addition, Mr. Mulroney serves as a member of the board of directors of our parent corporation, TrizecHahn Corporation, and of Barrick Gold Corporation, Cendant Corporation, Archer Daniels Midland, Quebecor Inc. and Quebecor World Inc. Mr. Mulroney served as the Prime Minister of Canada from September 1984 to June 1993. In August 1993, Mr. Mulroney joined Ogilvy, Renault, a law firm based in Montreal, Canada, as Senior Partner.

          Glenn Rufrano. Mr. Rufrano will serve as a member of our board of directors after the corporate reorganization. In addition, Mr. Rufrano serves as a member of the board of directors of our parent corporation, TrizecHahn Corporation, and of New Plan Excel Realty Trust. Mr. Rufrano joined New Plan Excel Realty Trust, a real estate investment trust, in February 2000 where he serves as the Chief Executive Officer and President and as a member of the company's Investment Committee. Prior to joining New Plan Excel Realty Trust, Mr. Rufrano concurrently served as a partner, President and Chief Operating Officer at The O'Connor Group, a diversified real estate investment firm, and as Co-Chairman of the Peabody Group, an association between The O'Connor Group and J.P. Morgan & Co., Inc. investing in high-yield international real estate opportunities.

          Richard Thomson. Mr. Thomson will serve as a member of our board of directors after the corporate reorganization. Mr. Thomson also serves as a member of the board of directors of Inco Limited, Nexen Inc., S.C. Johnson & Son, Inc., Prudential Financial Inc., The Thomson Corporation, The Toronto-Dominion Bank and of our parent corporation, TrizecHahn Corporation. Mr. Thomson served as Chief Executive Officer of The Toronto-Dominion Bank from 1977 to 1997 and as Chairman of the bank from 1978 to February 1998. Mr. Thomson retired from The Toronto-Dominion Bank in February 1998.

          Polyvios Vintiadis. Mr. Vintiadis will serve as a member of our board of directors after the corporate reorganization. In addition, Mr. Vintiadis serves as a member of the board of directors of Spectra-Physics Inc. and of Morgens, Waterfall, Vintiadis & Co., a financial services firm based in New York. Mr. Vintiadis served as the Chairman, President and Chief Executive Officer of Towermarc Corporation, a full service real estate development company, from 1984 to 2001. In addition, Mr. Vintiadis served as a principal and/or consultant of Morgens, Waterfall, Vintiadis & Co. from 1981 until 1999. Since 1999, Mr. Vintiadis has served as a consultant to Morgens, Waterfall, Vintiadis & Co.

          Stephen Volk. Mr. Volk will serve as a member of our board of directors after the corporate reorganization. Mr. Volk also currently serves as a member of the board of directors of Consolidated Edison, Inc. and of Contigroup Companies, Inc. Mr. Volk served as Senior Partner of Shearman & Sterling, a corporate law firm based in New York, from 1991 to June 2001. Mr. Volk is now Chairman of Credit Suisse First Boston Corporation, an investment bank.

          Antonio Bismonte. Mr. Bismonte has served as our Executive Vice President, Leasing & Operations since February 2002. Mr. Bismonte will serve a member of our management committee after the corporate reorganization. From 1997 to 2000, Mr. Bismonte served as Senior Vice President, Leasing and from August 1996 to 1997, as a Vice President, Asset Management of our subsidiary, TrizecHahn Office Properties Inc. From 2000 to February 2002, Mr. Bismonte served as Executive Vice President, Leasing and Operations of our company.

          Gregory Hanson. Mr. Hanson has served as an Executive Vice President and our Chief Financial Officer since November 2001. Mr. Hanson will serve as a member of our management committee after the corporate reorganization. Since June 2001, Mr. Hanson has served as Chief Financial Officer of TrizecHahn Corporation. From April 1992 through June 2001, Mr. Hanson was employed by General Electric Capital Corporation in the capacity of Chief Financial Officer of GE Capital Real Estate from December 1997 to June 2001 and as Chief Financial Officer of GE Capital Commercial Finance from November 1996 to December 1997.

          William Tresham. Mr. Tresham has served as our Executive Vice President, Six Sigma Initiatives since February 2002. Since May 2000, Mr. Tresham has served as an Executive Vice President of our subsidiary, TrizecHahn Office Properties Inc. Mr. Tresham served as a Senior Vice President of TrizecHahn Office Properties Ltd., a subsidiary of TrizecHahn Corporation, from 1995 to May 2000.

          Lee Wagman. Mr. Wagman has served as an Executive Vice President since February 2002. Mr. Wagman has served as the President of TrizecHahn Developments Inc. and its predecessors since 1995.

          Casey Wold. Mr. Wold has served as our Executive Vice President, Corporate Development & Capital Transactions since February 2002. Mr. Wold will serve as a member of our management committee after the corporate reorganization. Since February 1995, Mr. Wold has served as an Executive Vice President of TrizecHahn Corporation.

          Brian Berry. Mr. Berry has served as our Senior Vice President, Acquisitions, Dispositions & Development since February 2002. Since January 2000, Mr. Berry has served as a Senior Vice President, Acquisitions/Dispositions of our subsidiary, TrizecHahn Office Properties Inc. Mr. Berry served as a Vice President, Acquisitions of our subsidiary, TrizecHahn Office Properties Inc., from February 1998 to December 1999. Mr. Berry served as an Associate of The JBG Companies from February 1997 to February 1998.

          Stephen Budorick. Mr. Budorick has served as our Senior Vice President, Central Region since February 2002. Since January 1999, Mr. Budorick has served as a Senior Vice President, Central Region of our subsidiary, TrizecHahn Office Properties Inc. Mr. Budorick served as a Regional Vice President, Midwest Region of our subsidiary, TrizecHahn Office Properties Inc., from June 1998 to January 1999. Mr. Budorick served as the General Manager/Vice President, Midwest-Sears Tower of our subsidiary, TrizecHahn Office Properties Inc., from December 1997 to June 1998. Mr. Budorick served as a Senior Vice President of Miglin Beitler Management Corporation from 1995 to December 1997.

          Jeffrey Echt. Mr. Echt has served as our Senior Vice President, Finance & Treasury since February 2002 and as our Treasurer since July 2001. Since July 2001, Mr. Echt has also served as the Senior Vice President, Finance and Treasury of our subsidiary, TrizecHahn Office Properties Inc. Mr. Echt served as a Vice President of our company from July 2001 to February 2002. Mr. Echt served as a Senior Vice President, Finance of our subsidiary, TrizecHahn Office Properties Inc., from January 2000 to July 2001. Mr. Echt served as a Vice President, Finance of our subsidiary, TrizecHahn Office Properties Inc., from August 1997 to December 1999. Mr. Echt served as a Director, Finance of Equity Office Properties Trust from November 1993 to August 1997.

          Michael Escalante. Mr. Escalante has served as our Senior Vice President, Capital Allocations & Business Development since February 2002. Since July 2001, Mr. Escalante has served as a Senior Vice President, Capital Allocations/Business Development, of our subsidiary, TrizecHahn Office Properties Inc. Mr. Escalante served as a Senior Vice President/Regional Director, Western Region of our subsidiary, TrizecHahn Office Properties Inc., from March 1997 to June 2001.

          Dennis Fabro. Mr. Fabro has served as our Senior Vice President, Investor Relations since February 2002. Since May 2001, Mr. Fabro has served as a Vice President, Investor Relations of TrizecHahn Corporation. Mr. Fabro served as Director, Capital Markets of TrizecHahn Corporation from October 2000 to May 2001. Mr. Fabro served as Director, Ebusiness Development of TrizecHahn Corporation from December 1999 to September 2000.

Mr. Fabro served as a Senior Analyst, Investor Relations of TrizecHahn Corporation from October 1997 to December 1999. Mr. Fabro served as a Senior Analyst of GE Capital Real Estate from June 1995 to October 1997.

          Wendy Godoy. Ms. Godoy has served as our Senior Vice President, Retail & Entertainment Financial Services since February 2002. From October 1995 to February 2002, Ms. Godoy served as a Vice President of our company. Since July 1998, Ms. Godoy served as a Senior Vice President and Chief Financial Officer of TrizecHahn Developments Inc., a subsidiary of TrizecHahn Corporation. Ms. Godoy served as a Senior Vice President, Finance of TrizecHahn Centers Inc., a subsidiary of TrizecHahn Corporation, from October 1995 to June 1998.

          Paul Layne. Mr. Layne has served as our Senior Vice President, Western Region since February 2002. Since July 2001, Mr. Layne has served as Senior Vice President, Western Region of our subsidiary, TrizecHahn Office Properties Inc. Mr. Layne served as Senior Vice President, Southwest/Southeast Region of our subsidiary, TrizecHahn Office Properties Inc., from January 1999 to July 2001. Mr. Layne served as a Regional Vice President, Southwest Region of our subsidiary, TrizecHahn Office Properties Inc., from January 1997 to January 1999.

          Richard Matthews. Mr. Matthews has served as our Senior Vice President, Public Relations & Corporate Communications since February 2002. Since September 2001, Mr. Matthews has served as a Senior Vice President, Public Relations and Corporate Communications, of TrizecHahn Corporation. Mr. Matthews served as a Senior Vice President of Rubenstein Associates from September 1998 to September 2001. Mr. Matthews served as a Director, Public Relations of The Prudential Insurance Company of America from June 1975 to September 1998.

          Joanne Ranger. Ms. Ranger has served as our Senior Vice President and Chief Accounting Officer since February 2002. Since December 1998, Ms. Ranger has served as a Vice President and Assistant Controller of TrizecHahn Corporation. Ms. Ranger served as an Assistant Controller of TrizecHahn Corporation from June 1996 to November 1998.

          Linda Sands-Vankerk. Ms. Sands-Vankerk has served as our Senior Vice President, Human Resources since February 2002. Since July 7, 2001, Ms. Sands-Vankerk has served a Senior Vice President, Human Resources of our subsidiary, TrizecHahn Office Properties Inc. Ms. Sands-Vankerk served as a Vice President, Human Resources of our subsidiary, TrizecHahn Office Properties Inc., from January 1999 to July 2001. Ms. Sands-Vankerk served as a Director, Human Resources of our subsidiary, TrizecHahn Office Properties Inc., from May 1998 to December 1998. Ms. Sands-Vankerk served as a Vice President, Human Resources of Candle Corporation of America, from August 1997 to May 1998. Ms. Sands-Vankerk served as a Senior Manager, Human Resources of Sara Lee Corporation from September 1987 to August 1997.

          Douglas Winshall. Mr. Winshall has served as our Senior Vice President, Eastern Region since February 2002. Since January 2000, Mr. Winshall has served as a Senior Vice President, Eastern Region of our subsidiary, TrizecHahn Office Properties Inc. Mr. Winshall served as a Vice President, Northeast Region of our subsidiary, TrizecHahn Office Properties Inc., from February 1997 to December 1999.

Current Management

          The executive officers listed above currently serve our company in the capacities indicated. Our current board of directors has the following three members: Christopher Mackenzie, Robin Campbell and Gregory Hanson.

Item 11.      Executive Compensation

          Director Compensation

          During 2001, we did not have any non-employee directors. Following the corporate reorganization, the compensation committee of our board of directors will determine the compensation for our non-employee directors.

          Executive Compensation

          The following table sets forth the compensation paid or accrued by TrizecHahn Corporation and us during the fiscal year ended December 31, 2001 to, or on behalf of, our chief executive officer and our four most highly compensated executive officers as of December 31, 2001. We refer to these officers collectively as the named executive officers.


                           Summary Compensation Table

                                                                                         Long-Term
                                                  Annual Compensation                   Compensation
                                      --------------------------------------------     ---------------
                                                                         Other           Number of
                                                                         Annual           Shares
         Name and                                        Bonus        Compensation       Underlying           All Other
    Principal Position       Year       Salary            (1)              (2)         Options/SARs (3)     Compensation
-----------------------     -----    -------------   -------------    -------------    ----------------     ------------
Peter Munk, Chairman of      2001    $  700,000 (4)  $ 2,800,000(4)        --               --                 --
   the Board of Directors
Christopher Mackenzie,       2001    $1,950,000      $ 1,675,000           --               --            $ 300,000 (5)
   Chief Executive
   Officer, President and
   Director
Gregory Hanson, Executive    2001    $  291,700 (6)  $   468,750 (7)       --           500,000 (8)            --
   Vice President and
   Chief Financial Officer

Lee Wagman, Executive        2001    $  672,000      $   268,800           --           100,000 (9)       $1,198,587 (10)
   Vice President;
   President, TrizecHahn
   Developments Inc.
Casey Wold, Executive        2001    $  650,000      $   650,000           --               --            $   6,400 (11)
   Vice President,
   Corporate Development
   and Capital
   Transactions

----------------
(1) Unless otherwise noted, amounts represent bonus payments under the TrizecHahn Corporation annual variable incentive program for 2001.
(2) Aggregate amount of perquisites and other personal benefits for each named executive officer does not exceed the lesser of $50,000 and 10% of total annual salary and bonus.
(3)  Amounts shown in this column refer to options.
(4) Although Mr. Munk's Annual Compensation (salary and bonus) from TrizecHahn Corporation was $3,500,000 in 2001, he will be paid Annual Compensation of $1,000,000 in 2002. Commencing on the effective date of the corporate reorganization, Trizec Canada Inc. and Trizec Properties will each pay a 50% share of the remaining amount of Mr. Munk's salary payable in 2002.
(5) Under his employment agreement with TrizecHahn Corporation, which we expect to assume, Mr. Mackenzie received a payment in January 2001 to fund relocation-related expenses.
(6)  Mr. Hanson's employment with TrizecHahn Corporation commenced on June
     1, 2001 pursuant to an employment agreement, which we expect to assume.
     (7) Mr. Hanson received a signing bonus of $250,000 upon execution of his employment agreement with TrizecHahn Corporation and a pro-rated annual bonus of $218,750.
(8)  See note (2) to the table entitled "Option/SAR Grants in Last Fiscal Year."
(9)  See note (3) to the table entitled "Option/SAR Grants in Last Fiscal Year."

(10) All Other Compensation for Mr. Wagman consists of (1) amounts contributed by us under our 401(k) plan ($6,400) and under our deferred compensation plan ($2,000), (2) the amount forgiven ($800,000) on an interest-free loan in the amount of $4,594,000 pursuant to his amended employment agreement with TrizecHahn Corporation, (3) imputed interest ($127,187) on such loan, (4) funding of relocation expenses ($35,000), and (5) annual cost of living allowance ($228,000).
(11) All Other Compensation for Mr. Wold consists of amounts contributed by us under our 401(k) plan.



     Stock Options

     The following table contains information regarding option grants by TrizecHahn Corporation to our named executive officers during the year ended December 31, 2001 that, in connection with the corporate reorganization, are expected to be cancelled in exchange for options to purchase our shares.

                      Option/SAR Grants in Last Fiscal Year


                                                              Individual Grants
                                                  -------------------------------------------     Potential Realizable Value
                                                   % of Total                                     at Assumed Annual Rates of
                                    Number of     Options/SARs                                            Stock
                                   Securities      Granted to         Exercise                      Price Appreciation
                                   Underlying     Employees in     or Base Price                    for Option Term (5)
                                  Options/SARs     Fiscal Year      ($/Share)       Expiration     ----------------------
            Name                    Granted            (1)              (4)            Date        5% ($)         10% ($)
--------------------------       --------------   ------------     -------------    -----------  -----------   ----------
Peter Munk                            --                --              --             --            --             --
Christopher Mackenzie                 --                --              --             --            --             --

Gregory Hanson                      100,000 (2)         11.0           $15.95       5/11/2008    $ 739,311      $1,637,853
                                                        22.0            16.89       5/11/2008    1,290,671       3,087,755
                                    200,000             22.0            17.83       5/11/2008    1,102,721       2,899,805
                                    200,000

Lee Wagman                           33,334              3.7           $17.29       9/24/2008     $195,184       $492,176
                                     33,333              3.7            18.23       9/24/2008      163,853        460,837
                                     33,333 (3)          3.7            19.17       9/24/2008      132,529        429,512

Casey Wold                            --                --              --             --            --             --
---------------------------------

(1) Percentages based on 907,500 options granted by TrizecHahn Corporation to employees that will be cancelled and exchanged for options to purchase our shares in connection with the corporate reorganization.
(2) On May 11, 2001, pursuant to his employment agreement, Mr. Hanson was granted non-assignable options to purchase up to 600,000 TrizecHahn Corporation subordinate voting shares. As part of the corporate reorganization, 500,000 of these options will be cancelled in exchange for options to purchase our shares, as shown in the above table. The options vest in tranches of 100,000, 200,000 and 200,000 on each of May 11, 2002, 2003 and 2004 and have a seven-year term. The first tranche of options to vest has an exercise price of Cdn$25.46 per share, the second tranche has an exercise price of Cdn$26.96 per share and the third has an exercise price of Cdn$28.46 per share. The exercise price will be converted to its U.S. dollar equivalent on the effective date of the corporate reorganization based on the Cdn$/US$ exchange rate on such date. Mr. Hanson will be required to exchange the remaining 100,000 TrizecHahn Corporation options, which have an exercise price of Cdn$25.46, for, at his election, either warrants to purchase our shares or options to purchase subordinate voting shares of Trizec Canada Inc.
(3) On September 24, 2001, pursuant to his employment agreement, Mr. Wagman was granted non-assignable options to purchase up to 100,000 TrizecHahn Corporation subordinate voting shares. As part of the corporate reorganization, all of these options will be cancelled in exchange for options to purchase our shares, as shown in the above table. The options vest in equal amounts on each of September 24, 2002, 2003 and 2004 and have a seven-year term. The first tranche of options to vest has an exercise price of Cdn$27.60 per share, the second tranche has an exercise price of Cdn$29.10 per share and the third has an exercise price of Cdn$30.60 per share. The exercise price will be converted to its U.S. dollar equivalent on the effective date of the corporate reorganization based on the Cdn$/US$ exchange rate on such date.

(4) Amounts represent exercise prices that, for purposes of the table, have been converted to U.S. dollars using an exchange rate of Cdn$1/US$.6265, which was the rate for December 31, 2001, as published by Dow Jones & Company.
(5) Calculated as the product of (a) the difference between (1) the product of the closing price on the New York Stock Exchange on the date of grant and the sum of one plus the adjusted stock price appreciation rate and
       (2) the exercise price of the option; and (b) the number of securities underlying the grant at fiscal year end.

          Option Exercises and Year-End Option Values

          The following table provides information about the number of shares of TrizecHahn Corporation issued upon the exercise of options by our named executive officers during the year ended December 31, 2001, and the value realized by our named executive officers. The table also provides information about the number and value of options of TrizecHahn Corporation held by our named executive officers at December 31, 2001 that, in connection with the corporate reorganization, are expected to be cancelled and exchanged for options to purchase our shares.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year-End Option/SAR Values

                                                                Number of Securities
                           Number of                            Underlying Unexercised           Value of Unexercised
                            Shares                              Options/SARs at Fiscal      In-the-Money Options at Fiscal
                           Acquired                                  Year End (1)                    Year End (2)
                              on              Value         ---------------------------    ------------------------------
Name                        Exercise       Realized       Exercisable    Unexercisable    Exercisable     Unexercisable
------------------------   ---------   --------------     -----------    -------------    -----------     -------------
Peter Munk                     --            --              -- (3)           --             --              --
Christopher Mackenzie          --            --              --            1,000,000 (4)     --            $830,000
Gregory Hanson                 --            --              --              500,000 (5)     --              --
Lee Wagman                     --            --           875,000            275,000     $1,136,800          --
Casey Wold                  217,500     $1,493,124 (6)    657,500             75,000     $   20,670         $20,670

-------------------
(1)    The numbers in the two columns represent options to purchase our shares.
(2) The closing price of the subordinate voting shares of TrizecHahn Corporation on the New York Stock Exchange on December 31, 2001 was $15.70, based on an exchange rate of Cdn$1/US$.6265, as published by Dow Jones & Company.
(3) The options previously granted to Mr. Munk by TrizecHahn Corporation will not be exchanged for options to purchase our shares. He will receive 1,350,000 warrants to purchase our shares, in exchange for 1,350,000 TrizecHahn Corporation options that will be cancelled. He will also receive options to purchase subordinate voting shares of Trizec Canada Inc. in exchange for options to purchase 550,000 subordinate voting shares of TrizecHahn Corporation that will be cancelled.
(4) In addition to the options shown in the table, in exchange for options to purchase 500,000 subordinate voting shares of TrizecHahn Corporation that will be cancelled, Mr. Mackenzie will receive warrants to purchase 500,000 of our shares.
(5)    See note (2) to the table entitled "Option/SAR Grants in Last Fiscal
       Year."
(6) On September 27, 2001, Mr. Wold purchased and sold 167,500 shares and on September 28, 2001, he purchased and sold 50,000 shares. The value realized is based on sales proceeds received and a per-share exercise price of Cdn$17.24, which was the equivalent of $10.92 on September 27 and $11.00 on September 28, based on the Cdn$/US$ exchange rates of Cdn$1/US$.6333 on September 27 and Cdn$1/US$.6382 on September 28.

          2002 Trizec Properties, Inc. Stock Option Plan

          As part of the corporate reorganization, we intend to establish and maintain a 2002 stock option plan that will provide for grants of options to purchase shares of our common stock to our directors, officers and employees. In addition to making new grants under the plan, we intend to grant options to purchase shares of our common stock under this plan in exchange for certain of the outstanding options to purchase subordinate voting shares of TrizecHahn Corporation that will be cancelled in connection with the corporate reorganization, as described more fully in the section entitled "The TrizecHahn Corporate Reorganization." These grants will be made to our directors, officers and employees and to individuals holding options to purchase subordinate voting shares of TrizecHahn Corporation who are our former employees as of the effective date of the corporate reorganization. We anticipate that these stock options will be of equivalent economic value to the options of TrizecHahn Corporation that they will replace.

          We anticipate that a maximum of 19,000,000 shares of our common stock will be authorized for issuance under our stock option plan. The maximum number of shares for which options may be granted to any individual in any calendar year is 4,000,000. This per-individual limit will be applied consistent with the rules and regulations under Section 162(m) of the Code. The number of options awarded to employees may be adjusted in the event of a capital reorganization. Options granted under this plan are not intended to qualify as incentive stock options pursuant to Section 422 of the Code.

          Options under our plan that are not granted in exchange for options to purchase subordinate voting shares of TrizecHahn Corporation that are cancelled in connection with the corporate reorganization will have the following terms and conditions, unless otherwise determined by a committee of our board of directors:

         o An option may be exercised during the seven-year period following the date of grant.

         o An option will vest and become exercisable in 25% increments over four years, beginning one year after the date of grant.

         o The exercise price cannot be less than the fair market value of a share of our common stock on the date of grant.

         o Following a termination of employment for cause (as defined in the applicable option agreement), all unexercised options will immediately expire and, following a termination for other reasons will remain exercisable for:

             o 30 days if such options are vested and, if the termination is for any reason, except cause (as defined in the applicable option agreement), death or disability; and

             o one year whether or not previously vested, if the termination is due to death or disability.

          Options granted under our stock option plan to our directors, officers, employees and individuals who are our former employees as of the effective date of the corporate reorganization in replacement for options to purchase subordinate voting shares of TrizecHahn Corporation will have terms that are substantially the same as the terms of the replaced options, except that the replaced options will not expire until the later of (1) the expiration of the original term of the option and (2) 66 months following the effective date of the corporate reorganization, as long as the holder remains employed by us.

          Pursuant to the terms of the stock option plan and to the extent permitted by law, our board of directors may delegate authority under the stock option plan to one or more committees or subcommittees of the board of directors or to our executive officers. We anticipate that our board of directors will delegate its authority under our stock option plan to a newly formed compensation committee of the board of directors that will consist exclusively of independent directors in compliance with the provisions of Section 162(m) of the Code and Section 16 of the Securities Exchange Act of 1934, as amended.

                     New Plan Benefits (1)

                                                                             Plan Name
                                                          ---------------------------------------------
Name and Position                                           Dollar Value (2)          Number of Options
----------------------------------------------------      --------------------       ------------------
Peter Munk,                                                           -                        -
Chairman of the Board of Directors

Christopher Mackenzie,                                             $15,700,000           1,000,000
Chief Executive Officer, President, Director

Gregory Hanson,                                                    $ 9,263,000             590,000
Executive Vice President and Chief Financial Officer

Lee Wagman,                                                        $18,055,000           1,150,000
Executive Vice President

Casey Wold,                                                        $12,913,250             822,500
Executive Vice President,
Corporate Development and Capital Transactions

All Executive Officers as a Group                                  $86,436,209           5,505,491

All Directors that are not Executive Officers                     $  2,220,577             141,438

All Employees (except Executive Officers) as a Group               $25,465,400           1,622,000 (3)

-----------------

(1) This table provides information regarding options to purchase our shares that we expect to grant under our stock option plan in connection with the corporate reorganization in exchange for cancelled options to purchase subordinate voting shares of TrizecHahn Corporation previously granted under the stock option plan of TrizecHahn Corporation. The table includes options to purchase subordinate voting shares of TrizecHahn Corporation granted in January 2002 that are not reflected in the table entitled "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values."
(2) The Dollar Value is the market value of the subordinate voting shares of TrizecHahn Corporation on December 31, 2001. See note (2) to the table entitled "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values."
(3) This number does not include 1,384,855 options to purchase our shares that will be granted to individuals who are our former employees as of the date of the corporate reorganization.

          Trizec Properties, Inc. Employee 401(k) Plan

          In August 1999, we assumed the 401(k) plan, and the obligations thereunder, originally established by our subsidiary, TrizecHahn Centers Inc. At that time, the name of the plan became the TrizecHahn USA Employee 401(k) Plan and all of our employees who satisfied the eligibility criteria set forth in the plan were eligible to participate. As part of the corporate reorganization, the name will be changed to the Trizec Properties, Inc. Employee 401(k) Plan. In January 2000, our subsidiary, TrizecHahn Developments Inc. ceased to participate in this plan and established a 401(k) plan for its employees that is substantially the same as the August 1999 plan. Assets from the TrizecHahn Centers Inc. plan were transferred to the TrizecHahn Developments Inc. plan. In this discussion, any reference to our 401(k) plan or to our plan is a reference to both plans.

          The 401(k) plan is a tax-qualified defined contribution plan under
Section 401(k) of the Code. In general, all of our employees are eligible to participate once they attain six months of service and age 18. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by 1% to 30% up to the statutorily prescribed limit, which is $11,000 in 2002, and will have the amount of the reduction contributed to the 401(k) plan.

          We make matching contributions on behalf of participants equal to 100% of the first five percent of deferred compensation. However, the maximum employer matching contribution contributed on behalf of our highly compensated employees is $6,400.

          Trizec Deferred Compensation Plan

          TrizecHahn Centers Inc. and TrizecHahn Developments Inc., two of our subsidiaries, currently maintain deferred compensation plans for their U.S. employees. We intend to continue the TrizecHahn Centers Inc. deferred compensation plan for eligible employees and, in connection with the corporate reorganization, to rename it the Trizec Deferred Compensation Plan. During 2002, we intend to terminate the TrizecHahn Developments Inc. plan. Since the provisions of the plans are substantially the same, in this discussion, any reference to the deferred compensation plan is a reference to both plans.

          The TrizecHahn Deferred Compensation Plan permits a select group of management and highly compensated employees (which includes officers at the Vice President level and above) to defer up to 100% of their base salary and/or bonus on a pretax basis and to notionally invest the deferred amount in various investment options offered under the plan. Additionally, we may make discretionary contributions under the plan on behalf of participants, which are also notionally invested in accordance with participants' elections. Upon completion of a minimum deferral period of four years, participants may elect to receive a distribution of the deferred amount. Discretionary contributions may also be distributed after a four-year deferral period.

          Upon distribution of a deferred amount and discretionary contribution, participants receive such amounts and any earnings on such amounts, as determined by the performance of the notional investments elected by the participants. Participants whose employment terminates are eligible to receive a distribution based on their original election, either as a lump sum or in quarterly installments, at the time of their termination. Under certain other circumstances, participants who are employed by us may receive a distribution prior to the end of the four-year deferral period.

          We have established a rabbi trust to which we contribute amounts equal to participant deferrals and any discretionary contributions. We determine the manner in which such amounts are actually invested and are under no obligation to invest the amounts in accordance with participants' notional investments. Notwithstanding the trust, the deferred compensation plan is an unfunded plan, and the assets of the trust are subject to the claims of our general creditors.

          If a participant dies while employed, the beneficiary receives the proceeds from a life insurance policy purchased by us. The basic and supplemental policies, together, pay seventeen times base salary and bonus to a maximum of $1,000,000.

          Escrowed Share Grants

          On November 9, 2000, TrizecHahn Corporation made grants of escrowed shares to 26 U.S. employees under which an escrow agent purchased a total of 904,350 TrizecHahn Corporation subordinate voting shares in the open market and deposited them in escrowed accounts. The employee is entitled to the voting rights and dividends paid on the shares during the escrow period. One-third of the share grant vests and is released to the employee on each of the anniversary dates of the grant over a three-year period. Accordingly, the first tranche of shares vested on November 9, 2001.

          An employee who voluntarily terminates his employment, unless such termination is the result of the alteration by us of the essential terms of employment without the employee's consent in a manner materially adverse to the employee, or whose employment is terminated for cause, forfeits any entitlement to the shares not yet released from escrow. Fully accelerated vesting occurs if an employee's employment is terminated by us without cause.

          As a result of accelerated vesting in connection with two terminations in 2001 and the vesting on November 9, 2001 of the first tranche of shares, 530,754 TrizecHahn Corporation subordinate voting shares remain in escrow pursuant to the grants.

          In connection with the corporate reorganization, these shares will be exchanged in the same manner that all other subordinate voting shares of TrizecHahn Corporation are exchanged.

          Executive Employment Agreements

               Executive Employment Agreement for Christopher Mackenzie

          Mr. Mackenzie and TrizecHahn Corporation entered into an employment agreement, dated December 21, 2000, pursuant to which Mr. Mackenzie has served as TrizecHahn Corporation's Chief Executive Officer and Deputy Chairman since January 1, 2001. Under that agreement, TrizecHahn Corporation agreed to employ Mr. Mackenzie as Chief Executive Officer and Deputy Chairman for a three-year term ending December 31, 2003, subject to extension beyond that date with the mutual consent of both parties. We expect to assume Mr. Mackenzie's employment agreement.

          Under the agreement, TrizecHahn Corporation has agreed to pay Mr. Mackenzie an annual salary equal to at least $1.95 million. The agreement also provides for an annual bonus in an amount of not less than $1,425,000 and not more than 150% of Mr. Mackenzie's annual salary during the applicable year. TrizecHahn Corporation also agreed to pay $300,000 to Mr. Mackenzie to fund his relocation-related expenses.

          In the event that Mr. Mackenzie's employment is not continued beyond December 31, 2003, he will be entitled to receive one year's compensation upon termination of his employment. In the event that his employment is terminated by TrizecHahn Corporation without cause during the initial three-year period or is terminated by Mr. Mackenzie following a change in control of TrizecHahn Corporation, he will be entitled to receive the compensation otherwise payable to him during that period upon termination of his employment; provided, however, that if such termination occurs during the last year of the three-year period, he will be entitled to receive one year's compensation upon termination of his employment.

          Mr. Mackenzie also was granted non-assignable options to purchase up to 1,500,000 TrizecHahn Corporation subordinate voting shares at an exercise price of $14.87 per share, representing the closing price of such shares on the New York Stock Exchange on the trading day prior to the grant of those options. The options vest in equal annual increments over a period of three years and have a seven-year term. In the event that Mr. Mackenzie's employment terminates as set out in the preceding paragraph, he will be entitled to retain and exercise those stock options, subject to continued vesting, until December 31, 2005.

          In connection with the corporate reorganization, 1,000,000 of the options granted to Mr. Mackenzie by TrizecHahn Corporation under the employment agreement will be cancelled in exchange for an equal number of options to purchase our shares, subject to the terms set forth in the section entitled "Management - 2002 Trizec Properties, Inc. Stock Option Plan." The remaining 500,000 TrizecHahn Corporation options granted under the employment agreement that are vested will be cancelled in exchange for 500,000 warrants to purchase our shares.

          Also on December 21, 2000, PM Capital Inc. granted to Mr. Mackenzie the non-assignable right to purchase from PM Capital 1,000,000 TrizecHahn Corporation subordinate voting shares at a purchase price of $14.87 per share. The terms upon which Mr. Mackenzie is entitled to exercise that purchase right mirror in all respects his rights under the stock options granted to him by TrizecHahn Corporation as described above, including the vesting schedules. However, if Mr. Mackenzie elects to exercise his right to purchase TrizecHahn Corporation subordinate voting shares from PM Capital, PM Capital has the right to cash settle that purchase by making payment to Mr. Mackenzie of an amount equal to the difference between the then current trading price of TrizecHahn Corporation subordinate voting shares and the exercise price required to be paid by Mr. Mackenzie, multiplied by the number of shares proposed to be purchased by Mr. Mackenzie. In connection with the corporate reorganization, the options to purchase shares of TrizecHahn Corporation from PM Capital will be cancelled in exchange for an equal number of options to purchase subordinate voting shares of Trizec Canada Inc. that will be held by PM Capital.

               Executive Employment Agreement for Gregory Hanson

          Under an executive employment agreement dated May 22, 2001, TrizecHahn Corporation agreed to employ Mr. Hanson as Chief Financial Officer for an initial term of two years, beginning on June 1, 2001, which will be renewed for successive one-year periods, subject to four months' notice by either party. We expect to assume Mr. Hanson's employment agreement.

          Mr. Hanson's annual base salary under the agreement is $500,000, which will be increased to $550,000 beginning June 1, 2002. Mr. Hanson's annual bonus will be between 50% and 100% of his annual salary and is targeted at 70% of his annual salary. The agreement provides for an annual tax equalization payment, payable in the event Mr. Hanson is subject to Canadian income or employment taxes, so that Mr. Hanson will retain an amount equal to the after-tax amount he would have retained if his salary and bonus were not subject to Canadian income or employment taxes.

          In the event that Mr. Hanson's employment is not continued beyond the initial term or the applicable renewed term, he will be entitled to receive, upon termination of his employment, his bonus for the five months ending May 31 in the year of termination, plus one year's compensation. In the event that, during the initial term, his employment is terminated by TrizecHahn Corporation without cause or is terminated by Mr. Hanson following a change in control of TrizecHahn Corporation, he will be entitled to receive, upon termination of his employment, the compensation otherwise payable to him during the initial term, ending on May 31, 2003; provided, however, that if such termination occurs on or after June 1, 2002, he will be entitled to receive one year's compensation. If, during a renewed term, Mr. Hanson's employment is terminated by TrizecHahn Corporation without cause or is terminated by Mr. Hanson following a change in control of TrizecHahn Corporation, Mr. Hanson will also be entitled to receive one year's compensation. Under Mr. Hanson's agreement, a change in control includes our current chief executive officer ceasing to hold such position.

          Mr. Hanson was granted non-assignable options to purchase up to 600,000 TrizecHahn Corporation subordinate voting shares. The options vest in equal amounts on each of May 11, 2002, 2003 and 2004. The first tranche has an exercise price of Cdn$25.46 per share, the second tranche has an exercise price of Cdn$26.96 per share, and the third tranche has an exercise price of Cdn$28.46 per share. The options have a seven-year term. In the event that Mr. Hanson's employment terminates as set out in the preceding paragraph, he will be entitled to retain and exercise those stock options, whether or not vested, until one year following the date of his termination.

          In connection with the corporate reorganization, all unvested options granted to Mr. Hanson by TrizecHahn Corporation will be cancelled in exchange for an equal number of options to purchase our shares, subject to the terms set forth in the section entitled "Management - 2002 Trizec Properties, Inc. Stock Option Plan." Mr. Hanson may elect to exchange 100,000 vested TrizecHahn Corporation options for either warrants to purchase our shares or options to purchase subordinate voting shares of Trizec Canada Inc.

                  Executive Employment Agreement for Lee Wagman

          Mr. Wagman and TrizecHahn Corporation entered into an employment agreement as of August 15, 1997 for a term of five years subject to annual extensions thereafter with the concurrence of both parties. This agreement has been amended as described below. We expect to assume Mr. Wagman's employment agreement, as amended.

          In consideration for his services, Mr. Wagman is entitled to (a) an annual salary of at least $625,000, (b) annual bonuses in the discretion of the board of directors of TrizecHahn Corporation or a committee thereof, (c) an initial award of options to purchase 300,000 subordinate voting shares and additional awards of options to purchase a further 100,000 subordinate voting shares following each of the second, third, fourth and fifth anniversaries of the date of the agreement, all pursuant to TrizecHahn Corporation's stock option plan, (d) an incentive award of $1.2 million in respect of each real estate development project with a prescribed project cost undertaken by TrizecHahn Corporation that meets certain prescribed targets for return on TrizecHahn Corporation's investment within a prescribed period (generally, a six-year period from the opening of a project), and (e) benefits consistent with those provided to other U.S.-based senior executives of TrizecHahn Corporation and its subsidiaries. Both salary and incentive awards are increased by at least the percentage increases in the U.S. Consumer Price Index. The incentive awards described above may be satisfied by TrizecHahn Corporation through the issuance of subordinate voting shares.

          Upon any termination of Mr. Wagman's employment by TrizecHahn Corporation without cause, or by Mr. Wagman for good reason, as defined in his employment agreement, Mr. Wagman shall be entitled to receive his salary until the later of the expiration of the initial five-year term of the agreement and the first anniversary of the date of termination and shall be entitled to compensatory payments in lieu of receiving option awards and incentive awards described above that have not then been made or earned.

          The agreement was amended in September 2000 to provide for (a) a one-year extension of the term of the agreement to August 15, 2003, (b) an annual cost-of-living allowance of $228,000, (c) an additional incentive award of $500,000 payable on the sale of all or a substantial interest in the Desert Passage retail/entertainment center, and (d) a doubling of the incentive awards potentially payable in respect of two of the three remaining U.S. retail/entertainment projects if returns exceed the originally budgeted returns by specified percentages.

                  Agreement with Casey Wold

          Pursuant to Mr. Wold's engagement letter, if his employment is terminated he will be entitled to one year's compensation.

          Compensation Committee

          In the fiscal year ended December 31, 2001, we did not have a compensation committee or any other committee serving a similar function. Decisions as to the compensation of our executives were made by the compensation committee of the board of directors of TrizecHahn Corporation.

          In connection with the corporate reorganization, we expect to establish a compensation committee of our board of directors that will consist of independent directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders


          The following table sets forth information with respect to the current beneficial ownership of our voting stock by each person, or group of affiliated persons, who beneficially owns more than 5% of our voting stock. Currently, none of our executive officers or directors (other than Peter Munk) beneficially owns any shares of our capital stock. The percent of class figure for the common stock is based on 38,220,000 shares of our common stock currently outstanding and does not include shares of our common stock that may be issued upon the conversion of our Series B convertible preferred stock or Class C convertible preferred stock, as described in footnote (3) below .

                          Name and Address                              Amount and Nature of              Percent
Title of Class            of Beneficial Owner                           Beneficial Ownership              of Class
--------------            -------------------                           -------------------               --------
Special Voting Stock      TrizecHahn Corporation                        100 shares (1)(2)                 100%
                          BCE Place, Wellington Tower, Suite 3900
Common Stock              181 Bay Street, Toronto, ON M5J 2T3 Canada    38,180,000 shares (1)(3)          99.9%

------------------------
(1) Peter Munk beneficially owns 2,198,152 subordinate voting shares and 7,522,283 multiple voting shares of TrizecHahn Corporation, which give him voting control over TrizecHahn Corporation. Therefore, beneficial ownership of all shares of our capital stock held by TrizecHahn Corporation is attributable to Mr. Munk pursuant to Rule 13d-3 under the Securities and Exchange Act of 1934, as amended.
(2) TrizecHahn Corporation holds all outstanding shares of our special voting stock through its indirect, wholly owned Hungarian subsidiary, which has an address at Dohany utca 12, H-1074 Budapest, Hungary.
(3) TrizecHahn Corporation is the record owner of 180,000 shares of our common stock and indirectly holds an additional 38,000,000 shares of our common stock through TrizecHahn Corporation's indirect Hungarian subsidiary. Furthermore, TrizecHahn Corporation indirectly holds through its indirect Hungarian subsidiary (a) 1,100,000 shares of our Series B convertible preferred stock, which are convertible at any time at the option of their holder, and (b) 376,500 shares of our Class C convertible preferred stock, which are convertible at any time after April 1, 2002 at the option of their holder. The number of shares of our common stock to be issued upon conversion of the Series B convertible preferred stock or Class C convertible preferred stock is determined by dividing the issue price of such stock ($1,000.00 per share and $1,100.00 per share, respectively) by the fair market value of the common stock at the time of conversion.

Anticipated Ownership After the Corporate Reorganization

          The following table sets forth information with respect to the beneficial ownership of our voting stock expected upon completion of the corporate reorganization by each person, or group of affiliated persons, who we anticipate will beneficially own more than 5% of our voting stock based on their current ownership of TrizecHahn Corporation shares. The percent of class figure for common stock is based on each identified person's current ownership of TrizecHahn Corporation shares and the assumptions that:

         o 150,000,000 shares of our common stock will be outstanding immediately following the corporate reorganization; and

         o in the corporate reorganization, 90,000,000 subordinate voting shares of TrizecHahn Corporation will be exchanged on a one-for-one basis for 90,000,000 shares of our common stock.

Beneficial ownership is defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable.


                         Name and Address                        Amount and Nature of                      Percent
Title of Class           of Beneficial Owner                     Beneficial Ownership                      of Class
--------------           -------------------                     --------------------                      --------
Special Voting Stock                                             100 shares, indirectly through               100.0%
                                                                 TrizecHahn Corporation's indirect
                                                                 Hungarian subsidiary (1)

Common Stock             Trizec Canada Inc.                      Approximately 60,000,000 shares,              40.0%
                         BCE Place, Wellington Tower, Suite 3900 indirectly through TrizecHahn
                         181 Bay Street, Toronto, ON M5J 2T3     Corporation's indirect Hungarian
                                                                 subsidiary (1)(2)

Common Stock             Southeastern Asset Management, Inc.     30,351,891 shares (3)(4)                      20.2%
                         6410 Poplar Ave., Suite 900
                         Memphis, TN  38119

Common Stock             Neuberger Berman, LLC                    9,058,410 shares (3)(5)                       6.0%
                         605 Third Avenue
                         New York, NY 10158-3698

------------------------
(1) We anticipate that the 2,198,152 subordinate voting shares and 7,522,283 multiple voting shares of TrizecHahn Corporation that Peter Munk beneficially owned as of January 31, 2002 will be exchanged in the corporate reorganization for an equivalent number of Trizec Canada Inc. subordinate voting shares and multiple voting shares, respectively, which would give Mr. Munk voting control over Trizec Canada Inc. Because of this anticipated voting control, beneficial ownership of the 100 shares of our special voting stock and approximately 60,000,000 shares of our common stock that we expect Trizec Canada Inc. to hold, directly or indirectly, on completion of the corporate reorganization is attributable to Mr. Munk pursuant to Rule 13d-3 under the Securities and Exchange Act of 1934, as amended. In addition, we expect that on completion of the corporate reorganization Mr. Munk will beneficially own an additional 1,350,000 shares of our common stock issuable pursuant to the exercise of warrants held by him.
(2) This amount does not include warrants to purchase our common stock that we expect Trizec Canada Inc. will hold, directly or indirectly, and will be entitled to exercise at any time after the corporate reorganization. Although the number of these warrants is not yet determinable, the beneficial ownership of the common stock underlying the warrants will be attributable to Mr. Munk for the reasons described in footnote (1) above.
(3) Assuming that the shareholder certifies that it is a qualifying U.S. person and exchanges all of its holdings of TrizecHahn Corporation subordinate voting shares for shares of our common stock.
(4) Based on an amended Schedule 13G filed by Southeastern Asset Management, Inc. on February 12, 2002. As of December 31, 2001, Southeastern Asset Management, Inc. reported the following regarding its ownership of TrizecHahn Corporation subordinate voting shares: (a) sole voting power with respect to 14,209,791 shares; (b) shared voting power with respect to 12,679,100 shares; (c) no voting power with respect to 3,445,000 shares; (d) sole dispositive power with respect to 17,606,891 shares; (e) shared dispositive power with respect to 12,679,100 shares; and (f) no dispositive power with respect to 47,900 shares. In Southeastern Asset Management, Inc.'s amended Schedule 13G, Longleaf Partners Fund reported that it held shared voting power and shared dispositive power with respect to 10,579,100 TrizecHahn Corporation subordinate voting shares, which are also beneficially owned by Southeastern Asset Management, Inc.
(5) Based on a Schedule 13G filed by Neuberger Berman, LLC on February 12, 2002. As of December 31, 2001, Neuberger Berman, LLC reported the following regarding its ownership of TrizecHahn Corporation subordinate voting shares: (a) sole voting power with respect to 6,768,510 shares; and (b) shared dispositive power with respect to 9,058,410 shares.

          To the extent that our directors and executive officers own subordinate voting shares of TrizecHahn Corporation at the time of the corporate reorganization, they will participate in the corporate reorganization on the same terms as other holders of TrizecHahn Corporation subordinate voting shares. Peter Munk will exchange his multiple voting shares of TrizecHahn Corporation for multiple voting shares of Trizec Canada Inc. in the corporate reorganization. The following table sets forth information with respect to the beneficial ownership of our voting stock expected upon completion of the corporate reorganization by each of our directors, each of our named executive officers and all of our directors and executive officers as a group based on their current ownership of TrizecHahn Corporation subordinate voting shares and options exerciseable within 60 days. The percent of class figure for the common stock is based on each identified person's current ownership of TrizecHahn Corporation shares and the assumptions that:

         o 150,000,000 shares of our common stock will be outstanding immediately following the corporate reorganization;

         o in the corporate reorganization, 90,000,000 subordinate voting shares of TrizecHahn Corporation will be exchanged on a one-for-one basis for 90,000,000 shares of our common stock;

         o in the corporate reorganization, all officers and directors (other than Peter Munk, Brian Mulroney and Richard Thomson) identified in the following table will exchange on a one-for-one basis all TrizecHahn Corporation subordinate voting shares held by them for shares of our common stock; and

         o in the corporate reorganization, all officers and directors identified in the following table will exchange on a one-for-one basis all of their fully vested and exerciseable options to acquire TrizecHahn Corporation subordinate voting shares for either fully vested and exerciseable options to acquire shares of our common stock or warrants to acquire shares of our common stock.

Beneficial ownership is defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable.

                         Name of Director or                       Amount and Nature of                      Percent
Title of Class           Executive Officer                         Beneficial Ownership                      of Class
--------------           -----------------                         --------------------                      --------
Special Voting Stock     Peter Munk                                100 shares (1)                               100%
Common Stock             Peter Munk                                Approximately 61,350,000 shares (1)(2)        41%
Common Stock             Christopher Mackenzie                     507,500 shares (3)                             *
Common Stock             Brian Mulroney                            231,250 shares (4)                             *
Common Stock             Glenn Rufrano                             6,250 shares (5)                               *
Common Stock             Richard Thomson                           6,250 shares (6)                               *
Common Stock             Lee Wagman                                902,590 shares (7)                             *
Common Stock             Casey Wold                                846,759 shares (8)                             *
Common Stock             Directors and executive officers as a     64,779,807 shares (9)(2)                      42%
                         group

------------------------
*        Represents less than one percent.

 (1) We anticipate that the 2,198,152 subordinate voting shares and 7,522,283 multiple voting shares of TrizecHahn Corporation that Peter Munk beneficially owned as of February 28, 2002 will be exchanged in the corporate reorganization for an equivalent number of Trizec Canada Inc. subordinate voting shares and multiple voting shares, respectively, which would give Mr. Munk voting control over Trizec Canada Inc. Because of this anticipated voting control, beneficial ownership of the 100 shares of our special voting stock and approximately 60,000,000 shares of our common stock that we expect Trizec Canada Inc. to hold, directly or indirectly, on completion of the corporate reorganization is attributable to Mr. Munk pursuant to Rule 13d-3 under the Securities and Exchange Act of 1934, as amended. In addition, we expect that on completion of the corporate reorganization Mr. Munk will beneficially own an additional 1,350,000 shares of our common stock issuable pursuant to the exercise of warrants held by him.
(2) This amount does not include warrants to purchase our common stock that we expect Trizec Canada Inc. will hold, directly or indirectly, and will be entitled to exercise at any time after the corporate reorganization. Although the number of these warrants is not yet determinable, the beneficial ownership of the common stock underlying the warrants will be attributable to Mr. Munk for the reasons described in footnote (1) above.
(3) Included in this number are fully vested options exerciseable within 60 days of February 28, 2002 to purchase 500,000 TrizecHahn Corporation subordinate voting shares.
(4) This number represents fully vested options exerciseable within 60 days of February 28, 2002 to purchase 231,250 TrizecHahn Corporation subordinate voting shares that we anticipate will be exchanged in the corporate reorganization for an equivalent number of our warrants. This amount does not include 725 subordinate voting shares owned as of February 28, 2002 that we anticipate will be exchanged in the corporate reorganization for an equivalent number of Trizec Canada Inc. subordinate voting shares.
(5) This number represents fully vested options exerciseable within 60 days of February 28, 2002 to purchase 6,250 TrizecHahn Corporation subordinate voting shares that we anticipate will be exchanged in the corporate reorganization for an equivalent number of our warrants.

(6) This number represents fully vested options exerciseable within 60 days of February 28, 2002 to purchase 6,250 TrizecHahn Corporation subordinate voting shares that we anticipate will be exchanged in the corporate reorganization for an equivalent number of our warrants. This amount does not include 3,000 subordinate voting shares owned as of February 28, 2002 that we anticipate will be exchanged in the corporate reorganization for an equivalent number of Trizec Canada Inc. subordinate voting shares.
(7) Included in this number are fully vested options exerciseable within 60 days of February 28, 2002 to purchase 900,000 TrizecHahn Corporation subordinate voting shares.
(8) Included in this number are fully vested options exerciseable within 60 days of February 28, 2002 to purchase 657,500 shares of TrizecHahn Corporation subordinate voting shares.
(9) As at February 28, 2002, all directors and executive officers as a group owned fully vested options exerciseable within 60 days of such date to purchase 4,251,025 shares of TrizecHahn Corporation subordinate voting shares.

                             Controlling Stockholder

          Peter Munk, the Chairman of TrizecHahn Corporation, controls P.M. Capital Inc., which owns all of TrizecHahn Corporation's multiple voting shares. P.M. Capital Inc.'s ownership of TrizecHahn Corporation's multiple voting shares gives it a majority of the votes in elections of TrizecHahn Corporation's board of directors and on other matters to be voted on by TrizecHahn Corporation shareholders. Currently, we are a substantially wholly owned subsidiary of TrizecHahn Corporation. Peter Munk therefore has the ability to control our business and affairs.

          After the completion of the corporate reorganization, P.M. Capital Inc., through its ownership of Trizec Canada Inc.'s multiple voting shares, will have a majority of the votes in elections of Trizec Canada Inc.'s board of directors and on other matters to be voted on by Trizec Canada Inc. shareholders. We expect that Trizec Canada Inc., indirectly through its subsidiaries, will own approximately 40% of our common stock and all of our shares of Class F convertible stock, as well as all of our shares of special voting stock after the corporate reorganization. Trizec Canada Inc.'s indirect ownership of our special voting stock, when combined with its indirect ownership of our common stock, will provide it with a majority of the votes in elections of members of our board of directors. P.M. Capital's effective control of Trizec Canada Inc. will enable P.M. Capital to elect our entire board of directors and to exercise a controlling influence over our business and affairs.

Item 13.   Certain Relationships and Related Transactions


          In the past, we and our subsidiaries have conducted our business activities having regard to the consequences under Canadian tax legislation to TrizecHahn Corporation and its Canadian subsidiaries. We have conducted certain business activities in a manner that would not result in TrizecHahn Corporation and its Canadian subsidiaries being subject to Canadian tax on our business activities in the United States or on distributions made by us. In connection with the corporate reorganization, we will enter into an agreement with TrizecHahn Office Properties Ltd., a wholly owned, Canadian subsidiary of TrizecHahn Corporation, pursuant to which we will agree to continue to conduct our business activities having regard to the consequences under Canadian tax legislation to TrizecHahn Office Properties Ltd., and related Canadian corporations and Trizec Canada Inc. and in a manner that does not result in adverse consequences under Canadian tax legislation to such entities. We believe that such agreement will not result in any material change in the way we conduct our business or any material constraint on our ability to carry on business in the future.

          In the past, we and our subsidiaries have been insured under certain insurance policies maintained by TrizecHahn Corporation. In connection with the corporate reorganization, we will enter into an agreement with TrizecHahn Corporation, pursuant to which TrizecHahn Corporation will agree to continue to maintain these insurance policies for the benefit of our company and our subsidiaries through the end of 2002 and we will agree to pay for the insurance costs attributable to us and our subsidiaries.

          In connection with the proposed corporate reorganization, some outstanding TrizecHahn Corporation employee stock options will be cancelled under the plan of arrangement and replaced with options to acquire subordinate voting shares of Trizec Canada Inc. For every outstanding option to acquire one Trizec Canada Inc. subordinate voting share, Trizec Canada Inc. will, directly or indirectly, hold one of our warrants entitling Trizec Canada Inc. to one share of our common stock at any time prior to the respective warrant's expiration date. We expect that Trizec Canada Inc. will exercise these warrants whenever and to the extent that one or more options to acquire Trizec Canada Inc. subordinate voting shares are exercised. Trizec Canada Inc.'s anticipated acquisition of one share of our common stock whenever one of its stock options is exercised is intended to maintain economic equivalence between shares of our common stock and Trizec Canada Inc. subordinate voting shares.

          Also in connection with the proposed corporate reorganization, we will enter into agreements with Trizec Canada Inc. pursuant to which we will agree to cause one or more registration statements on Form S-11 to be filed with and declared effective by the Securities and Exchange Commission, and to be maintained effective, registering the following offerings of our securities:

         o a primary offering of shares of our common stock to be issued upon the exercise of our warrants held by Trizec Canada Inc.;

         o a secondary offering of shares of our common stock that may be sold or exchanged by Trizec Canada Inc. in connection with redemptions of its shares;

         o a secondary offering of shares of our common stock that may be sold by Trizec Canada Inc. in connection with the exercise of dissent rights;

         o a secondary offering of shares of our common stock that may be sold by TrizecHahn Corporation's Hungarian subsidiary, including in connection with any conversions of our Class F convertible stock; and

         o in connection with a pledge of our common stock pursuant to certain Trizec Canada Inc. credit facilities, a secondary offering of shares of our common stock that may be sold by the pledgee in connection with an exercise on the pledge in the event of default under the credit facilities.

          The following persons were indebted to us or our subsidiaries during 2001 in an amount in excess of $60,000:

          Lee Wagman, Executive Vice President, received an interest-free, non-recourse loan from TrizecHahn Developments Inc. in mid 2000 in the amount of $4,594,000 for the purpose of purchasing a home in connection with his transfer to Los Angeles in 2000. The largest aggregate amount of indebtedness at any time during 2001 was $4,594,000. In accordance with its terms, the loan was repaid on September 1, 2001 upon the sale of Mr. Wagman's previous home, with $800,000 of the loan having been forgiven.

          William Tresham, Executive Vice President, received a loan from TrizecHahn Office Properties Inc. in August 2000 in the amount of $200,000 for the purpose of purchasing a home upon relocating from Toronto to Chicago in 2000. The largest aggregate amount of indebtedness at any time during 2001 was $200,000. In accordance with its terms, the loan was repaid in full on August 28, 2001. During the term of the loan, Mr. Tresham paid interest at an annual rate of 7%.

          In 2001, Stephen Volk, who will serve as a member of our board of directors after the corporate reorganization, served as Senior Partner of Shearman & Sterling, a corporate law firm based in New York that provides legal services to our company and certain of our affiliates.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) Financial Statements and Financial Statement Schedules

          See "Index to Financial Statements" on page F-1 of this Form 10-K.

          (b) Reports on Form 8-K

          We filed a report on Form 8-K on March 7, 2001, which furnished information under Item 9 regarding certain estimated year-end 2002 and 2003 operating results.

          (c) Exhibits

         Exhibit
         Number   Description
         -------  ------------

         3.1 Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on February 11, 2002 (incorporated herein by reference to exhibit 3.1 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

         3.2 Form of Amended and Restated Bylaws of Trizec Properties, Inc. (incorporated herein by reference to exhibit 3.2 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

         3.3 Form of Audit Committee Charter of Trizec Properties, Inc. (incorporated herein by reference to exhibit 3.3 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

         4.1 Form of Common Stock Certificates (incorporated herein by reference to exhibit 4.1 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

         4.2 Form of Exchange Certificates (incorporated herein by reference to exhibit 4.2 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

         4.3 Form of Custody Agreement relating to the Exchange Certificates (incorporated herein by reference to exhibit 4.3 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).


         10.1 Employment Agreement for Christopher Mackenzie (incorporated herein by reference to exhibit 10.1 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).*

         10.2 Employment Agreement for Gregory Hanson (incorporated herein by reference to exhibit 10.2 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).*

         10.3 Employment Agreement for Lee Wagman (incorporated herein by reference to exhibit 10.3 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).*

         10.4 Letter Agreement for Casey Wold (incorporated herein by reference to exhibit 10.4 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).*

         10.5 Trizec Deferred Compensation Plan and Trust Agreement (incorporated herein by reference to exhibit 10.5 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).*

         10.6 TrizecHahn Developments Inc. Deferred Compensation Plan and Trust Agreement (incorporated herein by reference to exhibit
                  10.6 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).*

         10.7 Form of 2002 Trizec Properties, Inc. Stock Option Plan (incorporated herein by reference to exhibit 10.7 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).*

         10.8 General Agreement dated as of November 7, 1994 by and among Metropolitan Life Insurance Company, AEW Partners, L.P., Partners Tower, L.P., Tower Leasing, Inc., Sears, Roebuck and Co. and ST Holdings, Inc. (incorporated herein by reference to exhibit 10.8 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

         21.1 Subsidiaries of Trizec Properties, Inc. (incorporated herein by reference to exhibit 21.1 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

         --------------------------

         * Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRIZEC PROPERTIES, INC.


Dated:  March 8, 2002             By:           /s/Gregory Hanson
                                        ---------------------------------------
                                        Name:  Gregory Hanson
                                        Title: Executive Vice President and
                                               Chief Financial Officer




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  March 8, 2002           By:           /s/Christopher Mackenzie
                                      ------------------------------------------
                                      Name:  Christopher Mackenzie
                                      Title: President, Chief Executive Officer
                                             and Director


                                By:           /s/Gregory Hanson
                                      ------------------------------------------
                                      Name:  Gregory Hanson
                                      Title: Executive Vice President and Chief
                                             Financial Officer and Director



                                By:           /s/Joanne E. Ranger
                                      ------------------------------------------
                                      Name:  Joanne E. Ranger
                                      Title: Senior Vice President and Chief
                                             Accounting Officer


                                By:           /s/Robin A. Campbell
                                      ------------------------------------------
                                      Name:  Robin A. Campbell
                                      Title: Director

                          Index to Financial Statements

Report of Independent Accountants............................................F-2

Combined Consolidated Balance Sheets as of December 31, 2001, 2000 and 1999..F-3

Combined Consolidated Statements of Operations and Comprehensive Income for the
years ended December 31, 2001, 2000 and 1999.................................F-4

Combined Consolidated Statements of Changes in Owners' Equity for the years ended December 31, 2001, 2000 and 1999.......................................F-6

Combined Consolidated Statements of Cash Flows for the years ended December 31,
2001, 2000 and 1999..........................................................F-8

Notes to the Combined Consolidated Financial Statements.....................F-10

Schedule III - Real Estate and Accumulated Depreciation..................... S-1

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        Report of Independent Accountants


To the Board of Directors and Shareholders of TrizecHahn Corporation


In our opinion, the combined consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Trizec Properties, Inc. Combined (formerly known as TrizecHahn (USA) Corporation Combined), as defined in Note 1, at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the combined consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the combined consolidated financial statements, effective January 1, 2001, the Corporation changed its method of accounting for derivatives.


                           PricewaterhouseCoopers LLP


Chicago, Illinois
February 11, 2002

                                            Combined Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                                                                  December 31
                                                                                        ---------------------------------
($ thousands)                                                                                     2001              2000
-------------------------------------------------------------------------------------------------------------------------
Assets
Real estate                                                                             $    5,399,031   $    4,883,826
   Less:  accumulated depreciation                                                            (438,584)        (305,038)
                                                                                        ---------------  ----------------

Real estate, net                                                                             4,960,447        4,578,788
Cash and cash equivalents                                                                      297,434           70,195
Escrows and restricted cash                                                                     28,180          127,595
Investment in unconsolidated real estate joint ventures                                        289,242          384,038
Investment in Sears Tower                                                                       70,000           70,000
Office tenant receivables, net                                                                  33,308           44,255
Other receivables, net                                                                          34,201           30,246
Deferred rent receivables, net                                                                  99,515           81,125
Deferred charges, net                                                                          138,054           97,622
Prepaid expenses and other assets                                                               55,421           80,132
Advances to parent and affiliated companies                                                     90,633                -
                                                                                        ---------------  ----------------
Total Assets                                                                            $    6,096,435   $    5,563,996
                                                                                        ===============  ================

Liabilities and Owners' Equity
Liabilities
Mortgage debt and other loans                                                           $    3,017,798   $    2,326,907
Trade, construction and tenant improvements payables                                            91,646          105,720
Accrued interest expense                                                                        12,007           12,764
Accrued operating expenses and property taxes                                                  108,276           95,063
Other accrued liabilities                                                                       76,266           69,346
Taxes payable                                                                                   53,862           59,153
Deferred income taxes                                                                           60,000           50,767
Advances from parent and affiliated companies                                                  236,619          192,640
                                                                                        ---------------  ----------------
                                                                                        ---------------  ----------------
Total Liabilities                                                                            3,656,474        2,912,360
                                                                                        ---------------  ----------------
Minority Interest                                                                                4,386            4,819
                                                                                        ---------------  ----------------
Redeemable  Stock                                                                                  200                -
                                                                                        ---------------  ----------------
                                                                                        ---------------  ----------------
Commitments and Contingencies
Owners' Equity
Owners' capital                                                                              2,437,380        2,290,219
Retained earnings                                                                                6,514          372,662
Unearned compensation                                                                           (6,701)         (11,713)
Accumulated other comprehensive income (loss)                                                   (1,818)          (4,351)
                                                                                        ---------------  ----------------

Total Owners' Equity                                                                         2,435,375        2,646,817
                                                                                        ---------------  ----------------

Total Liabilities and Owners' Equity                                                    $    6,096,435   $    5,563,996
                                                                                        ===============  ================










    See accompanying notes to the combined consolidated financial statements

                                  Combined Consolidated Statements of Operations
                                                 and Comprehensive Income (Loss)
--------------------------------------------------------------------------------


                                                                             For the years ended December 31
                                                                         -----------------------------------------
($ thousands except share and per share amounts)                                 2001          2000          1999
------------------------------------------------------------------------------------------------------------------
Revenues
   Rentals                                                                $ 671,236      $ 666,888     $ 617,836
   Recoveries from tenants                                                  102,513         94,712        76,360
   Parking and other                                                        127,035         95,380        94,174
   Fee income                                                                11,490         13,570        13,332
   Interest                                                                  15,677          8,480         7,118
                                                                         -------------  ------------  ------------
Total revenues                                                              927,951        879,030       808,820
                                                                         -------------  ------------  ------------

Expenses
   Operating                                                                286,269        266,744       249,092
   Property taxes                                                            92,682         88,914        84,849
   General and administrative                                                25,854         18,429        16,725
   Interest                                                                 152,759        265,680       234,992
   Depreciation and amortization                                            161,078        154,118       133,352
   Reorganization costs                                                      15,922          6,680         4,950
   Loss from securities investments                                          15,371              -             -
   Derivative losses                                                            456              -             -
                                                                         -------------  ------------  ------------
Total expenses                                                              750,391        800,565       723,960
                                                                         -------------  ------------  ------------

Income before allocation to Minority Interest, Income from
   Unconsolidated Real Estate Joint Ventures, Gain (loss) on Sale of Real Estate and Allowance for Loss on Properties Held for
   Disposition, Income Taxes, Extraordinary Item and Cumulative Effect
   of a Change in Accounting Principle                                      177,560         78,465        84,860
Minority interest                                                               433            580         1,459
Income from unconsolidated real estate joint ventures                        12,952         19,417        16,207
Gain (loss) on sale of real estate and allowance for loss on
   properties held for disposition                                         (307,044)        33,185       (41,373)
                                                                         -------------  ------------  ------------
Income (Loss) before Income Taxes, Extraordinary Item and Cumulative
   Effect of a Change in Accounting Principle                              (116,099)       131,647        61,153
Benefit from (provision for) income and other corporate taxes               (13,795)       252,840       (22,815)
                                                                         -------------  ------------  ------------

Income (Loss) before Extraordinary Item and Cumulative Effect of a
   Change in Accounting Principle                                          (129,894)       384,487        38,338
Loss on early debt retirement, net of taxes                                 (17,966)        (1,491)            -
                                                                         -------------  ------------  ------------
Income (Loss) before Cumulative Effect of a Change in Accounting
   Principle                                                               (147,860)       382,996        38,338
Cumulative effect of a change in accounting principle                        (4,631)             -             -
                                                                         -------------  ------------  ------------
Net Income (Loss)                                                        $ (152,491)     $ 382,996      $ 38,338
                                                                         =============  ============  ============








    See accompanying notes to the combined consolidated financial statements

                                  Combined Consolidated Statements of Operations
                                     and Comprehensive Income (Loss) (Continued)
--------------------------------------------------------------------------------

                                                                          For the years ended December 31
                                                                 ---------------------------------------------------
($ thousands except share and per share amounts)                            2001            2000              1999
--------------------------------------------------------------------------------------------------------------------
Pro Forma per Share Amounts (unaudited)
Income (loss) per share before extraordinary item and
   cumulative effect of a change in accounting principle
     Basic                                                       $        (0.87)  $         2.57    $         0.26
                                                                 ================ ================  ================
     Diluted                                                     $        (0.87)  $         2.55    $         0.25
                                                                 ================ ================  ================

Income (loss) per share before cumulative effect of a change in accounting principle
     Basic                                                       $        (0.99)  $         2.56    $         0.26
                                                                 ================ ================  ================
     Diluted                                                     $        (0.99)  $         2.54    $         0.25
                                                                 ================ ================  ================

Net income (loss) per share
     Basic                                                       $        (1.02)  $         2.56    $         0.26
                                                                 ================ ================  ================
     Diluted                                                     $        (1.02)  $         2.54    $         0.25
                                                                 ================ ================  ================

Weighted average shares outstanding
     Basic                                                          149,349,698      149,349,698        149,349,698
                                                                 ================ ================  ================
     Diluted                                                        149,349,698      150,855,799        150,855,799
                                                                 ================ ================  ================

Statements of Comprehensive Income  (Loss)
   Net income (loss)                                             $     (152,491)  $      382,996    $       38,338
                                                                 ---------------- ----------------  ----------------
   Other comprehensive income (loss), before taxes:
     Unrealized gains (losses) on investments in securities:
       Unrealized holding gains (losses) arising during the
         period                                                               -           (4,351)                -
       Reclassification adjustment for the cumulative effect of
         a change in accounting principle included in income              4,351                -                 -
     Unrealized derivative losses:
       Effective portion of interest rate contracts                      (1,818)               -                 -
   Taxes on other comprehensive income (loss)                                 -            1,716                 -
   Impact of REIT election                                                    -           (1,716)                -
                                                                 ---------------- ----------------  ----------------
   Total other comprehensive income (loss)                                2,533           (4,351)                -
                                                                 ---------------- ----------------  ----------------
   Comprehensive income (loss)                                   $     (149,958)       $ 378,645          $ 38,338
                                                                 ================ ================  ================













    See accompanying notes to the combined consolidated financial statements

                                                Combined Consolidated Statements
                                                    of Changes in Owners' Equity
--------------------------------------------------------------------------------

                                                                             For the years ended December 31
                                                                      ----------------------------------------------
($ thousands except share amounts)                                             2001          2000            1999
--------------------------------------------------------------------------------------------------------------------
Trizec Properties, Inc. (Trizec Properties)
Series A Convertible Preferred Stock, no shares authorized at
   December 31, 2001 (2000 - 230,000; 1999 - 230,000), $1.00 par
   value, no shares issued and outstanding at December 31, 2001
   (2000 - 212,000; 1999 - 212,000) - on December 3, 2001 all
   authorized and issued shares were cancelled

     Balance, beginning of year                                       $    212,000    $    212,000     $   212,000
     Conversion to Common Stock in 2001                                   (212,000)              -               -
                                                                      --------------  --------------  --------------
     Balance, end of year                                             $          -    $    212,000     $   212,000
                                                                      ==============  ==============  ==============
Series B Convertible Preferred Stock, 1,100,000 (2000 - 1,100,000;
   1999 - 350,000) shares authorized, $1.00 par value, 1,100,000 shares issued and outstanding at December 31, 2001 (2000 -
   1,100,000; 1999 - 350,000)
     Balance, beginning of year                                       $  1,100,000    $    350,000    $         -
     Issuance of 750,000 shares in 2000                                          -         750,000              -
     Issuance of 350,000 shares in 1999                                          -               -        350,000
                                                                      --------------  --------------  --------------
     Balance, end of year                                             $  1,100,000    $  1,100,000    $   350,000
                                                                      ==============  ==============  ==============
Class C Convertible Preferred Stock, 750,000 shares authorized,
   $1.00 par value, 376,504 shares issued and outstanding at
   December 31, 2001 (2000 - nil; 1999 - nil)
     Balance, beginning of year                                       $          -    $          -    $         -
     Issuance of 376,504 shares in 2001 for cash                           414,154               -              -
                                                                      --------------  --------------  --------------
     Balance, ending of year                                          $    414,154    $          -    $         -
                                                                      ==============  ==============  ==============

Common Stock, 200,000,000 shares authorized (2000 - 10,000; 1999 -
   10,000), $0.01 par value, 38,220,000 shares issued and
   outstanding at December 31, 2001 (2000 - 1,068; 1999 - 1,068)
     Balance, beginning of year                                       $          -    $          -    $         -
     Issuance of 357.6 shares in 2001 for conversion of Series A
       Convertible Preferred shares                                              -               -              -
     Exchange of 1,425.6 shares in 2001 for 38,000,000 shares under            380               -              -
       recapitalization plan
     Issuance of 180,000 shares in 2001 in consideration for net
       assets received                                                           2               -              -
     Issuance of 40,000 shares in 2001 as a donation                             -               -              -
                                                                      --------------  --------------  --------------
     Balance, end of year                                             $        382    $          -    $         -
                                                                      ==============  ==============  ==============













    See accompanying notes to the combined consolidated financial statements

                                                Combined Consolidated Statements
                                         of Changes in Owners Equity (Continued)
--------------------------------------------------------------------------------

                                                                             For the years ended December 31
                                                                      ----------------------------------------------
($ thousands except share amounts)                                            2001            2000            1999
--------------------------------------------------------------------------------------------------------------------
TrizecHahn Developments Inc. ("THDI")
Common Stock, 1,000 shares authorized, $0.01 par value, 260 shares issued and outstanding
     Balance, beginning of year                                       $          -    $          -    $          -
     Issuance of 100 shares in 1999 for cash                                     -               -               -
     Issuance of 160 shares in 1999 as
       consideration for net assets received                                     -               -               -
                                                                      --------------  --------------  --------------
     Balance, end of year                                             $          -    $          -    $          -
                                                                      ==============  ==============  ==============
Trizec Properties/THDI
Additional Paid-in Capital
     Balance, beginning of year                                       $    978,219    $    978,219    $  1,244,090
     THDI issuance of 160 shares of Common Stock in 1999 as
      consideration for net assets received                                      -               -         175,834
     Conversion of Trizec Properties Series A Preferred Stock to
      Trizec Properties Common Stock in 2001                               212,000               -               -
     Exchange of Trizec Properties Common Stock for Trizec
      Properties Common Stock, Trizec Properties Special Voting
      Stock and Trizec Properties Class F Convertible Preferred
      Stock in 2001                                                           (580)              -               -
     Trizec Properties issuance of 180,000 shares of Common Stock in
      2001 as consideration for net assets received                         16,548               -               -
     Trizec Properties issuance of 40,000 shares of Common Stock in
      2001 under recapitalization plan                                       2,000               -               -
     Common Stock dividends in excess of available retained
       earnings                                                           (285,343)              -        (441,705)
                                                                      --------------  --------------  --------------
     Balance, end of year                                             $    922,844    $    978,219    $    978,219
                                                                      ==============  ==============  ==============

Total Owners' Capital, end of year                                    $  2,437,380    $  2,290,219    $  1,540,219
                                                                      ==============  ==============  ==============


Retained Earnings (Deficit)
   Balance, beginning of year                                         $    372,662    $    (10,334)   $    410,957
   Net income (loss)                                                      (152,491)        382,996          38,338
   Common stock dividends                                                 (213,657)              -        (459,629)
                                                                      --------------  --------------  --------------
   Balance, end of year                                               $      6,514    $    372,662    $    (10,334)
                                                                      ==============  ==============  ==============

Unearned Compensation
   Balance, beginning of year                                         $    (11,713)   $          -    $          -
   Shares granted                                                                -         (12,402)              -
   Amortization                                                              5,012             689               -
                                                                      --------------  --------------  --------------
   Balance, end of year                                               $     (6,701)   $    (11,713)   $          -
                                                                      ==============  ==============  ==============

Accumulated Other Comprehensive Income (Loss)
   Balance, beginning of year                                         $     (4,351)   $          -    $          -
   Other comprehensive income (loss)                                         2,533          (4,351)              -
                                                                      --------------  --------------  --------------

   Balance, end of year                                               $     (1,818)   $     (4,351)   $          -
                                                                      ==============  ==============  ==============

    See accompanying notes to the combined consolidated financial statements

                                  Combined Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                               For the years ended December 31
                                                                           -----------------------------------------
($ thousands)                                                                    2001          2000          1999
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                                                          $ (152,491)   $  382,996    $   38,338
Adjustments to reconcile net income to net cash provided by operating activities:
  Income from unconsolidated real estate
   joint ventures                                                             (12,952)      (19,417)      (16,207)
  Depreciation and amortization expense                                       161,078       154,118       133,352
  Amortization of financing costs                                               9,586        16,102        13,098
  (Gain) loss on sale of real estate and allowance for loss on properties
  held for                                                                    307,044       (33,185)       41,373
   disposition
  Minority interest                                                              (433)         (580)       (1,459)
  Derivative losses                                                               456             -             -
  Deferred compensation                                                         5,012           689             -
  Loss from securities investments                                             15,371             -             -
  Deferred income tax (benefit) expense                                         8,926      (315,540)       21,627
  Loss on early debt retirement                                                 4,211             -             -
  Reorganization costs                                                          2,000             -             -
  Cumulative effect of change in accounting principle                           4,631             -             -
Purchase of shares for escrowed share grant plan                                    -       (12,402)            -
Changes in assets and liabilities:
   Escrows and restricted cash                                                 99,415       (88,945)      285,867
   Office tenant receivables, net                                              10,947       (14,675)        6,558
   Other receivables, net                                                      (3,955)       (3,828)       (9,511)
   Deferred rent receivables, net                                             (18,390)      (26,369)      (27,874)
   Prepaid expenses and other assets                                           10,895       (12,298)      (21,747)
   Accounts payable, accrued liabilities and other liabilities                 11,597        86,455        27,290
                                                                           ------------- ------------- -------------

Net cash provided by (used in) operating activities                           462,948       113,121       490,705
                                                                           ------------- ------------- -------------
Cash Flows from Investing Activities
  Properties:
   Acquisitions                                                              (202,740)      (86,347)     (649,625)
   Development expenditures                                                  (362,425)     (241,268)     (136,442)
   Tenant improvements and capital expenditures                               (88,740)      (97,769)      (68,096)
   Tenant leasing costs                                                       (39,914)      (31,680)      (31,647)
   Dispositions                                                               111,553       426,950        17,070
  Unconsolidated real estate joint ventures:
   Investments                                                                (30,123)      (53,263)      (39,712)
   Distributions                                                               15,401        30,653        35,276
                                                                           ------------- ------------- -------------

  Net cash provided by (used in) investing activities                        (596,988)      (52,724)     (873,176)
                                                                           ------------- ------------- -------------
Cash Flows from Financing Activities
  Long-term debt
   Acquisition financing                                                       48,500             -       383,100
   Development financing                                                      227,231        36,158         1,740
   Property financings                                                      1,441,390        60,909       655,907
   Principal repayments                                                    (1,219,713)      (88,208)     (718,722)
   Repaid on dispositions                                                      (1,321)     (221,727)            -
  Refinancing expenditures                                                    (19,858)       (1,622)      (16,383)
  Net advance (to) from parent company and affiliates                         384,050       143,936        78,608
  Dividends                                                                  (499,000)            -             -
                                                                           ------------- ------------- -------------

  Net cash provided by (used in) financing activities                         361,279       (70,554)      384,250
                                                                           ------------- ------------- -------------
Net Increase (Decrease) in Cash and Cash Equivalents                          227,239       (10,157)        1,779

Cash and Cash Equivalents, beginning of year                                   70,195        80,352        78,573
                                                                           ------------- ------------- -------------

Cash and Cash Equivalents, end of year                                     $  297,434    $   70,195    $   80,352
                                                                           ============= ============= =============




    See accompanying notes to the combined consolidated financial statements

                                  Combined Consolidated Statements of Cash Flows
                                                                     (Continued)
--------------------------------------------------------------------------------


                                                                               For the years ended December 31
                                                                           -----------------------------------------
($ thousands)                                                                    2001          2000          1999
--------------------------------------------------------------------------------------------------------------------
 Supplemental cash flow disclosures:

 Cash paid during the year for:
   Interest                                                                $  177,124    $  266,598    $  242,713
                                                                           ============= ============= =============

   Interest capitalized to properties under development                    $   33,194    $   22,044    $   15,661
                                                                           ============= ============= =============

   Other corporate taxes                                                   $   10,160    $    4,871    $    5,729
                                                                           ============= ============= =============

 Non-cash investing and financing activities:

   Mortgage debt assumed upon obtaining control of joint venture           $  194,674    $        -    $   74,402
     investment
                                                                           ============= ============= =============

   Mortgage debt assumed by purchasers on property dispositions            $        -    $   47,415    $   19,583
                                                                           ============= ============= =============

   Non-cash issuance of shares of preferred stock                          $        -    $  750,000    $  350,000
                                                                           ============= ============= =============

   Non-cash issuance of shares of common stock                             $   16,550    $        -    $        -
                                                                           ============= ============= =============

   Dividends-in-kind                                                       $        -    $        -    $  725,500
                                                                           ============= ============= =============

   Other non-cash financings                                               $    3,000    $        -    $        -
                                                                           ============= ============= =============

   Transfer of joint venture interest to real estate upon obtaining        $   70,680    $        -    $   84,167
     control
                                                                           ============= ============= =============

   Contribution to non-consolidated joint ventures                         $        -    $        -    $   45,699
                                                                           ============= ============= =============


















    See accompanying notes to the combined consolidated financial statements

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

1.       ORGANIZATION AND DESCRIPTION OF THE BUSINESS

         Organization

         The organization presented in these combined financial statements is not a legal entity. It is a combination of all the United States ("U.S.") assets that TrizecHahn Corporation ("TrizecHahn"), a Canadian public real estate company, currently owns directly, or indirectly. TrizecHahn is currently proposing a corporate reorganization to be completed pursuant to a plan of arrangement (the "Reorganization").

         The accompanying financial statements present, on a combined consolidated basis, all of the U.S. assets of TrizecHahn, substantially all of which are owned and operated by Trizec Properties, Inc. ("Trizec Properties", formerly known as TrizecHahn (USA) Corporation) and TrizecHahn Developments Inc. ("THDI"), TrizecHahn's two primary U.S. operating and development companies. All of the combined entities, through a series of vertically integrated corporations, are wholly-owned subsidiaries of the common parent TrizecHahn. Collectively the combination of all these assets is referred to as the "Corporation", or "Trizec Properties, Inc. Combined".

         On February 11, 2002, Trizec Properties filed its Fourth Amended and Restated Certificate of Incorporation in which it changed its name to Trizec Properties, Inc. In addition, the authorized number of shares of Common Stock of the Corporation was increased to 500,000,000.

         The Corporation operated as separate stand alone entities for the periods presented, and as such no additional expenses incurred by TrizecHahn or its related entities were, in management's view, necessary to be allocated to the Corporation for the periods presented. However, the historical financial results are not necessarily indicative of future operating results and no adjustments have been made to reflect possible incremental changes to the cost structure as a result of the Reorganization. The incremental charges will include, but are not limited to, additional senior management compensation expense to supplement the existing senior management team and internal and external public company corporate compliance costs.

         TrizecProperties is a corporation organized under the laws of the State of Delaware and is ultimately a wholly-owned subsidiary of TrizecHahn. Trizec Properties is a direct wholly-owned subsidiary of Emerald Blue Kft ("direct parent"), which in turn is a wholly-owned subsidiary of TrizecHahn Office Properties Ltd. ("THOPL"), which in turn is a wholly-owned subsidiary of TrizecHahn Holdings Limited ("THHL"), which in turn is a wholly-owned subsidiary of TrizecHahn.

         THDI is a corporation organized under the laws of the State of Delaware. Prior to September 30, 1999, THDI was a wholly-owned subsidiary of Trizec Properties. On that date, Trizec Properties transferred its investment in THDI to THOPL by way of a dividend-in-kind. THDI is currently a wholly-owned subsidiary of THOPL.

         The Corporation operates solely in the U.S. where it owns, manages and develops office buildings and mixed-use properties. At December 31, 2001, it has ownership interests in and manages a high-quality portfolio of 76 U.S. office properties concentrated in the central business districts of seven major U.S. cities. In addition, the Corporation through THDI has completed the development and is stabilizing the three retail/entertainment projects, which are being held for disposition. At the end of 2000, Trizec Properties decided that it would elect to be taxed as a real estate investment trust ("REIT") pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"), commencing in 2001. The Corporation intends to operate, function and be taxed as a REIT upon completion of the Reorganization.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES

a.       Basis of Presentation

         The combined consolidated financial statements include the combined accounts of Trizec Properties and THDI and of all subsidiaries in which they have a controlling interest. Trizec Properties and THDI are indirect wholly-owned subsidiaries under the common control of TrizecHahn. The accompanying financial statements have been presented using TrizecHahn's historical cost basis. All significant intercompany balances and transactions have been eliminated.

b.       Real Estate

         Rental properties are recorded at cost, less accumulated depreciation, reduced for impairment losses where appropriate. Depreciation of rental properties is determined using the straight-line method over a 40 year estimated useful life period, subject to the terms of any respective ground leases.

         Properties under development consist of rental properties under construction and are recorded at cost, reduced for impairment losses where appropriate. Properties are classified as properties under development until the property is substantially completed and available for occupancy, at which time such properties are classified as rental properties. The cost of properties under development includes qualifying costs incurred in connection with their acquisition, development and construction. Such costs consist of all direct costs including costs to rent real estate projects, interest on general and specific debt and other direct expenses.

         If events or circumstances indicate that the carrying value of a completed rental property, a rental property under development, or a property held for development may be impaired, a recoverability analysis is performed based on estimated undiscounted future cash flows to be generated from the property. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.

         Properties held for disposition include certain properties that are determined to no longer be core assets under the strategic plan of the Corporation which was adopted in late 2000, and as such the Corporation has decided to dispose of these properties in an orderly manner. Properties held for disposition are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Estimated fair value is determined based on management's estimate of amounts that would be realized if the property were offered for sale in the ordinary course of business assuming a reasonable sales period and under normal market conditions. Carrying values are reassessed at each balance sheet date. Depreciation ceases once a property is classified as held for disposition.

         Tenant improvements are deferred and amortized on a straight-line basis over the term of the respective lease.

         Maintenance and repair costs are expensed against operations as incurred. Planned major maintenance activities, (for example: roof replacement and the replacement of heating, ventilation, air conditioning and other building systems) significant building improvements, replacements and major renovations, all of which improve or extend the useful life of the properties are capitalized to rental properties and amortized over their estimated useful lives.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

b.       Real Estate (cont'd)

         Furniture, equipment and certain improvements are depreciated on a straight-line basis over periods of up to 10 years.

c.       Revenue Recognition

         The Corporation has retained substantially all of the benefits and risks of ownership of its rental properties and therefore accounts for leases with its tenants as operating leases. Rental revenues include minimum rents and recoveries of operating expenses and property taxes. Recoveries of operating expenses and property taxes are recognized in the period the expenses are incurred. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease.

         The Corporation reports minimum rental revenue on a straight-line basis, whereby the known amount of cash to be received under a lease is recognized into income, over the term of the respective lease. The amount by which straight-line rental revenue exceeds minimum rents collected in accordance with the lease agreements is included in deferred rent receivables. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The impact of the straight-line adjustment increased revenue for the year ended December 31, 2001 by $18,399 (year ended December 31, 2000 - $24,458; 1999 - $30,787).

         The Corporation provides an allowance for doubtful accounts representing that portion of tenant and other receivables and deferred rent receivables which are estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Corporation. Office tenant receivables in the accompanying combined consolidated balance sheets are shown net of an allowance for doubtful accounts of $8,320 as of December 31, 2001 (December 31, 2000
         - $6,075). Other receivables, including retail tenant receivables, are shown net of an allowance for doubtful accounts of $9,902 as at December 31, 2001 (December 31, 2000 - $2,483). Deferred rent receivables are shown net of an allowance for doubtful accounts of $6,209 as at December 31, 2001 (December 31, 2000 - $2,968).

         Income from the sale of properties is recorded when the collection of the proceeds of sale is reasonably assured and all other significant conditions and obligations are met.

         Deferred revenue in respect of building telecommunication and service provider license agreements is recognized to income over the effective term of the license agreements. If a license agreement is terminated early, any remaining unamortized balance is recognized in income at that time.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

d.       Investments

         The Corporation accounts for its investments in unconsolidated real estate joint ventures, which it does not control and investments over which it has significant influence, using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Corporation is reflected in the combined consolidated balance sheets, and the Corporation's share of net income or loss is included in the combined consolidated statements of operations. Any difference between the carrying amounts of these investments and the Corporation's share of the underlying equity in net assets is amortized as an adjustment to income over the remaining useful life of the properties to which the differences relate.

         Investments in which the Corporation does not exercise significant influence are accounted for by the cost method. Income is recognized only to the extent of dividends or cash received.

         The carrying value of investments which the Corporation determines to have an impairment in value considered to be other than temporary are written down to their estimated realizable value.

         Marketable equity securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses on marketable equity securities that are designated as available-for-sale are included in combined Owners' equity as accumulated other comprehensive income (loss). Investments in securities of non-publicly traded companies are recorded at cost as they are not considered marketable under SFAS No. 115. These equity securities, which relate to building telecommunication and service provider license agreements, are included in prepaid expenses and other assets.

         Mortgages receivable collaterized by real estate are carried at cost. The Corporation reviews, on a regular basis but not less than annually, or when events or circumstances occur, for impairment to its mortgages receivable. Impairment is recognized when the carrying values of the mortgages receivable will not be recovered either as a result of the inability of the underlying assets' performance to meet the contractual debt service terms of the underlying debt and the fair values of the collateral assets are insufficient to cover the obligations and encumbrances, including the carrying values of the mortgages receivable, in a sale between unrelated parties in the normal course of business. When a mortgage is considered impaired, an impairment charge is measured based on the present value of the expected future cash flows discounted at the effective rate of the mortgage or if the cash flows cannot be predicted with reasonable reliability, then the impaired mortgage is valued at the fair value of the underlying collateral. Interest income is generally recognized based on the terms and conditions of the mortgages receivable. Interest income ceases to be recognized when the underlying assets do not meet the contractual terms of the mortgages receivable, and are delinquent for a 90 day period. At such time interest income is generally recognized on a cash basis as payments are received.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

e.       Income Taxes

         In December 2000, Trizec Properties determined that it would elect to be taxed as a real estate investment trust ("REIT") pursuant to Sections 856 through 860 of the Code. The REIT election will be effective as of January 1, 2001. In general, a corporation that distributes at least 90% of its REIT taxable income to its shareholders in any taxable year, and complies with certain other requirements (relating primarily to its organization, the nature of its assets and the sources of its revenues) is not subject to United States federal income taxation to the extent of the income which it distributes. Trizec Properties believes that it substantially met the qualifications for REIT status as of December 31, 2001 and December 31, 2000 and intends to satisfy all such qualifications in the future. Accordingly no provision has been made in the combined consolidated financial statements for federal income taxes in 2001 in respect of Trizec Properties.

         Deferred income taxes, where applicable, are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

f.       Fair Value of Financial Instruments

         The estimated fair value of mortgage debt and other loans is based on the values derived using market interest rates of similar instruments. In determining estimates of the fair value of financial instruments, the Corporation must make assumptions regarding current market interest rates, considering the term of the instrument and its risk. Current market interest rates are generally selected from a range of potentially acceptable rates and, accordingly, other effective rates and/or fair values are possible.

         The estimated fair value of the Investment in Sears Tower is based on estimated future cash flow, expected risk adjusted rates of return and other factors all of which are subject to uncertainty. Accordingly, other fair values are possible.

         The carrying amounts of cash and cash equivalents, escrows and restricted cash, accounts receivable, other assets, and accounts payable and accrued liabilities approximate their fair value due to the short maturities of these financial instruments.

g.       Cash and Cash Equivalents

         Cash and cash equivalents consist of currency on hand, demand deposits with financial institutions, and short-term highly-liquid investments with an original maturity of 90 days or less.

h.       Escrows and Restricted Cash

         Escrows consist primarily of amounts held by lenders to provide for future property tax expenditures and tenant improvements, deposits on acquisitions and net proceeds, intended to be reinvested, from sale of real estate assets intended to qualify for tax deferred gain recognition under Section 1031 of the Code. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of specific obligations.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

i.       Deferred Charges

         Deferred charges include leasing and financing costs which are recorded at cost. Deferred leasing costs are amortized on a straight-line basis, over the terms of the respective leases. Deferred financing costs are amortized over the terms of the respective financings on a basis which approximates the effective yield method, and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment of financings or upon the early termination of a lease.

j.       Escrowed Share Grants

         The Corporation has a compensation arrangement comprised of escrowed share grants of TrizecHahn Corporation subordinate voting shares, which is described in Note 14. Compensation expense, based on the quoted market price of the underlying TrizecHahn shares at the date of grant, is recognized in respect of these escrowed share grants over the three year vesting period of the share grants on a straight-line basis. The date of grant is the date the shares of TrizecHahn Corporation were purchased and placed into a trust for the employees. The unamortized portion is included in combined Owners' equity as unearned compensation.

k.       Income (Loss) Per Share (unaudited)

         As part of the Reorganization, Trizec Properties will modify the number of its issued and outstanding shares of common stock such that the number of its issued and outstanding shares of common stock will in aggregate equal the number of issued and outstanding TrizecHahn Corporation subordinate voting shares and multiple voting shares. This will result in approximately 149,349,698 shares of common stock based on the number of voting shares of TrizecHahn Corporation outstanding on December 31, 2001. The number of shares actually issued will differ from this amount based on the actual number of TrizecHahn voting shares on the effective date of the Reorganization.

         Unaudited basic and diluted net income (loss) per share of common stock have been computed by dividing the net income for each period presented by the number of voting shares of TrizecHahn Corporation outstanding at December 31, 2001. All Trizec Properties common stock equivalents at December 31, 2001 that are expected to be outstanding at the effective date of the Reorganization were considered for the purpose of determining dilutive shares outstanding. The actual number of Trizec Properties common stock equivalents will differ from this amount based on the number of common stock equivalents on the date of the Reorganization.

         The Corporation has recognized an extraordinary loss that has increased basic and diluted loss per share by $0.12 for the year ended December 31, 2001 (December 31, 2000 - decreased basic and diluted income per share by $0.01; 1999 - nil). In addition, the Corporation has recorded a cumulative effect of a change in accounting principle that has increased basic and diluted loss per share by $0.03 for the year ended December 31, 2001 (December 31, 2000 - nil; 1999 - nil).

         For the year ended December 31, 2001, dilutive shares outstanding were increased by nil (2000 - 1.5 million; 1999 - 1.5 million) in respect of stock options of TrizecHahn that were dilutive and 16.3 million (2000 -
         14.8 million; 1999 - 14.8 million) were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. On January 9, 2002, TrizecHahn granted a further 1.2 million options which were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive for the periods presented.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

l.       Derivative Instruments

         The Corporation uses interest rate cap and swap agreements to manage risk from fluctuations in interest rates. Prior to January 1, 2001 the Corporation accounted for interest rate cap contracts as hedges and, as a result, the carrying values of the financial instruments were not adjusted to reflect their current market values. Any amounts receivable or payable arising from interest rate cap contracts were recognized as an adjustment of interest expense. Premiums paid to arrange interest rate cap contracts were deferred and amortized to interest expense over the term of the contracts. Under interest rate swap agreements, payments or receipts were recognized as adjustments to interest expense. The Corporation believes it deals with creditworthy financial institutions as counterparties.

         The Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 (collectively, "SFAS No. 133"), as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Corporation's combined consolidated balance sheet at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported through the statement of operations. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is recognized in other comprehensive income (loss) until the forecasted transactions occur, and the ineffective portions are recognized in the statement of operations.

         The Corporation uses certain interest rate protection agreements to manage risks from fluctuations in variable interest rates, as well as to hedge anticipated future financing transactions. Upon adoption of SFAS No. 133, the Corporation recorded an asset of approximately $709 (included in prepaid expenses and other assets) and recorded a liability of approximately $709 (included in other accrued liabilities) related to the fair values of these agreements. In addition, the Corporation expensed deferred charges of $280 related to these agreements. This was reflected in net income as a cumulative effect of a change in accounting principle. The Corporation's derivatives also include investments in warrants to purchase shares of common stock of other public companies. Based on the terms of the warrant agreements, the warrants meet the definition of a derivative and accordingly must be marked to fair value with the impact reflected in the statement of operations. Prior to January 1, 2001, the Corporation had been recording the warrants at fair value through accumulated other comprehensive income (loss) as available-for-sale securities under SFAS No. 115. Upon adoption of SFAS No. 133, the Corporation reclassified $4,351, the unrealized holding loss in respect of the warrants, from accumulated other comprehensive income (loss) to a cumulative effect of a change in accounting principle.

         For the year ended December 31, 2001, the Corporation recorded derivative losses of $456 through the statement of operations, which included the total ineffectiveness of all cash flow hedges. The Corporation also recorded a derivative loss and write-down of $15,371, that has been included in loss from securities investments in the statement of operations. In addition, the Corporation recorded unrealized derivative loses through other comprehensive income of $1,818. No material amounts are expected to be reclassified from other comprehensive income into earnings within the next twelve months.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

m.       Accounting Estimates

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

n.       Minority Interest

         The Corporation currently owns 100% of the general partner units, and 98% of the limited partnership units ("Units") at December 31, 2001 (December 31, 2000 - 97%) of TrizecHahn Mid-Atlantic Limited Partnership (the "Partnership"). The remaining Units are held by unrelated limited partners who have a right to redeem their Units before 2012, at a redemption value equal to the fair market value of an equivalent number of subordinate voting ("SVS") shares of TrizecHahn. Upon redemption of the Units the Partnership is required to pay cash to the holder in an amount equal to the redemption value, or the Corporation has the option of triggering the effective issuance of freely tradable SVS shares of TrizecHahn. The redemption value of the outstanding Units is $4,386 at December 31, 2001 (December 31, 2000 - $4,819).

         The change in redemption value is recorded as an allocation to minority interest in the consolidated statements of operations.

o.       Recent Accounting Pronouncements

         In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in the financial statements. The adoption of SAB 101 had no significant impact on the Corporation.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These new standards eliminate pooling as a method of accounting for business combinations, and feature new accounting rules for goodwill and intangible assets. SFAS No. 141 was effective for business combinations initiated from July 1, 2001. SFAS No. 142 will be adopted on July 1, 2002. The Corporation is currently assessing the impact of the adoption of SFAS No. 142.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

o.       Recent Accounting Pronouncements (cont'd)

         On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 requires long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Under SFAS No. 144, certain conditions are required to be met for a property to be classified as held for disposition. Under the transitional rules of the standard, properties held for disposition as at the date of adoption are required to satisfy these conditions within one year of adoption. Properties currently held for disposition that do not meet such conditions by December 31, 2002 will be required to be reclassified from held for disposition to held and used at that date. Reclassification, if any, is measured at the lower of the asset's carrying amount before it was classified as held for disposition, adjusting for any depreciation that would have been recognized had the asset been continuously classified as held and used, and fair value at the date of reclassification. The Corporation will adopt this standard on January 1, 2002 and expects no impact with respect to the adoption of this standard.

3.       REAL ESTATE

         The Corporation's investment in real estate is comprised of:

                                                         December 31
                                             -----------------------------------
                                                      2001               2000
                                             ----------------   ----------------

Properties
  Held for the long term                       $ 4,329,889        $ 4,243,712
  Held for disposition                             630,558            335,076
                                             ----------------   ----------------

                                               $ 4,960,447        $ 4,578,788
                                             ================   ================

         Properties held for disposition include certain properties that are determined to no longer be core assets under the strategic plan of the Corporation which was adopted in late 2000, and as such the Corporation has decided to dispose of these properties in an orderly manner over a reasonable sales period.


         At December 31, 2001 properties held for disposition included three retail/entertainment projects, three technology center development properties, two non-core office properties and certain remnant retail land sites.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

3.       REAL ESTATE (CONT'D)

a.       Properties - Held for the Long Term

                                                        December 31
                                             -----------------------------------
                                                       2001             2000
                                             ---------------- ------------------

Rental properties
  Land                                           $  519,682       $  472,831
  Buildings and improvements                      3,866,714        3,683,300
  Tenant improvements                               250,824          202,036
  Furniture, fixtures and equipment                  14,060           12,162
                                             ---------------- ------------------

                                                  4,651,280        4,370,329
  Less:  accumulated depreciation                  (432,562)        (295,786)
                                             ---------------- ------------------

                                                  4,218,718        4,074,543

Properties under development                         82,515           73,435
Properties held for future development               28,656           95,734
                                             ---------------- ------------------

                                                $ 4,329,889      $ 4,243,712
                                             ================ ==================

b.       Properties - Held for Disposition

                                                   December 31
                                      ---------------------------------------
                                                  2001                  2000
                                      ------------------   ------------------

Rental properties                         $    275,983         $     108,154
Properties under development                   306,630               223,625
Properties held for development                 47,945                 3,297
                                      ------------------   ------------------

                                          $    630,558         $     335,076
                                      ==================   ==================

         These properties are carried at the lower of depreciated cost less estimated impairment losses where appropriate, or estimated fair value less costs to sell. Implicit in management's assessment of fair values are estimates of future rental and other income levels for the properties and their estimated disposal dates. In certain cases the estimated fair values have been calculated taking into consideration estimated disposal dates extending into 2004. Due to the significant measurement uncertainty of determining fair value, actual proceeds to be realized on the ultimate sale of these properties could vary materially from their carrying value.

         The results of operations of properties held for disposition are included in revenues and expenses of the Corporation. The following summarizes the condensed results of operations of the properties held for disposition.

                                                                December 31
                                                     -----------------------------------
                                                                2001              2000
                                                     ---------------- ------------------
Total revenues                                        $       50,292     $      21,639
Less: Operating expenses and property taxes                  (23,236)           (9,677)
                                                     ---------------- ------------------

Property operating income                             $       27,056     $      11,962
                                                     ================ ==================

         The impact of ceasing to depreciate properties held for disposition would have increased depreciation and amortization in the statement of operations for the year ended December 31, 2001 by $7,349 (year ended December 31, 2000 - nil; 1999 - nil).

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

3.       REAL ESTATE (CONT'D)

c.       Cost to complete

         Expenditures required to complete properties under development are estimated at $53,244 at December 31, 2001 (December 31, 2000 - $352,281), for which construction financing facilities have been arranged.

d.       Ground Lease Obligations

         Properties carried at a net book value of approximately $841,679 at December 31, 2001 (December 31, 2000 - $630,683) are situated on land subject to lease agreements expiring in the years 2017 to 2086. Minimum land rental payments for each of the next five years and beyond are as follows:

         Years ending December 31,      2002                    $      1,720
                                        2003                           1,752
                                        2004                           1,787
                                        2005                           1,787
                                        2006                           1,789
                                  Thereafter                         259,406
                                                             -----------------

                                                                $    268,241
                                                             =================

         Additional rent is payable under certain land lease agreements based on rental revenue or net cash flow from properties. Included in operating expenses for the year ended December 31, 2001 is $5,120 of ground lease payments (December 31, 2000 - $3,646; 1999 - $3,326).

e.       Future Minimum Rents

         Future minimum rentals to be received under non-cancellable tenant leases in effect at December 31, 2001, excluding operating expense recoveries, are as follows:

          Years ending December 31,      2002                   $       670,814
                                         2003                           608,017
                                         2004                           544,162
                                         2005                           481,424
                                         2006                           415,107
                                    Thereafter                        1,437,260
                                                            --------------------

                                                                $     4,156,784
                                                            ====================

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

3.       REAL ESTATE (CONT'D)

f.       Acquisitions

         During the years presented, the Corporation acquired the following properties:

(i)      Acquisitions during the year ended December 31, 2001

                                                                                                           Total
  Date Acquired                                                                           Rentable       Acquisition
                                     Property                          Location            Sq.ft.           Cost
-------------------  ------------------------------------------  ---------------------  -------------- ----------------
                                                                                         (unaudited)
May 11               Two Balston Plaza                           Arlington, VA             222,000        $    44,530
May 15               550 West Washington                         Chicago, IL               372,000             77,335
May 24               1225 Connecticut, N.W.                      Washington, DC            224,000             59,875
November 10          10 and 120 Riverside - acquisition of
                        ground lease and other obligations       Chicago, IL                  -                21,000
                                                                                                       ----------------
                                                                                                          $   202,740
                                                                                                       ================

(ii)     Acquisitions during the year ended December 31, 2000

                                                                                           Total
                                                                                        Acquisition
   Date Acquired              Development Sites                  Location                   Cost
---------------------  ---------------------------------  ---------------------        ---------------
September 29           Valley Industrial Park             Seattle, WA                     $   46,791
October 15             150 and 200 Inner Belt Road        Boston, MA                          27,589
October 16             Clybourn Center                    Chicago, IL                         11,967
                                                                                       ---------------

                                                                                          $   86,347
                                                                                       ===============

(iii)    Acquisitions during the year ended December 31, 1999

                                                                                                          Total
                                                                                        Rentable       Acquisition
   Date Acquired                   Property                       Location               Sq.ft.            Cost
---------------------  ---------------------------------  --------------------------  --------------  ---------------
                                                                                       (unaudited)
January 11             1250 Connecticut                   Washington, DC                    171,000      $    43,884
January 15             Galleria Towers I, II and III      Dallas, TX                      1,408,000          218,163
April 30               One New York Plaza                 New York, NY                    2,447,000          398,783
                                                                                                      ---------------

                                                                                                         $   660,830
                                                                                                      ===============

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

3.       REAL ESTATE (CONT'D)

g.       Dispositions

         During the years presented, the Corporation disposed of the following properties and recorded the following gain (loss) on sale of real estate and allowance for loss on properties held for disposition:

         (i)  Dispositions during the year ended December 31, 2001

                                                                                                        Gain/
    Date                                                              Rentable          Sales          (Loss)
    Sold                    Property                  Location         Sq.ft.           Price          On Sale
--------------  ---------------------------------  ---------------  --------------  --------------  --------------
                                                                      (unaudited)
January 16      Camp Creek Business Center         Atlanta, GA            258,000   $     16,860    $        497
January 19      First Stamford Place               Stamford, CT           774,000         59,587             984
February 9      Fisher/Albert Kahn                 Detroit, MI            905,000         28,677          (5,116)
June 30         Park Central Land                  Dallas, TX                   -          2,092           1,179
-               Residual lands                     Various                      -          7,337             403
                                                                                    --------------  --------------
                                                                                    $    114,553          (2,053)
                                                                                    --------------
                Allowance for loss on properties held for disposition                                   (304,991)
                                                                                                    --------------
                                                                                                    $   (307,044)
                                                                                                    ==============

         Office properties

         The Corporation acquired three technology center development properties in Seattle, Boston and Chicago, in late 2000. During the current year, the Corporation explored alternatives other than developing these properties as technology centers. After considering these alternatives, the Corporation decided to dispose of these properties in the near term in an orderly manner. As a result, the Corporation recorded an allowance for loss of $62,933 for the year ended December 31, 2001. In addition, an allowance for loss of $2,614 was recorded related to the planned sale of two non-core U.S. office assets. The five properties have been reclassified to properties held for disposition.

         U.S. retail/entertainment properties

         By December 31, 2001, the Corporation had opened all of its retail/entertainment projects. The retail/entertainment component of Hollywood & Highland in Los Angeles, California opened on November 8, 2001, while the hotel component opened on December 26, 2001. Paseo Colorado in Pasadena, California opened on September 28, 2001. Desert Passage in Las Vegas, Nevada had opened in August 2000. Consistent with the previously announced strategy to focus on the U.S. office business, the Corporation intends to pursue an orderly disposition of these properties. At the end of 2000, these assets were classified as held for disposition, and are carried at the lower of cost and estimated fair value less cost to sell.

         Hollywood & Highland and Desert Passage depend on tourism for a significant portion of their visitors. The events of September 11, 2001 have significantly impacted the levels of tourism, and furthermore have created significant general economic uncertainty. In addition, the Aladdin Hotel and Casino, which adjoins Desert Passage, filed for Chapter 11 reorganization on September 28, 2001. During the fourth quarter, the Corporation commissioned third party appraisals of its retail/entertainment properties. These appraisals indicated a decline in the fair value of these assets and accordingly, the Corporation recorded an allowance for loss of $239,444 to reduce the carrying value of these assets. Of this amount, $217,039 relates to the Hollywood & Highland complex and $22,405 relates to Desert Passage and certain remnant retail assets.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

3.       REAL ESTATE (CONT'D)

g.       Dispositions (cont'd)

         (ii) Dispositions during the year ended December 31, 2000

                                                                                                                   Gain/
       Date                                                                          Rentable        Sales        (Loss)
       Sold                        Property                        Location           Sq.ft.         Price        On Sale
-------------------  --------------------------------------  --------------------- -------------  ------------  ------------
                                                                                    (unaudited)
June 15              The Interchange                         Atlanta, GA                118,000   $   16,012    $    1,533
August 7             Encino Gateway                          Los Angeles, CA            338,000       51,572          (361)
August 7             The Pinkerton Building                  Los Angeles, CA            200,000       32,462         6,360
September 1          Newmarket Business Park (Land)          Atlanta, GA                      -        1,909           329
September 6          Fashion Outlet of Las Vegas             Primm, NV                  363,000       41,592           756
September 12         One Concord Center                      Concord, CA                346,000       53,579        14,957
September 28         Highlands Overlook                      Atlanta, GA                246,000       10,835        (2,437)
October 20           Courthouse Square                       Alexandria, VA             114,000       16,143         1,993
November 3           6006 Executive Blvd.                    Rockville, MD               42,000        7,504          (815)
November 3           Twinbrook Metro Park                    Rockville, MD              554,000       78,672       (10,031)
November 20          Two Pershing Square                     Kansas City, MO            511,000       70,693         8,092
December 15          Twinbrook Office Center                 Rockville, MD              163,000       26,897           (13)
December 21          Spring Park/Sugarland West              Herndon, VA                426,000       66,495        16,499
                                                                                                  ------------  ------------
                                                                                                  $  474,365        36,862
                                                                                                  ============
                    Allowance for loss on properties held for disposition                                           (3,677)
                                                                                                                ------------
                                                                                                                $   33,185
                                                                                                                ============

         In conjunction with the sales in 2000, the Corporation incurred prepayment premiums, wrote-off unamortized deferred financing costs and incurred other costs for the early retirement of debt totalling $2,319 ($1,491, net of tax). This has been recorded as an extraordinary item in the statement of operations.

         (iii)    Dispositions during the year ended December 31, 1999

         In the fourth quarter of 1999, the Corporation sold certain non-core retail development sites and recorded an allowance for loss on the planned sale of the remaining retail properties. The Corporation recorded an aggregate estimated loss of $41,373.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

4.       UNCONSOLIDATED REAL ESTATE JOINT VENTURES

         The Corporation participates in incorporated and unincorporated joint ventures and partnerships with other venturers in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.

         a. The following is a summary of the Corporation's ownership in unconsolidated real estate joint ventures:


                                                                                       Corporation's Economic Interest(1)
                                                                                                           December 31
                                                                                         ------------------------------
                Entity                               Property and Location                        2001            2000
---------------------------------------------------------------------------------------- --------------  --------------
Marina Airport Building, Ltd.           Marina Towers North and South, Los Angeles, CA           50%             50%
WHTCP Realty L.L.C.                     Ernst & Young Tower, Los Angeles, CA                     25%             25%
Dresser Cullen Venture                  M.W. Kellog Tower, Houston, TX                           50%             50%
Main Street Partners, LP                Bank One Center, Dallas, TX                              50%             50%
Trizec New Center Development
  Associates (A Partnership)            New Center One, Detroit, MI                              67%             67%
1114 TrizecHahn-Swig, L.L.C.            The Grace Building, New York, NY                         50%             50%
1141 TrizecHahn-Swig, L.L.C.            World Apparel Center, New York, NY                       50%             50%
1460 Leasehold TrizecHahn Swig L.L.C./
  1460 Fee TrizecHahn Swig L.L.C.       1460 Broadway, New York, NY                              50%             50%
TrizecHahn Waterview LP                 Waterview Development, Arlington, VA                     80%             80%
TrizecHahn Hollywood Hotel L.L.C.(3)(4) Hollywood & Highland Hotel, Los Angeles, CA            84.5%           84.5%
Aladdin Bazaar L.L.C. (2)(3)(4)         Desert Passage, Las Vegas, NV                           100%             65%

         (1) The amounts shown above approximate the Corporation's economic ownership interest for the periods presented. Cash flow from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation's share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions. The Corporation's legal ownership may differ.

         (2) On March 30, 2001, Aladdin Bazaar's L.L.C. agreement was amended. The amendment, among other provisions, gave the Corporation sole authority to market and sell the shopping center and terminated the other partner's right to participate in the management or control of the shopping center. As of April 1, 2001 the Corporation accounts for the property and its operations under the consolidation method of accounting.

         (3) The interest in Hollywood & Highland Hotel and Desert Passage have been designated as held for disposition.

         (4) As described in Note 3, the Corporation, in 2001, recorded allowances for loss on sale in respect of these properties.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

4.       UNCONSOLIDATED REAL ESTATE JOINT VENTURES (CONT'D)

b.       Unconsolidated Real Estate Joint Venture Financial Information

         The following represents combined summarized financial information of the unconsolidated real estate joint ventures.

                                                    December 31
                                           ------------------------------
Balance Sheets                                      2001            2000
                                           --------------  --------------

Assets
Real estate, net                             $ 1,206,887     $ 1,403,853
Other assets                                     157,973         183,672
                                           --------------  --------------

Total Assets                                 $ 1,364,860     $ 1,587,525
                                           ==============  ==============

Liabilities
Mortgage debt                                $   687,305     $   834,140
Other liabilities                                 73,636          84,306
Partners' equity                                 603,919         669,079
                                           --------------  --------------

Total Liabilities and Equity                 $ 1,364,860     $ 1,587,525
                                           ==============  ==============

Corporation's Share of Equity                $   289,242     $   384,038
                                           ==============  ==============

Corporation's Share of Mortgage Debt         $   351,063     $   432,445
                                           ==============  ==============



                                                 For the years ended December 31
                                             -----------------------------------------
Statements of Operations                            2001           2000          1999
                                             -----------------------------------------
Total Revenues                               $   206,218    $   215,847    $  202,323
                                             -------------  ------------  ------------

Expenses
  Operating and other                             94,577         94,182        89,671
  Interest                                        45,381         53,905        39,406
  Depreciation and amortization                   37,314         28,710        29,341
                                             -------------  ------------  ------------

Total Expenses                                   177,272        176,797       158,418
                                             -------------  ------------  ------------

Net Income                                   $    28,946    $    39,050    $   43,905
                                             =============  ============  ============

Corporation's Share of Net Income            $    12,952    $    19,417    $   16,207
                                             =============  ============  ============


c.       Liability for Obligations of Partners

         The Corporation is contingently liable for certain obligations of its partners in such ventures. In each case, all of the assets of the venture are available for the purpose of satisfying such obligations. The Corporation had guaranteed or was otherwise contingently liable for approximately $12,968 as of December 31, 2001 (December 31, 2000 - $68,335) of its partners' share of recourse property debt.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

5.       INVESTMENT IN SEARS TOWER

         Mortgage Receivable

         On December 3, 1997, the Corporation purchased a subordinated mortgage and an option to purchase the Sears Tower in Chicago (the "Investment in Sears Tower"), for $70 million and became the residual beneficiary of the trust that owns the Sears Tower. In addition, the Corporation assumed responsibility for property management and leasing services. The Corporation's mortgage is subordinate to an existing non-recourse participating first mortgage which is serviced only to the extent of available cash flow. Beginning in 2002, certain minimum interest payments are required under the participating first mortgage. The minimum interest payment for 2002 is $37,500, increasing to $51,900 for each of 2003 and 2004. The maturity date for this mortgage is July 2005. In order to retire all amounts collateralized by the first mortgage, including the lender's participating interest in cash flow, the lender must receive an amount sufficient to provide it with an internal rate of return of 8.6858%. Excluding the lender's participating interest in cash flow, the balance of the first mortgage, including accrued interest is $778,903 at December 31, 2001 (December 31, 2000 - $776,733).

         The subordinated mortgage held by the Corporation, which matures in July 2010, has a balance, including accrued interest, of $363,065 at December 31, 2001, (December 31, 2000 - $345,694) and has certain participation rights to the extent of available cash flow. As excess cash flow is not currently available to service the subordinated mortgage, no interest income has been recognized for the year ended December 31, 2001, 2000 and 1999. The fair value of the Investment in Sears Tower is estimated by management to be approximately $70 million.

         The Sears Tower is currently owned by a trust established for the benefit of an affiliate of Sears, Roebuck and Co. ("Sears"). The trust has a scheduled termination date of January 1, 2003. At any time prior to January 1, 2003, Sears has the right to acquire title to the building from the trust in exchange for readily marketable securities having a value equal to the amount, if any, by which the appraised value of the building exceeds the amount of all indebtedness collateralized by the building.

         If Sears acquires the building pursuant to its right of substitution, the trust will immediately terminate and any marketable securities transferred by Sears to the trust would be distributed to the Corporation as residual beneficiary of the trust. Sears would hold title to the building subject to all indebtedness, including the Corporation's subordinated mortgage, subject to the Corporation's rights under the option. The Corporation's option to purchase the building is exercisable between January 2003 and July 2005 at a price of approximately $950 million plus 40% of the amount by which the appraised value of the building exceeds $1,063 million. If the building is purchased under the option, it would be acquired subject to all outstanding indebtedness collateralized by the building, and the amount of such indebtedness would be credited against the purchase price.

         If Sears does not exercise its right of substitution, the assets of the trust, subject to the participating first mortgage, would be distributed on the scheduled termination date to the Corporation as the residual beneficiary.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

6.       DEFERRED CHARGES

         Deferred charges consist of the following:

                                                      December 31
                                           -----------------------------------
                                                      2001             2000
                                           ---------------- ------------------

Leasing costs                                    $ 147,570         $ 99,144
Financing costs                                     39,156           34,835
                                           ---------------- ------------------
                                                   186,726          133,979
Less: Accumulated amortization                     (48,672)         (36,357)
                                           ---------------- ------------------

                                                 $ 138,054         $ 97,622
                                           ================ ==================

         Interest expense for the year ended December 31, 2001 includes $9,586 of amortized deferred financing costs (year ended December 31, 2000 - $16,102; 1999 - $13,098).

7.       MORTGAGE DEBT AND OTHER LOANS

                        Properties Held for     Properties Held for
                           the Long Term            Disposition                           Total Debt
                       ----------------------  -----------------------  -----------------------------------------------
                        Weighted                 Weighted                Weighted                 Weighted
                         average                  average                 average                  average
                        interest                 interest                interest                 interest
                        rates at                 rates at                rates at                 rates at
                        Dec. 31,    Dec. 31,     Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,     Dec. 31,    Dec. 31,
                            2001        2001         2001        2001        2001        2001         2000        2000
                       ------------------------------------------------------------------------------------------------
Collateralized
property loans:
   At fixed rates          6.89% $ 2,106,664        -     $        -        6.89% $ 2,106,664       7.17%  $ 1,566,018
   At variable rates       2.58%     526,771        3.61%    359,337        3.00%     886,108       7.98%      712,390

Other loans                0.33%       8,360       12.00%     16,666        8.10%      25,026       5.89%       48,499
                       ----------------------  -----------------------  ----------------------- -----------------------

                           6.01% $ 2,641,795        3.98% $  376,003        5.76% $ 3,017,798       7.39%  $ 2,326,907
                       ======================  =======================  ======================= =======================

         In the table above, mortgage debt and other loans have been presented on a basis consistent with the classification of the underlying collateralized properties, by properties held for the long term or held for disposition.

a.       Collateralized Property Loans

         Property loans are collateralized by deeds of trust or mortgages on properties, and mature at various dates between February 1, 2002 and May 15, 2011. The carrying value, net of accumulated depreciation, of encumbered properties at December 31, 2001 was approximately $4,280 million (December 31, 2000 - $3,845 million).

         As at December 31, 2001, the Corporation has fixed the interest rates on $150 million (as at December 31, 2000 - nil) of the debt classified as fixed, in the above table, by way of interest rate swap contracts with a weighted average interest rate of 6.01% and maturing on March 15, 2008. The cost to unwind these interest swap contracts is approximately $3.6 million as at December 31, 2001 (year ended December 31, 2000 - $nil).

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

7.       MORTGAGE DEBT AND OTHER LOANS (CONT'D)

b.       Other Loans

         The other loan in the amount of $16,666 matures on November 19, 2069.

c.       Principal Repayments

         Principal repayments of debt outstanding at December 31, 2001 are due as follows:

                                                       Properties Held    Properties Held
                                                      for the Long Term   for Disposition          Total
                                                      ------------------  -----------------  ------------------
              Years ending December 31, 2002             $      90,871       $     106,791      $     197,662
                                        2003                   160,714             252,546            413,260
                                        2004                   362,783                   -            362,783
                                        2005                    93,581                   -             93,581
                                        2006                   731,721                   -            731,721
                          Subsequent to 2006                 1,202,125              16,666          1,218,791
                                                      ------------------  -----------------  ------------------
                                                         $   2,641,795       $     376,003      $   3,017,798
                                                      ==================  =================  ==================

         The estimated fair value of the Corporation's long-term debt approximates its carrying value at December 31, 2001 and 2000.

d.       Refinancing and loss on early retirement of debt

         On May 17, 2001, the Corporation retired early $1.2 billion of existing long-term debt, which was funded through the issuance of $1.4 billion of commercial mortgage-backed securities. As a consequence of these early retirements, the Corporation recorded an extraordinary charge of $17,967, consisting of contractual redemption premiums of $13,755, and the write-off of unamortized deferred financing costs of $4,211.

e.       Line of Credit

         The Corporation has negotiated a three-year, $350 million unsecured revolving credit facility with a group of banks. In December 2001, $200 million of the facility was committed and closed with a group of four banks. The remaining $150 million of the facility has been syndicated to a group of seven banks and closed in early January 2002.

         The amount of the credit facility available to be borrowed at any time, is determined by the unencumbered properties that the Corporation owns and that satisfy certain conditions of eligible properties. The amount currently eligible to be borrowed is $314 million. At December 31, 2001, no amounts were outstanding under this facility

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

7.       MORTGAGE DEBT AND OTHER LOANS (CONT'D)

f.       Limitations on Indebtedness

         The Corporation conducts its operations through various subsidiaries which are party to loan agreements containing provisions that require the maintenance of financial ratios and impose limitation on additional indebtedness and possible distribution in respect of capital stock.

g.       Guarantees of Indebtedness

         As at December 31, 2001, $241,616 (December 31, 2000 - $310,850) of
         mortgage debt and other loans, including the Corporation's pro rata share of certain unconsolidated joint venture mortgage debt, is guaranteed by THOPL and/or THHL, both related parties.

8.       REORGANIZATION COSTS

         Based on the strategic plan adopted at the end 2000, the Corporation has targeted general and administrative expense savings from the benefits to be derived from both functional and office location consolidations. As a result of a comprehensive review of its operations during 2001 for this purpose, the Corporation initiated a reorganization plan to simplify its management structure and centralize accounting, payroll and information services functions in Chicago. The reorganization plan will ultimately result in the separation of approximately 150 employees, exclusive of any new hires, by the end of 2002.

         During the year ended December 31, 2001, the Corporation recorded as reorganization costs, a pre-tax charge of $15,922 to provide for employee severance, benefits and other costs associated with implementing the reorganization plan. Included in this charge are $4,201 of non-cash costs which represent the accelerated recognition of a portion of the entitlements pursuant to the escrowed share grant arrangement for certain employees ($1,196), the donation of 40,000 shares of Common Stock ($2,000) and the write-off of furniture, fixtures and leasehold costs at redundant locations ($1,005). As at December 31, 2001, $6,718 of anticipated cash costs had been paid, with $5,003 included in accounts payable and accrued liabilities.

         In addition to the reorganization costs associated with executing the plan, the Corporation anticipates incurring ongoing incremental transition costs including relocation, hiring and consulting costs. These costs are expensed as incurred. During the year ended December 31, 2001, the Corporation incurred $1,953 in such costs which are included in general and administrative expense.

         In the current year, for REIT qualification purposes, Trizec Properties issued and donated 400 shares of its common stock, par value $0.01, to each of 100 charitable organizations. The aggregate 40,000 shares of Common Stock have, been estimated by management to have a fair value of approximately $2,000, and such amount has been recorded as a donation expense and included in reorganization costs.

         During 2000, the Corporation recorded $4,200 for employee severance and benefits associated with the planned wind-down of the retail/entertainment business. In addition, the Corporation incurred $2,480 (year ended December 31, 1999 - $4,950) of incremental professional advisory fees in order to explore certain strategic transactions and costs incurred to qualify as a REIT. At December 31, 2001, an amount of $13,342 (December 31, 2000 - $13,818) was included in accrued severance liabilities relating to remaining liabilities with respect to the retail/entertainment business.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

9.       LOSS FROM SECURITIES INVESTMENTS

         During the year ended December 31, 2001, the Corporation fully provided for the cost of securities investments in certain building telecommunication and service providers, recording a $15,371 charge, which was net of the recognition of $3,542 of deferred license revenue on licenses that were terminated, as events and circumstances confirmed that the decline in value of these assets was considered to be other than temporary. This provision included the Corporation's investment in Allied Riser Communications Corporation, Broadband Office Inc., Cypress Communications Inc. and OnSite Access Inc., which were originally received at no cash cost in exchange for providing licenses for building access rights.

         In addition, included in the loss from securities investment is the investment in Captivate Network Inc., a privately held company, which was the Corporation's only other investment in a building service provider. This investment consisted of common stock and warrants convertible into common stock. In November 2001, the Corporation's subordinate ownership equity interest was significantly diluted as a result of preferential funding by other investors.

10.      INCOME AND OTHER CORPORATE TAXES

a.       Trizec Properties REIT Election

         In December 2000, Trizec Properties determined that it would elect to be taxed as a REIT pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The election will be effective as of January 1, 2001. In general, a corporation that distributes at least 90% of its REIT taxable income to its shareholders in any taxable year, and complies with certain other requirements (relating primarily to its organization, the nature of its assets and the sources of its revenues) is not subject to United States federal income taxation to the extent of the income which it distributes. Trizec Properties believes that it substantially met the qualifications for REIT status as of December 31, 2001 and December 31, 2000 and intends to satisfy all such qualifications in the future. Accordingly no provision has been made in the combined financial statements for federal income taxes in 2001 in respect of Trizec Properties.

         TrizecProperties's conversion to REIT status had the following impact on taxes for the year ended December 31, 2000:

For the year ended December 31                                                                         2000
------------------------------------------------------------------------------------------------------------
Benefit (provision)
i.       Elimination of Trizec Properties's  net deferred tax liability at December 31, 2000    $  364,950
ii.      Current taxes payable arising from REIT election                                          (53,294)
                                                                                                -----------

Net tax benefit                                                                                 $  311,656
                                                                                                ===========

         i. Trizec Properties believes that it will not be liable for income taxes at the federal level in the United States, or in most of the states in which it operates, in future years. Accordingly, the Corporation eliminated all of Trizec Properties's existing deferred tax assets and liabilities relating to future years by crediting the income statement with an amount totalling $364,950 at December 31, 2000.

         ii. The election of REIT status will result in the deemed liquidation of all subsidiaries owned by Trizec Properties. The gain arising from this deemed liquidation will result in net taxes payable of $53,294.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

10.      INCOME AND OTHER CORPORATE TAXES (CONT'D)

a.       Trizec Properties REIT Election (cont'd)

         iii. In connection with its election to be taxed as a REIT, Trizec Properties will also elect to be subject to the "built-in gain" rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on Trizec Properties's assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. Such net unrealized gains are estimated to be approximately $2 billion. Management currently believes that Trizec Properties will not incur such taxes on built-in gains during the ten-year period as substantially all of its assets are not held for disposition and due to the potential for Trizec Properties to make non-taxable asset dispositions, such as like-kind exchanges. At December 31, 2000, Trizec Properties has disposed of certain assets and has identified assets for future disposition but no material future tax liability is anticipated.

b.       Deferred tax liability

         The net deferred tax liability at December 31, 2001 of $60,000 (2000 - $50,767) relates to differences in depreciation and amortization, the tax basis of acquired assets and treatment of interest and certain other costs.

c.       Provision for income and other corporate taxes

         The information which follows presents Trizec Properties on a pre and post REIT qualification basis. The Corporation does not expect to provide for deferred income taxes relating to Trizec Properties in subsequent periods. The provision for income and other corporate taxes is as follows:

                                                                       For the year ended December 31
                                                                  -----------------------------------------
                                                                        2001           2000          1999
                                                                  -------------  ------------  ------------
Benefit from (Provision for)
   Income taxes
     Current
       - REIT election                                            $        -     $  (53,294)   $        -

     Deferred
       - operations                                                   (7,277)       (49,410)      (21,627)
       - REIT election                                                     -        364,950             -
       - contribution of retail/entertainment assets to REIT          (1,649)             -             -

   Franchise, capital and alternative minimum tax                     (4,869)        (9,406)       (1,188)
                                                                  -------------  ------------  ------------

                                                                  $  (13,795)    $  252,840     $ (22,815)
                                                                  =============  ============  ============

         TrizecProperties is part of a consolidated group for Federal and State income tax filing purposes. For Trizec Properties, prior to electing to be taxed as a REIT, and for other companies outside the Trizec Properties group and included in the combined financial statements, deferred income taxes are provided for the year ended December 31, 2001 at a rate of 35% (year ended December 31, 2000 - 39.45%; 1999 - 39.45%)
         of income which reflected a Federal rate of 34% and a weighted average State rate of 1% (December 31, 2000 - 4.45%; 1999 - 4.45%). Deferred
         income taxes resulted primarily from temporary differences and the timing of recognition of net operating loss carry-forwards and asset cost bases, as well as differences in asset useful lives and depreciation methods, for financial and tax reporting purposes.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

10.      INCOME AND OTHER CORPORATE TAXES (CONT'D)

c.       Provision for income and other corporate taxes (cont'd)


         Due to the planned contribution of THDI including its retail/entertainment assets to Trizec Properties and the fact that Trizec Properties is a REIT, all of THDI's remaining deferred tax assets at December 31, 2001 of $1,649 relating to future years was eliminated and charged to income tax expense in the current year.

d. The provision for taxes on income differs from the provision computed at statutory rates as follows:

                                                                       For the year ended December 31
                                                                 -------------------------------------------
                                                                       2001           2000           1999
                                                                 ------------  -------------  --------------
 Income tax recovery (expense) computed at combined federal
  and state statutory rates                                      $        -     $  (51,706)     $ (23,549)
 Franchise, capital and alternative minimum tax                      (4,869)        (9,406)        (1,188)
 THDI income tax recovery computed at combined federal and
  state statutory rates                                              73,768              -              -
 THDI allowance for loss  not tax effected                          (82,734)             -              -
 Contribution of THDI to REIT                                        (1,649)             -              -
 Impact of REIT election on Trizec Properties                             -        311,656              -
 Other                                                                1,689          2,296          1,922
                                                                 ------------  -------------  --------------
 Total tax recovery (expense)                                    $  (13,795)    $  252,840      $ (22,815)
                                                                 ============  =============  ==============

Trizec Properties has elected to be taxed as a REIT effective January 1, 2001.

11.      RELATED PARTY INFORMATION

a.       Transactions During 2001

         i. On September 17, 2001, $34,000 in cash dividends were paid on Trizec Properties Common Stock.

         ii. Pursuant to the Reorganization the Corporation completed the following transactions during 2001.

              o The Corporation declared and paid a cash dividend of $465,000 to all common stockholders, representing pre-REIT earnings and profits and estimated 2001 taxable income.

              o On December 3, 2001 Trizec Properties Series A Convertible Preferred Stock were converted into 357.6 shares of Trizec Properties Common Stock, par value $0.01 per share.

              o On December 3, 2001 Trizec Properties entered into a recapitalization agreement with its sole shareholder pursuant to which all issued and outstanding shares of Trizec Properties Common Stock were exchanged for:

                   o 38,000,000 shares of Trizec Properties Common Stock, par value $0.01 per share; o Trizec Properties issued 100 shares of Trizec Properties Special Voting Stock, par value $0.01 per share; and, o Trizec Properties issued 100,000 shares of Trizec Properties Class F Convertible Stock, par value $0.01 per share.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

11.      RELATED PARTY INFORMATION (CONT'D)

a.       Transactions During 2001 (cont'd)

         o On December 11, 2001 certain U.S. technology center assets that were included in these combined consolidated financial statements but held directly by TrizecHahn were transferred to the Corporation. Pursuant to the Reorganization, these assets, net of related debt and other liabilities, which were held by a separate subsidiary of TrizecHahn ("823 Inc."), were contributed to the Corporation in consideration for issuing to TrizecHahn 180,000 Trizec Properties Common Stock, par value $0.01 per share. As a result of this transaction, Trizec Properties Common Stock and Additional paid-in capital was increased by $2 and $16,548 respectively, with a corresponding decrease to Advances to parent and affiliated companies. As a consequence 823 Inc. became a wholly-owned subsidiary of Trizec Properties.

         o On December 28, 2001 the Corporation filed an amended and restated Certificate of Incorporation authorizing 750,000 shares of Class C Convertible Preferred Stock, par value $1.00 per share. Pursuant to a private placement offering of Class C Convertible Preferred Stock to its common stockholders, and subscription thereof, Class C Convertible Preferred Stock was subscribed for in the amount of $414,154. The price per share was $1,100.

b.       Transactions During 2000

         On December 18, 2000, the Corporation issued 750,000 shares of Series B Preferred Stock to THOPL. The consideration for the preferred shares was a reduction, pursuant to the trust indenture, in the amount of $750,000, of the principal amount of the 12% Senior Notes due to THOPL by the Corporation.

         On December 19, 2000, THOPL contributed the 750,000 shares of Series B Preferred Stock to Trizec Properties's direct parent company.

c.       Transactions During 1999

         i. On September 20, 1999, the Corporation completed an intercompany debt reorganization by entering into a trust indenture relating to the issue by the Corporation of up to $1,100,000 principal amount of Senior Notes at a rate of 12% per annum due September 30, 2009 (the "Indenture") pursuant to which:

              o Trizec Properties repaid $70,000 of intercompany debt owing to its indirect parent company, using funds drawn under an existing credit facility;

              o Trizec Properties repaid $55,000 of outstanding loans, using funds borrowed from its indirect parent company in consideration for the issuance of $55,000 of 12% Senior Notes pursuant to the Indenture;

              o Trizec Properties amended the terms of the remaining intercompany debt owing to its indirect parent company and issued $319,500 of 12% Senior Notes in connection therewith; and

                   o Trizec Properties issued $725,500 of 12% Senior Notes to its immediate parent company as a dividend-in-kind.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

11.      RELATED PARTY INFORMATION (CONT'D)

c.       Transactions During 1999 (cont'd)

         ii. On September 30, 1999, Trizec Properties declared and paid a dividend-in-kind consisting of all of the outstanding shares of common stock of THDI which, up until that time was a wholly-owned subsidiary of Trizec Properties. The increase in combined additional paid-in capital of the Corporation in the amount of $175,834 reflects the contribution to additional paid-in capital, upon THDI's formation. The net asset book values used in recording the dividend amount were as follows:

Real estate                                                    $    83,771
Cash and short-term investments                                      3,882
Investment in unconsolidated real estate ventures                   90,624
Other assets                                                        39,490
                                                               -------------

                                                                   217,767

Long-term debt                                                      24,663
Other liabilities                                                   17,270
                                                               -------------

Net assets                                                     $   175,834
                                                               =============

         iii. On December 21, 1999, the $725,500 of 12% Senior Notes were transferred by the direct Parent company to THOPL. In addition, Trizec Properties issued 350,000 shares of Series B Preferred Stock to THOPL. The consideration for the preferred shares was a reduction, in the amount of $350,000, of the principal amount of the 12% Senior Notes due to THOPL by the Corporation.

d.       Other Related Party Information

                                                                                      December 31
                                                                             ------------------------------
                                                                                       2001            2000
                                                                             --------------  --------------
Non-interest bearing advances from Trizec Properties to the parent and
  affiliated companies                                                       $       90,633  $            -
                                                                             ==============  ==============
Advances from the parent and affiliated companies:
  Non-interest bearing advances to Trizec Properties                         $           -   $       13,187
  Non-interest bearing advances to THDI                                             236,619         179,453
                                                                             --------------  --------------
                                                                             $      236,619  $      192,640
                                                                             ==============  ==============

         The non-interest bearing advances from and to the parent and affiliated companies are unsecured and due on demand.

         Included in interest expense for the year ended December 31, 2001 is $ nil (year ended December 31, 2000 - $86,200; 1999 - $61,600) of interest expense paid to the parent and affiliated companies. On December 18, 2000 the Corporation repaid $750,000 Senior Notes payable through the issuance of Series B Preferred Stock. These notes bore interest at 12%.

         For the periods presented, the Corporation, in the normal course of business, reimbursed its parent and/or affiliates for direct third party purchased services and a portion of salaries for certain employees for direct services rendered. A significant portion of the reimbursements were for allocated or direct insurance premiums which, for the year ended December 31, 2001, amounted to $7,102 (year ended December 31, 2000 - $7,428; 1999 - $8,350).

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

12.      REDEEMABLE STOCK

         The following classes of stock have been presented on the balance sheet outside of owner's equity as a result of the redemption features available to the holders of the stock.

         Trizec Properties

         i.   Class F Convertible Stock

         On December 3, 2001 the Corporation issued 100,000 shares (authorized 100,000 shares) of Class F Convertible Stock with a par value $0.01 of per share.

         The Class F Convertible Stock are non-voting, entitled to cumulative dividends at a fixed rate per annum of $0.05 per share, redeemable at the Corporation's option or the holder's option after the expiration of the conversion period for $1.00 per share plus unpaid declared dividends and convertible at the holder's option only upon the occurrence of certain defined events during a defined conversion period into a number of shares of Common Stock based on a defined formula.

         The stock is convertible into additional shares of the Corporation's Common Stock so that TrizecHahn and its subsidiaries will not bear a disproportionate burden if tax pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, is payable in connection with the corporate reorganization or other limited types of transactions or events.

         Cumulative undeclared dividends on the Class F Convertible Stock are nil (2000 - nil; 1999 - nil).

         The Corporation cannot declare or pay dividends on any of the other classes of stock (see Note 12) nor can the Corporation redeem or purchase for cancellation any of the other classes of stock unless all unpaid and undeclared cumulative dividends have been declared and paid.

         The Corporation has recorded the holder's redemption feature at $100 at December 31, 2001.

         ii.  Special Voting Stock

         On December 3, 2001, the Corporation issued 100 shares (authorized 100 shares) of Special Voting Stock with a par value $0.01 of per share.

         The Special Voting Stock have special voting rights that give the holder, together with the voting rights of the holder and affiliated companies pursuant to ownership of Common Stock, a majority of votes in elections of directors to the Board of Directors of the Corporation at any time prior to January 1, 2008. Thereafter, the Special Voting Stock are non-voting. In addition, for 66 months after the effective date of the corporate reorganization, this stock will entitle its holder to cash dividends that reflect non-Canadian taxes, principally cross-border withholding taxes, payable in respect of common stock dividends and special voting stock dividends paid to TrizecHahn or its subsidiaries. The Special Voting Stock is redeemable at the Corporation's or the holder's option after a defined date at $1,000 per share plus unpaid declared dividends.

         The Corporation has recorded the holder's redemption feature at $100 at December 31, 2001.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

13.      OWNERS' EQUITY

         Trizec Properties

         i.       Series A Convertible Preferred Stock

         The Series A Preferred Stock were non-voting, entitled to non-participating and non-cumulative dividends as may have been determined by the Board of Directors, redeemable at the Corporation's option at $1,000 per share, and convertible at the holder's option into a number of shares of Common Stock based on a defined formula. On December 3, 2001, all outstanding Series A Convertible Preferred Stock were cancelled and converted into 357.6 shares of Common Stock.

         ii.      Series B Convertible Preferred Stock

         The Series B Convertible Preferred Stock are non-voting, entitled to cumulative dividends at a fixed rate per annum of 7.5% of the redemption value, redeemable at the Corporation's option at $1,000 per share plus unpaid cumulative dividends and convertible at the holder's option into a number of Common Stock equal to $1,000 divided by the fair market value of one share of Common Stock at the time of conversion as determined by the Board of Directors.

         During 2000, 750,000 shares of Series B Preferred Stock with a par value of $1.00 were authorized and issued to the indirect parent company.

         During 1999, 350,000 shares of Series B Preferred Stock with a par value of $1.00 were authorized and issued to the indirect parent company.

         Cumulative undeclared dividends on the Series B Preferred Stock are $137,723 at December 31, 2001 (2000 - $55,223; 1999 - $26,969).

         iii.     Class C Convertible Preferred Stock

         The Class C Convertible Preferred Stock are non-voting, entitled to cumulative dividends at a fixed rate per annum of 7% of the redemption value, redeemable at the Corporation's option after December 28, 2006 at $1,100 per share plus unpaid cumulative dividends and convertible at the holder's option into a number of Common Stock equal to $1,100 divided by the fair market value of one share of Common Stock at the time of the conversion as determined by the Board of Directors.

         Cumulative undeclared dividends on the Class C Convertible Preferred Stock are $238 at December 31, 2001 (2000 - nil: 1999 - nil).

iv.      Common Stock Dividends

         On September 17, 2001, $34,000 in cash dividends were paid on Trizec Properties Common Stock. On December 17, 2001, $465,000 in cash dividends were paid on Trizec Properties Common Stock. These cash dividends have been reflected as a distribution of retained earnings of $213,657 and as a reduction of additional paid-in capital of $285,343 being the amount in excess of available Trizec Properties combined retained earnings at the time these dividends were declared. For federal income tax purposes, 98.3% of the dividends paid in 2001 represented ordinary income; 0.9% represented a return of capital; 0.4% represented capital gains at 20%; and, 0.4% represented capital gains at 25%.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------


13.      OWNERS' EQUITY (CONT'D)

         Trizec Properties

         iv.      Common Stock Dividends (cont'd)

         During 1999, Trizec Properties issued two dividends-in-kind in the amounts of $725,500 and $175,834 million. These dividends-in-kind have been reflected as a distribution of retained earnings of $459,629 and as a reduction of additional paid-in capital of $441,705 being, the amount in excess of available Trizec Properties retained earnings at the time these dividends were declared.

         v.       Priority

         The capital stock of the Corporation have the following ranking upon the voluntary or involuntary liquidation, dissolution or winding up of, or any distribution of the assets of the Corporation among its shareholders for the purpose of winding up its affairs (from most senior to the least): Class F Convertible Stock; Special Voting Stock; Class C Convertible Preferred Stock; Class B Convertible Preferred Stock; and Common Stock.

         vi.      Restrictions on Ownership

         Pursuant to the planned reorganization, ownership of the Corporation's capital stock by persons other than qualifying U.S. persons will be limited to 45% by value in the aggregate so that the Corporation will be in a position to attain "domestically-controlled REIT" status for U.S. federal income tax purposes within 63 months after the effective date of the corporate reorganization.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------


14.      SEGMENTED INFORMATION


         The Corporation is a fully integrated real estate operating and development company. Its activities include the acquisition, development and operation of office properties and retail/entertainment projects.

         The Corporation has determined that its reportable segments are those that are based on the Corporation's method of internal reporting, which classifies its core office operations by regional geographic area. This reflects a management structure with dedicated regional leasing, property management and development teams. The Corporation's reportable segments by geographic region for office operations in the United States are: Northeast, Mid-Atlantic, Southeast, Midwest, Southwest and West. A separate management group heads the retail/entertainment development segment. The Corporation primarily evaluates operating performance based on property operating income which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes. This excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 - Significant Accounting Policies, except that real estate operations conducted through joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level. Asset information by reportable segment is not reported since the Corporation does not use this measure to assess performance; therefore, the depreciation and amortization expenses are not allocated among segments.

         The following presents internal property net operating income by reportable segment for the years ended December 31, 2001, 2000 and 1999.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

14.      SEGMENTED INFORMATION (CONT'D)

         For the year ended December 31, 2001, 2000 and 1999

                                                                                               Office Properties
                                           --------------------------------------------------------------------------------------
                                                     Northeast                     Mid-Atlantic                     Southeast
                                                ------------------             -------------------             ------------------
                                              2001       2000       1999       2001       2000      1999       2001       2000
                                           ---------- ---------- ---------- ---------- ---------- --------  ---------- ----------
           Property operations
             Total property revenue        $ 194,962  $ 189,048  $ 156,445  $ 152,982  $ 148,641 $ 134,158  $ 140,003  $ 133,164
             Total property expense          (75,136)   (70,124)   (58,602)   (46,961)   (48,839)  (48,123)   (56,384)   (51,364)
                                           --------------------------------------------------------------------------------------

           Internal property operating
            income
                                           $ 119,826  $ 118,924  $  97,843  $ 106,021  $ 99,802  $  86,035  $  83,619  $  81,800
                                           ======================================================================================


                                           ----------------------------------------
                                                               Midwest
                                                         -------------------
                                             1999       2001       2000      1999
                                          ---------- ---------- --------- ----------
                                          $ 120,756  $ 171,870  $164,904  $ 149,891
                                            (49,523)   (90,890)  (89,957)   (83,910)
                                           -----------------------------------------



                                           $ 71,233  $  80,980  $ 74,947  $  65,981
                                           =========================================



                                                             Office Properties (cont'd)
--------------------------------------------------------------------------------------------------------------------------
                                     Southwest                           West                              Total
                               ----------------------           -----------------------           ----------------------
                             2001       2000       1999       2001       2000        1999       2001        2000      1999
                             ----       ----       ----       ----       ----        ----       ----        ----      ----
Property operations

  Total property revenue    $ 256,404  $ 246,714  $ 250,684  $  54,853  $  68,421  $  72,377  $ 971,074   $   950,892   $ 884,311
  Total property expense     (116,117)  (107,378)  (103,790)   (21,037)   (24,834)   (27,297)  (406,525)     (392,496)   (371,245)
                           -------------------------------------------------------------------------------------------------------

Internal property
 operating income
                            $ 140,287  $ 139,336  $ 146,894  $  33,816  $  43,587  $  45,080  $ 564,549   $   558,396   $ 513,066
                           =======================================================================================================

Total assets                                                                                  $ 5,433,533  $ 5,137,099
                                                                                              =========================


                            Retail/Entertainment

                                    Properties                         Total
                              ---------------------           -----------------------
                            2001       2000      1999       2001        2000       1999
                            ----       ----      ----       ----        ----       ----
                          $ 44,205   $ 22,966  $ 14,132  $ 1,015,279 $   973,858  $ 898,443
                           (19,215)    (9,699)   (6,985)    (425,740)   (402,195)  (378,230)
                          ------------------------------------------------------------------

                          $ 24,990   $ 13,267  $  7,147  $   589,539 $   571,663  $ 520,213
                          ==================================================================

                          $ 662,902  $426,897            $ 6,096,435 $ 5,563,996
                          =====================           =======================

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

14.      SEGMENTED INFORMATION (CONT'D)

         The following is a reconciliation of internal property net operating income to income before income taxes, extraordinary items and cumulative effect of a change in accounting principle.

                                                                                                                  ----------------
           (U.S. $ thousands)                                                                                             2001
           -----------------------------------------------------------------------------------------------------------------------


           Internal property revenue                                                                              $  1,015,279
           Less: real estate joint venture property revenue                                                           (103,005)
           Interest income                                                                                              15,677
                                                                                                                  --------------

           Total revenues                                                                                              927,951

                                                                                                                  --------------

           Internal property operating expenses                                                                       (425,740)
           Add: real estate joint venture operating expenses                                                            46,789
                                                                                                                  --------------


           Total operating expenses and property taxes                                                                (378,951)

                                                                                                                  --------------

           General and administrative expense                                                                          (25,854)
           Interest expense                                                                                           (152,759)
           Depreciation and amortization expense                                                                      (161,078)
           Reorganization costs                                                                                        (15,922)
           Loss from securities investments                                                                            (15,371)
           Derivative losses                                                                                              (456)
           Minority interest                                                                                               433
           Income from unconsolidated real estate joint ventures                                                        12,952
           Gain (loss) on sale of real estate and allowance for loss on properties held for disposition               (307,044)
                                                                                                                  --------------

           Income (Loss) before Income Taxes, Extraordinary Item and Cumulative Effect of Change in Accounting
              Principle                                                                                             $ (116,099)
                                                                                                                  ==============

                           For the years
                       ended December 31
           ------------------------------
                  2000            1999
           ------------------------------


           $   973,858     $   898,443
              (103,308)        (96,741)
                 8,480           7,118
           --------------  --------------

               879,030         808,820

           --------------  --------------

              (402,195)       (378,230)
                46,537          44,289
           --------------  --------------


              (355,658)       (333,941)

           --------------  --------------

               (18,429)        (16,725)
              (265,680)       (234,992)
              (154,118)       (133,352)
                (6,680)         (4,950)
                     -               -
                     -               -
                   580           1,459
                19,417          16,207
                33,185         (41,373)
           --------------  --------------


             $ 131,647        $ 61,153
           ==============  ==============

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

15.      EMPLOYEE BENEFIT PLANS

a.       401 (k) Plans

         The TrizecHahn USA Employee 401 (k) Plan and the TrizecHahn Developments Employee 401 (k) Plan (the "401 (k) Plans") were established to cover eligible employees of Trizec Properties and THDI and employees of any designated affiliates. The 401 (k) Plans permit eligible persons to defer up to 20% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401 (k) Plans. In 2001, Trizec Properties and THDI matched dollar for dollar employee contributions to the 401 (k) Plans up to 5% of the employee's annual compensation not to exceed $6.4. The Corporation incurred expense for the year ended December 31, 2001 of approximately $2,137 (year ended December 31, 2000 - $2,621; 1999 - $2,295), related to the 401 (k) Plans.

b.       Deferred Compensation Plan

         On February 1, 1998, the Corporation commenced a deferred compensation plan for a select group of management and highly compensated employees. Under the plan employees are permitted to defer up to 100% of their base salary and/or bonus on a pre-tax basis and to notionally invest the deferred amount in various investment options. Additionally, the Corporation may make discretionary contributions under the plan on behalf of participants. Upon completion of a minimum deferral period of four years, participants' may elect to release a portion of the deferred amount. In connection with the deferred compensation plan, a grantor trust has been established and contributions are made to the trust in amounts equal to participants' deferrals and any discretionary contributions. Amounts deferred, and discretionary contributions if any, are expensed as funded. The amount expensed for the period ended December 31, 2001 was $25 (December 31, 2000 - $28; 1999 - $20). As at
         December 31, 2001, the Corporation has assets, included in prepaid expenses and other assets, together with an equal amount in accounts payable of $2,770 (December 31, 2000 - $3,086) representing the contributions to the plan and obligations to the employees.

16.      ESCROWED SHARE GRANTS

         On November 9, 2000, the Corporation made grants of escrowed shares to certain U.S. employees under which an escrow agent purchased 904,350 of TrizecHahn's subordinate voting shares in the open market, and deposited them in escrowed accounts. The employee is entitled to the voting rights and dividends paid on the shares during the period. One-third of the share grants vest and are released to the employees on each of the anniversary dates of the grant over a three-year period. Under certain employment termination conditions, the employee's entitlement to the shares is forfeited and the shares are returned for cancellation, while fully accelerated vesting occurs if an employee is terminated without cause. The cost of acquiring the shares of $12,402 is being amortized to compensation expense, on a straight-line basis, over the vesting period. Amounts expensed recognized in respect of the escrowed share grants totaled $5,012 for the year ended December 31, 2001 and $689 for the year ended December 31, 2000.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

17.      CONTINGENCIES

a.       Litigation

         The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims that arise from time to time. While the final outcome with respect to claims and litigation pending at December 31, 2001, cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

b.       Concentration of Credit Risk

         The Corporation maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed Federal Deposit Insurance Corporation insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not significant.

         The Corporation performs ongoing credit evaluations of tenants and may require tenants to provide some form of credit support such as corporate guarantees and/or other financial guarantees. Although the Corporation's properties are geographically diverse and tenants operate in a variety of industries, to the extent the Corporation has a significant concentration of rental revenue from any single tenant, the inability of that tenant to make its lease payment could have an adverse effect on the company.

c.       Environmental

         The Corporation, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Corporation with existing laws has not had a material adverse effect on the Corporation's financial condition and results of operations, and management does not believe it will have such an impact in the future. However, the Corporation cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

d.       Insurance

         The Corporation carries with third party insurers, comprehensive general liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of risks (generally of a catastrophic nature such as from wars or environmental contamination) which are either uninsurable or not economically insurable.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

17.      CONTINGENCIES (CONT'D)

d.       Insurance (cont'd)

         The Corporation currently has insurance for earthquake risks, subject to certain policy limits and deductibles, and will continue to carry such insurance if it is economical to do so. There can be no assurance that earthquakes may not seriously damage the Corporation's properties (several of which are located in California, historically an earthquake-prone area) and that the recoverable amount of insurance proceeds will be sufficient to fully cover reconstruction costs and other losses suffered. The Corporation currently has insurance against acts of terrorism, subject to policy limits and deductibles, and subject to exemption for terrorist acts that constitute acts of war. There can be no assurance that insurance coverage for acts of terrorism will be available on commercially acceptable terms in the future. In addition, there can be no assurance that third party insurers will be able to maintain reinsurance sufficient to cover any losses that my be incurred as a result of terrorist acts. Should an uninsured or underinsured loss occur, the Corporation could lose its investment in, and anticipated income and cash flows from, one or more of its properties, but the Corporation would continue to be obligated to repay any recourse mortgage indebtedness on such properties.

         Additionally, although the Corporation generally obtains Owners' title insurance policies with respect to its properties, the amount of coverage under such policies may be less than the full value of such properties. If a loss occurs resulting from a title defect with respect to a property where there is no title insurance or the loss is in excess of insured limits, the Corporation could lose all or part of its investment in, and anticipated income and cash flows from, such property.

18.      PRO FORMA STATEMENTS OF OPERATIONS (UNAUDITED)

         The pro forma data presented below is included to illustrate the effect on the Corporation's operations as a result of the following transactions which occurred in 1999 and 2000 as if they occurred on January 1, 1999 and transactions which occurred in 2001 as if they occurred on January 1, 2000:
         o        The acquisition of properties (see note 3)
         o        The disposition of properties (see note 3)

         The accompanying unaudited pro forma condensed financial information has been prepared by management of the Corporation and do not purport to be indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future.

For the year ended December 31                       2001            2000            1999
---------------------------------------------------------------------------------------------

Total Revenues                                 $    928,849    $    813,774    $    751,295
                                               ==============  ==============  ==============

Operating and property tax expenses            $    377,355    $    333,988    $    318,393
                                               ==============  ==============  ==============

Net income (loss)                              $   (149,541)   $    353,732    $     23,516
                                               ==============  ==============  ==============

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

19.      SUBSEQUENT EVENTS (UNAUDITED)

         TrizecHahn is currently negotiating with Chelsfield plc to sell to Chelsfield plc all of TrizecHahn's interest in Global Switch S.a.r.l a joint venture, for which Chelsfield plc is one of the other joint venture partners. The sale of this interest is expected to be for ordinary shares of Chelsfield plc, a UK real estate company whose shares are listed on the London stock exchange or, at Chelsfield plc's option, for cash payable in 2003. In connection with the negotiation of the sale transaction, TrizecHahn subsequent to December 31, 2001 agreed to advance to Chelsfield plc up to (pound) 25 million by way of an unsecured loan commitment to be used to provide working capital for the Global Switch S.a.r.l. business and their buyout of the approximately 17% interest of another shareholder of Global Switch S.a.r.l. The (pound) 25 million unsecured loan is repayable in cash on June 28, 2002 or, in Chelsfield plc ordinary shares, if Chelsfield plc elects to acquire TrizecHahn's Global Switch S.a.r.l. interest for Chelsfield plc ordinary shares. TrizecHahn expects to complete a sale of its interest in Global Switch S.a.r.l. prior to the effective date of the Reorganization. On March 4, 2002 the Corporation advanced to TrizecHahn (pound) 25 million ($35.6 million) to fund TrizecHahn's loan commitment to Chelsfield plc. It is expected that once TrizecHahn has completed its sale, they will transfer to the Corporation any shares of Chelsfield plc or loans receivable from Chelsfield plc prior to the effective date of the Reorganization in consideration for shares of the Corporation's stock and repayment of this intercompany advance. At December 31, 2001, TrizecHahn's carrying value of its joint venture investment in Global Switch was $39.5 million. The ultimate value of the consideration the Corporation will pay for the transferred assets will vary based on a number of factors including the value of any Chelsfield plc share consideration.

 Schedule III- Real Estate and Accumulated Depreciation as at December 31, 2001

                                                       ($ thousands)

                                                                               Initial Cost to     Subsequent Costs
                                                                                    Company        Capitalized, Net
                                                                               ---------------     ----------------
                                                               Encumbrances            Building              Building
                                                               --------------             and                   and
            Description              Notes       Location      at 12/31/01     Land    additions     Land    additions
            -----------              -----       --------      ------------    ----    ---------     ----    ---------
Properties held for the long term
-------------------------------------

Rental Properties
Atlanta
Interstate North Parkway               4    Atlanta, GA        $    (60,000)  $  6,900 $  63,619  $       -  $  23,544
Colony Square                               Atlanta, GA             (72,250)     8,900    53,408          -     19,599
The Palisades                               Atlanta, GA             (48,800)     7,650    67,499          -     15,558
Newmarket Business Park                     Atlanta, GA                   -      4,450    40,172          -      2,978
Lakeside Centre                             Atlanta, GA             (31,000)     4,700    41,740          -      3,098
Midtown Plaza                               Atlanta, GA             (49,590)     9,093    52,923          -      5,041
                                                               --------------------------------------------------------
Total - Atlanta                                                    (261,640)    41,693   319,361          -     69,818
                                                               ---------------------------------------------------------

Chicago
Franklin Garage                             Chicago, IL             (26,852)    30,438    10,612          -        488
Two North LaSalle                           Chicago, IL             (49,000)     9,305    54,094          -     13,644
10 South Riverside                          Chicago, IL             (57,500)    10,838    63,171          -     18,536
120 South Riverside                         Chicago, IL             (56,000)    10,838    53,222          -     23,239
550 West Washington                         Chicago, IL                   -     11,505    65,830          -        155
                                                               -----------------------------------------------------------
Total - Chicago                                                    (189,352)    72,924   246,929          -     56,062
                                                               -----------------------------------------------------------

Dallas
Renaissance Tower                           Dallas, TX              (60,065)     3,150   105,834          -     28,296
Galleria Towers I, II and III               Dallas, TX             (137,514)    21,435   196,728          -     15,792
Plaza of the Americas                       Dallas, TX              (66,160)    12,500   114,459          -      5,207
Park Central I & II                         Dallas, TX               (8,500)       748    12,493          -      2,647
McKinney Place                              Dallas, TX               (8,780)     1,035     8,557          -      1,541
                                                               -----------------------------------------------------------
Total - Dallas                                                     (281,019)    38,868   438,071          -     53,483
                                                               -----------------------------------------------------------

Houston
Allen Center                                Houston, TX            (350,411)    21,375   236,851          -     20,168
Continental Center I                        Houston, TX            (110,310)    14,756    69,741          -     30,253
Continental Center II                       Houston, TX             (22,541)     1,500     9,793          -     14,133
500 Jefferson                               Houston, TX                   -        413     7,937          -      3,383
3700 Bay Area Blvd                          Houston, TX                   -      3,675    33,659          -      2,974
                                                               -----------------------------------------------------------
Total - Houston                                                    (483,262)    41,719   357,981          -     70,911
                                                               -----------------------------------------------------------

Los Angeles Area
Warner Center                               Los Angeles, CA               -      5,115    25,692          -      5,326
9800 La Cienega                             Los Angeles, CA               -      3,405    18,041          -      6,003
Landmark Square                             Long Beach, CA                -     18,477    68,813          -      4,045
Shoreline Square                            Long Beach, CA                -      5,707    59,138          -      3,620
                                                               -----------------------------------------------------------
Total - Los Angeles Area                                                  -     32,704   171,684          -     18,994
                                                               -----------------------------------------------------------

 Schedule III- Real Estate and Accumulated Depreciation as at December 31, 2001

                                                       ($ thousands)


              Total Cost at 12/31/01
 ---------------------------------------------
            Building                               Date of
               and                Accumulated   Construction/          Date          Depreciable
    Land    additions Total (1)  Depreciation    Renovation          Acquired         Lives (2)
    ----    --------- ------     ------------    ----------          --------         ---------
$   6,900  $  87,163 $  94,063  $  (6,251)    1973/84         Dec. 10/98                40
    8,900     73,007    81,907    (11,837)    1970/73/95      Dec. 23/96                40
    7,650     83,057    90,707     (7,562)    1981/83/99      Dec. 16/98                40
    4,450     43,150    47,600     (3,617)    1979/89         Dec. 16/98                40
    4,700     44,838    49,538     (3,416)    1984/86         Dec. 16/98                40
    9,093     57,964    67,057     (6,792)    1984/85         Nov. 19/97                40
----------------------------------------------
   41,693    389,179   430,872    (39,475)
----------------------------------------------


   30,438     11,100    41,538     (1,268)    1974            Dec.  3/97                40
    9,305     67,738    77,043     (5,978)    1979            Dec. 10/98                40
   10,838     81,707    92,545     (6,310)    1965            Dec. 10/98, Nov. 10/01    40
   10,838     76,461    87,299     (6,980)    1967            Dec. 10/98, Nov. 10/01    40
   11,505     65,985    77,490     (1,034)    2000            May  15/01                40
----------------------------------------------
   72,924    302,991   375,915    (21,570)
----------------------------------------------


    3,150    134,130   137,280    (24,192)    1974/92         Oct. 31/96                40
   21,435    212,520   233,955    (15,426)    1982/85/91      Jan. 15/99                40
   12,500    119,666   132,166    (10,801)    1980            Aug.  4/98                40
      748     15,140    15,888     (1,322)    1970/71         Dec. 10/98                40
    1,035     10,098    11,133     (1,868)    1985            Oct. 31/96                40
----------------------------------------------
   38,868    491,554   530,422    (53,609)
----------------------------------------------


   21,375    257,019   278,394    (36,016)    1972/78/80/95   Nov. 19/96                40
   14,756     99,994   114,750    (19,742)    1984            Oct. 31/96                40
    1,500     23,926    25,426     (5,422)    1971            Oct. 31/96                40
      413     11,320    11,733     (2,116)    1962/83         Oct. 31/96                40
    3,675     36,633    40,308     (3,036)    1986            Aug.  5/98                40
----------------------------------------------
   41,719    428,892   470,611    (66,332)
----------------------------------------------


    5,115     31,018    36,133     (5,071)    1980            Oct. 31/96                40
    3,405     24,044    27,449     (5,619)    1985            Oct. 31/96                40
   18,477     72,858    91,335     (6,639)    1991            Aug. 11/98                40
    5,707     62,758    68,465     (5,411)    1988            Sep. 24/98                40
----------------------------------------------
   32,704    190,678   223,382    (22,740)
----------------------------------------------


New York Area
One New York Plaza                          New York, NY           (240,318)    58,676   340,107          -      8,187
110 William Street                          New York, NY            (85,000)    12,450    77,711          -     10,863
1065 Ave. of the Americas              3    New York, NY            (37,864)    19,518    44,433          -      5,789
Newport Tower                               Jersey City, NJ        (106,892)     2,054   161,582          -      1,613
                                                               -------------------------------------------------------
Total - New York Area                                              (470,074)    92,698   623,833          -     26,452
                                                               -------------------------------------------------------

Washington, D.C. Area
2000 L Street, N.W.                         Washington, DC          (41,243)     7,728    56,767          -     18,843
Watergate Office Building                   Washington, DC          (19,108)     4,853    45,281          -      3,755
1400 K Street, N.W.                         Washington, DC          (22,275)    11,905    18,100          -      8,846
1250 Connecticut, N.W.                      Washington, DC          (29,750)     6,457    37,427          -      1,325
1250 23rd Street, N.W.                      Washington, DC           (9,854)     3,515    24,922          -        347
2401 Pennsylvania                           Washington, DC          (20,870)     4,419    24,674          -      1,167
1225 Connecticut                            Washington, DC                -      8,865    51,010          -        154
Bethesda Crescent                           Bethesda, MD            (36,774)     7,359    55,509          -      2,655
Plaza West                                  Bethesda, MD                  -      1,950    12,805          -      3,408
Twinbrook Metro Plaza                       Rockville, MD           (17,199)     4,250    24,003          -      1,039
Silver Spring Metro Plaza                   Silver Spring, MD       (68,790)     5,311    98,142          -      6,967
Silver Spring Centre                        Silver Spring, MD       (15,280)     3,320    20,399          -        720
Goddard Corporate Park                      Lanham, MD              (15,183)     3,842    24,437          -        911
Beaumeade Corporate Park                    Washington, DC          (18,000)     2,103    11,733          -     10,442
Rosslyn Gateway                             Arlington, VA           (19,523)     5,546    38,297          -      3,274
1550 & 1560 Wilson Boulevard                Arlington, VA           (31,000)     4,958    28,849          -      6,775
2 Ballston Plaza                            Arlington, VA           (27,360)     6,691    37,837          -        105
Reston Unisys                               Reston, VA              (23,970)     5,706    34,934          -          3
Reston Crescent - Phase 2                   Reston, VA              (22,000)     4,145       810          -     19,958
Sunrise Tech Park                           Reston, VA              (23,833)     6,346    36,618          -        282
                                                               -------------------------------------------------------
Total-Washington, D.C. Area                                        (462,012)   109,269   682,554          -     90,976
                                                               -------------------------------------------------------

Charlotte
Bank of Americas Plaza                      Charlotte, NC           (67,002)    11,250   103,530          -      4,740
First Citizens Plaza                        Charlotte, NC                 -          -    61,348          -      4,000
                                                               -------------------------------------------------------
Total - Charlotte                                                   (67,002)    11,250   164,878          -      8,740
                                                               -------------------------------------------------------

Minneapolis
Northstar Center                            Minneapolis, MN         (14,399)     2,500    44,501          -     20,447
Minnesota Center                            Minneapolis, MN         (23,000)     2,841    43,606          -      4,142
                                                               -------------------------------------------------------
Total - Minneapolis                                                 (37,399)     5,341    88,107          -     24,589
                                                               -------------------------------------------------------

Pittsburgh
Gateway Center                              Pittsburgh, PA          (42,329)     6,260    55,627          -     28,046
                                                               -------------------------------------------------------

St. Louis
Metropolitan Square                         St. Louis, MO           (89,190)    13,625   125,636          -      4,725
St. Louis Place                             St. Louis, MO                 -      3,500    32,169          -        821
                                                               -------------------------------------------------------
Total - St. Louis                                                   (89,190)    17,125   157,805          -      5,546

                                                               -------------------------------------------------------



    58,676    348,294   406,970    (23,051)    1970/95         Apr. 30/99                40
    12,450     88,574   101,024     (7,159)    1960            Dec. 10/98                40
    19,518     50,222    69,740     (5,157)    1958            Jan.  5/97                40
     2,054    163,195   165,249    (17,016)    1990            Feb. 24/97                40
----------------------------------------------
    92,698    650,285   742,983    (52,383)
----------------------------------------------


     7,728     75,610    83,338     (8,796)    1968/98         Feb.  2/98                40
     4,853     49,036    53,889     (5,776)    1965/91         Feb.  2/98                40
    11,905     26,946    38,851     (3,308)    1982            Feb.  2/98                40
     6,457     38,752    45,209     (3,109)    1964/96         Jan. 11/99                40
     3,515     25,269    28,784     (3,156)    1990            Feb.  2/98                40
     4,419     25,841    30,260     (1,986)    1991            Dec. 16/98                40
     8,865     51,164    60,029       (745)    1968/94         May  24/01                40
     7,359     58,164    65,523     (7,409)    1987            Dec. 23/97                40
     1,950     16,213    18,163     (1,900)    1965            Feb.  2/98                40
     4,250     25,042    29,292     (2,141)    1986            Aug. 20/98                40
     5,311    105,109   110,420     (8,243)    1986            Dec.  2/98                40
     3,320     21,119    24,439     (1,963)    1987            Apr. 30/98                40
     3,842     25,348    29,190     (3,112)    1987            Feb.  2/98                40
     2,103     22,175    24,278     (1,306)    1990/98/00      Dec. 16/98                40
     5,546     41,571    47,117     (5,163)    1970            Feb.  2/98                40
     4,958     35,624    40,582     (3,164)    1983/1987       Dec. 10/98                40
     6,691     37,942    44,633       (668)    1988            May  11/01                40
     5,706     34,937    40,643     (4,519)    1980            Feb.  2/98                40
     4,145     20,768    24,913       (773)    2000            Feb.  2/98                40
     6,346     36,900    43,246     (2,818)    1983/85         Dec. 15/98                40
----------------------------------------------
   109,269    773,530   882,799    (70,055)
----------------------------------------------


    11,250    108,270   119,520     (7,872)    1974            Dec. 21/98                40
         -     65,348    65,348     (6,480)    1985            Jul. 15/98                40
----------------------------------------------
    11,250    173,618   184,868    (14,352)
----------------------------------------------


     2,500     64,948    67,448     (6,719)    1916/62/86      Oct. 31/96                40
     2,841     47,748    50,589     (4,491)    1987            Oct.  1/98                40
----------------------------------------------
     5,341    112,696   118,037    (11,210)
----------------------------------------------


     6,260     83,673    89,933    (18,723)    1952/60         Oct. 31/96                40
----------------------------------------------


    13,625    130,361   143,986    (13,262)    1989            Dec.  8/97                40
     3,500     32,990    36,490     (2,679)    1983            Sep. 24/98                40
----------------------------------------------
    17,125    163,351   180,476    (15,941)
----------------------------------------------


Other
250 West Pratt Street               Baltimore, MD           (29,867)      7,238      41,853       -      1,258
Bank of America Plaza               Columbia, SC            (21,106)      5,590      32,378       -      1,494
1441 Main Street                    Columbia, SC                  -       3,154      18,374       -      1,858
1333 Main Street                    Columbia, SC                  -       3,025      17,468       -      1,165
Borden Building                     Columbus, OH            (31,000)      5,784      44,140       -      4,348
Clark Tower                         Memphis, TN             (31,000)      5,450      50,089       -      3,146
Capital Center II & III             Sacramento, CA          (33,000)      8,384      42,529       -      8,502
Williams Center I & II              Tulsa, OK               (37,500)      5,400      49,554       -      1,913
Esperante Office Building           West Palm Beach, FL     (23,856)      5,806      33,877       -      3,145
                                                       --------------------------------------------------------
Total - Other                                              (207,329)     49,831     330,262       -     26,829
                                                       --------------------------------------------------------
Total rental properties                                  (2,590,608)    519,682   3,637,092       -    480,446
                                                       --------------------------------------------------------

Properties under development
One Alliance Center                         Buckhead, GA            (42,828)     10,079        -          -     72,436
                                                               --------------------------------------------------------
Total properties under development                                  (42,828)     10,079        -          -     72,436
                                                               --------------------------------------------------------

Properties held for future development
Other residual land                         Various                       -     22,222         -        3,786    2,648
                                                               --------------------------------------------------------


      7,238     43,111     50,349     (4,364)    1986            Feb. 17/98                40
      5,590     33,872     39,462     (3,526)    1989            Feb. 19/98                40
      3,154     20,232     23,386     (2,785)    1988            Dec. 13/96                40
      3,025     18,633     21,658     (2,092)    1983            Apr. 30/97                40
      5,784     48,488     54,272     (4,401)    1974            Dec.  1/98                40
      5,450     53,235     58,685     (5,297)    1973/97         May  11/98                40
      8,384     51,031     59,415     (7,702)    1984/85         Apr. 10/98                40
      5,400     51,467     56,867     (3,999)    1982/83         Dec. 10/98                40
      5,806     37,022     42,828     (3,635)    1989            Feb.  2/98                40
----------------------------------------------
     49,831    357,091    406,922    (37,801)
----------------------------------------------
    519,682  4,117,538  4,637,220   (424,191)
----------------------------------------------



     10,079     72,436     82,515          -     n/a             Dec. 16/98                 -
----------------------------------------------
     10,079     72,436     82,515          -
----------------------------------------------


     26,008      2,648     28,656          -
----------------------------------------------


Properties held for disposition
-------------------------------------
Rental properties
Hanover Office Park                    5    Greenbelt, MD                 -        225       1,456         -       (667)
Perimeter Woods                        5    Charlotte, NC                 -      1,661      14,698         -       (476)
Desert Passage                         5    Las Vegas, NV          (178,011)    28,131     240,150         -     (3,173)
                                                               ---------------------------------------------------------
Total rental properties                                            (178,011)    30,017     256,304         -     (4,316)
                                                               ---------------------------------------------------------

Properties under development
Paseo Colorado                              Pasadena, CA            (58,927)       359      11,807         -     70,619
Hollywood & Highland - retail          5    Los Angeles, CA        (106,760)         -           -         -    210,962
Inner Belt                             5    Boston, MA              (15,608)    24,027       3,562   (11,144)    (3,562)
                                                               ---------------------------------------------------------
Total properties under development                                 (181,325)    24,386      15,369   (11,144)   278,019
                                                               ---------------------------------------------------------

Properties held for future
development
Perimeter Woods                        5    Charlotte, NC                 -     10,883           -         -          -
Valley Industrial Park                 5    Seattle, WA                   -      6,900      39,891         -    (19,189)
Clybourn Center                        5    Chicago, IL                   -     11,967           -    (2,507)         -
                                                               ---------------------------------------------------------

Total properties held for future
development                                                               -     29,750      39,891    (2,507)   (19,189)
                                                               ---------------------------------------------------------
Total properties held for disposition                              (359,336)    84,153     311,564   (13,651)   254,514
                                                               ---------------------------------------------------------

Management business
Furniture, fixtures and equipment                                         -          -      14,060         -          -
                                                               ---------------------------------------------------------
                                                                          -          -      14,060         -          -
                                                               ---------------------------------------------------------
Total real estate                                               $(2,992,772)  $636,136  $3,962,716   $(9,865)  $810,044
                                                               =========================================================



       225          789        1,014         (202)    1987            Feb.  2/98                n/a
     1,661       14,222       15,883         (859)    1991/98         Dec. 16/98                n/a
    28,131      236,977      265,108       (4,961)    2000            Mar. 31/01                n/a
----------------------------------------------------
    30,017      251,988      282,005       (6,022)
----------------------------------------------------


       359       82,426       82,785            -     n/a             Oct. 31/96                -
         -      210,962      210,962            -     n/a             Mar. 11/97                -
    12,883            -       12,883            -     n/a             Oct. 15/00                -
----------------------------------------------------
    13,242       293,388      306,630           -
----------------------------------------------------



   10,883             -       10,883            -     n/a            Dec.  16/98                -
    6,900        20,702       27,602            -     n/a            Sept. 29/00                -
    9,460             -        9,460            -     n/a            Oct.  16/00                -
----------------------------------------------------


   27,243        20,702       47,945            -
----------------------------------------------------
   70,502       566,078      636,580       (6,022)
----------------------------------------------------


       -          14,060        14,060        (8,371)
----------------------------------------------------
       -          14,060        14,060        (8,371)
----------------------------------------------------
$ 626,271    $ 4,772,760   $ 5,399,031    $ (438,584)
====================================================

 Schedule III- Real Estate and Accumulated Depreciation as at December 31, 2001
                                  ($ thousands)


Notes:

1. The aggregate cost for Federal Income Tax purposes as of December 31, 2001 was approximately $3.7 billion.

2. The life to compute depreciation on buildings is 40 years. The life to compute depreciation on building improvements is over the term of the related lease. Furniture, fixtures and equipment are depreciated over periods of up to 10 years.

3.       The Corporation has a 99% legal ownership interest in this property.

4. This property was previously under development and was placed into service in 2001.

5. During the year ended December 31, 2001, the Corporation recorded the following allowance for loss related to these properties:

               Desert Passage                              $     17,544
               Hollywood Highland - Retail                      170,139
               Inner Belt                                        21,600
               Valley Industrial Park                            32,800
               Clybourn Center                                    8,533
               Perimeter Woods                                    1,887
               Hanover Office park                                  727
                                                           -------------
                                                           $    253,230
                                                           =============

A summary of activity of investment in real estate and accumulated depreciation is as follows:

The changes in investment in real estate for the years ended December 31, 2001, 2000 and 1999, are as follows:

                                                          December 31          December 31          December 31
                                                                 2001                 2000                 1999
                                                      -------------------  -------------------- --------------------
Balance, beginning of the year                             $4,883,826           $4,940,601           $4,143,038
  Additions during year:
    Acquisitions                                              202,740               86,347              660,830
    Improvements                                              428,081              340,875              213,875
    Previously held in a non-consolidated joint
      venture now consolidated                                268,281                    -               84,167
  Deductions during year:
    Properties disposed of                                   (124,024)            (478,669)            (120,656)
    Allowance for loss on properties held for
      disposition                                            (253,230)                   -                    -
    Contribution to non-consolidated joint ventures                 -                    -              (37,037)
    Write-off of fully depreciated assets                      (6,643)              (5,328)              (3,616)
                                                      -------------------  -------------------- --------------------
Balance, end of year                                       $5,399,031           $4,883,826           $4,940,601
                                                      ===================  ==================== ====================

The changes in accumulated depreciation for the years ended December 31, 2001, 2000 and 1999, are as follows:

                                                           December 31         December 31          December 31
                                                                  2001                2000                 1999
                                                      -------------------  -------------------- --------------------
Balance, beginning of the year                             $  (305,038)         $ (206,248)         $   (91,229)
  Additions during year:
    Depreciation                                              (144,680)           (141,607)            (120,977)
    Previously held in a non-consolidated joint
      venture now consolidated                                  (2,927)                  -                    -
  Deductions during year:
    Properties disposed of                                       7,418              37,489                2,342
    Write-off of fully depreciated assets                        6,643               5,328                3,616
                                                      -------------------  -------------------- --------------------
Balance, end of year                                       $  (438,584)         $ (305,038)         $  (206,248)
                                                      ===================  ==================== ====================