Form 10-Q
period 2002-03-31
TRIZEC PROPERTIES INC
filed 2002-05-15
CIK 1161935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549




                                    FORM 10-Q



    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________.


                        Commission File Number: 001-16765


                             TRIZEC PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)





            Delaware                                  33-0387846
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


1114 Avenue of the Americas,
          31st Floor
         New York, NY                                   10036
--------------------------------          -------------------------------------
(Address of principal executive offices)              (Zip Code)

                                  212-382-9300
              -----------------------------------------------------
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ X ] No [ ]

As of May 14, 2002, 149,861,746 shares of common stock, par value $0.01 per share, were issued and outstanding.

                                Table of Contents

                                                                            Page

PART I - Financial Information.................................................3

     Item 1. Financial Statements..............................................3

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................20

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......35

PART II - Other Information...................................................36

     Item 1. Legal Proceedings................................................36

     Item 2. Changes in Securities and Use of Proceeds........................36

     Item 3. Defaults Upon Senior Securities..................................36

     Item 4. Submission of Matters to a Vote of Security Holders..............36

     Item 5. Other Information................................................36

     Item 6. Exhibits and Reports on Form 8-K.................................37



                           Forward-Looking Statements

     This Form 10-Q, including the discussion in "Part I - Financial Information
- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. These statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. Included among these factors are changes in general economic conditions, including changes in the economic conditions affecting industries in which our principal tenants compete, our ability to timely lease or re-lease space at current or anticipated rents, our ability to achieve economies of scale over time, the demand for tenant services beyond those traditionally provided by landlords, changes in interest rates, changes in operating costs, changes in environmental laws and regulations and contamination events, the occurrence of uninsured or underinsured events, our ability to attract and retain high quality personnel at a reasonable cost in a highly competitive labor environment, future demand for our debt and equity securities, our ability to refinance our debt on reasonable terms at maturity, our ability to complete current and future development projects on time and on schedule, the possibility that income tax treaties may be renegotiated, with a resulting increase in the withholding taxes applicable to us, market conditions in existence at the time we sell assets, the possibility of change in law adverse to us and joint venture and partnership risks. Such factors include those set forth in more detail in the Risk Factors section in our Form 10-K for the year ended December 31, 2001 filed with the U.S. Securities and Exchange Commission.

                         PART I - Financial Information

Item 1. Financial Statements

                                            Combined Consolidated Balance Sheets
                                                                     (unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                        March 31       December 31
($ thousands)                                                                               2002              2001
---------------------------------------------------------------------------------------------------------------------

Assets
Real estate...................................................................    $    5,417,275   $     5,399,031
     Less:  accumulated depreciation..........................................          (467,215)         (438,584)
                                                                                  --------------   ---------------

Real estate, net..............................................................         4,950,060         4,960,447

Cash and cash equivalents.....................................................           263,439           297,434
Escrows and restricted cash ..................................................            26,030            28,180
Investment in unconsolidated real estate joint ventures.......................           290,307           289,242
Investment in Sears Tower.....................................................            70,000            70,000
Office tenant receivables, net ...............................................            21,266            33,308
Other receivables, net........................................................            31,816            34,201
Deferred rent receivables, net................................................           109,666            99,515
Deferred charges, net.........................................................           138,359           138,054
Prepaid expenses and other assets.............................................            76,490            55,421
Advances to parent and affiliated companies...................................           125,633            90,633
                                                                                  --------------   ---------------

Total Assets..................................................................    $    6,103,066   $     6,096,435
                                                                                  ==============   ===============


Liabilities and Owners' Equity

Liabilities
Mortgage debt and other loans.................................................    $    3,087,096   $     3,017,798
Trade, construction and tenant improvements payables..........................            54,566            91,646
Accrued interest expense......................................................            12,094            12,007
Accrued operating expenses and property taxes.................................            58,206           108,276
Other accrued liabilities.....................................................            66,198            76,266
Taxes payable.................................................................            53,020            53,862
Deferred income taxes.........................................................            60,000            60,000
Advances from parent and affiliated companies.................................                 -           236,619
                                                                                  --------------   ---------------

Total Liabilities.............................................................         3,391,180         3,656,474
                                                                                  --------------   ---------------

Minority Interest.............................................................             4,422             4,386
                                                                                  --------------   ---------------

Redeemable Stock..............................................................               200               200
                                                                                  --------------   ---------------

Commitments and Contingencies

Owners' Equity
Owners' capital...............................................................         2,673,999         2,437,380
Retained earnings ............................................................            39,691             6,514
Unearned compensation.........................................................            (5,788)           (6,701)
Accumulated other comprehensive (loss)........................................              (638)           (1,818)
                                                                                  --------------   ---------------

Total Owners' Equity..........................................................         2,707,264         2,435,375
                                                                                  --------------   ---------------

Total Liabilities and Owners' Equity..........................................    $    6,103,066   $     6,096,435
                                                                                  ==============   ===============

    See accompanying notes to the combined consolidated financial statements

                                  Combined Consolidated Statements of Operations
                                                        and Comprehensive Income
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                                                                        For the three months ended
                                                                                                          March 31
--------------------------------------------------------------------------------------------------------------------
($ thousands except share and per share amounts)                                            2002             2001
--------------------------------------------------------------------------------------------------------------------

Revenues
    Rentals ...............................................................    $         167,770   $      161,252
    Recoveries from tenants................................................               33,881           24,939
    Parking and other......................................................               30,142           20,892
    Fee income.............................................................                2,611            2,668
    Interest...............................................................                2,707            3,565
                                                                                  --------------   ---------------

Total Revenues.............................................................              237,111          213,316
                                                                                  --------------   ---------------

Expenses
    Operating .............................................................               75,360           65,175
    Property taxes.........................................................               25,875           22,060
    General and administrative.............................................                6,515            4,984
    Interest...............................................................               45,414           39,523
    Depreciation and amortization..........................................               40,473           39,548
    Reorganization costs...................................................                    -            2,738
    Gain from securities investments.......................................                    -           (1,086)
                                                                                  --------------   ---------------
Total Expenses.............................................................              193,637          172,942
                                                                                  --------------   ---------------

Income before allocation to Minority Interest, Income from
    Unconsolidated Real Estate Joint Ventures, Gain on Sales
    of Real Estate, Income Taxes and Cumulative Effect of a Change in
    Accounting Principle...................................................               43,474           40,374
Minority interest..........................................................                  (36)             211
Income from unconsolidated real estate joint ventures......................                3,388            3,045
Gain on sales of real estate ..............................................                    -            1,481
                                                                                  --------------   ---------------

Income before Income Taxes and Cumulative Effect of a Change in
    Accounting Principle...................................................               46,826           45,111
Provision for income and other corporate taxes ............................               (1,244)          (3,049)
                                                                                  --------------   ---------------

Income before Cumulative Effect of a Change in Accounting Principle........               45,582           42,062
Cumulative effect of a change in accounting principle......................                    -           (4,631)
                                                                                  --------------   ---------------

Net Income.................................................................       $       45,582   $       37,431
                                                                                  ==============   ===============

    See accompanying notes to the combined consolidated financial statements

                                  Combined Consolidated Statements of Operations
                                            and Comprehensive Income (continued)
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                                                                      For the three months ended
                                                                                                        March 31
                                                                                  --------------------------------
($ thousands except share and per share amounts)                                             2002           2001
------------------------------------------------------------------------------------------------------------------
Pro Forma per Share Amounts (unaudited)

Income per share before cumulative effect of a change in accounting principle
     Basic.....................................................................   $          0.30 $         0.28
                                                                                  =============== ==============
     Diluted...................................................................   $          0.30 $         0.28
                                                                                  =============== ==============

Net income per share
     Basic.....................................................................   $          0.30 $         0.25
                                                                                  =============== ==============
     Diluted...................................................................   $          0.30 $         0.25
                                                                                  =============== ==============

Weighted average shares outstanding
     Basic.....................................................................       149,849,246    149,849,246
                                                                                  =============== ==============
     Diluted...................................................................       151,365,979    151,365,979
                                                                                  =============== ==============

Statements of Comprehensive Income
Net income ....................................................................   $        45,582 $       37,431
                                                                                  --------------- --------------
Other comprehensive income, before taxes:
     Unrealized gains on investments in securities:
        Reclassification adjustment for the cumulative effect of a change in
           accounting principle included in income.............................                 -          4,351
     Unrealized derivative gains (losses):
        Effective portion of interest rate contracts...........................             1,180         (3,250)
                                                                                  --------------- --------------

Total other comprehensive income ..............................................             1,180          1,101
                                                                                  --------------- --------------

Comprehensive income ..........................................................   $        46,762 $       38,532
                                                                                  =============== ==============

    See accompanying notes to the combined consolidated financial statements

               Combined Consolidated Statements of Changes in Retained Earnings, Unearned Compensation and Accumulated Other Comprehensive Income (Loss)
                                                                     (unaudited)
--------------------------------------------------------------------------------


                                                                                                   For the three
                                                                                                    months ended
                                                                                                        March 31
                                                                                                -------------------
($ thousands)                                                                                               2002
-------------------------------------------------------------------------------------------------------------------

Retained Earnings
     Balance, beginning of period............................................................   $         6,514
     Net income .............................................................................            45,582
     Dividends...............................................................................   $       (12,405)
                                                                                                ---------------

     Balance, end of period..................................................................            39,691
                                                                                                ===============

Unearned Compensation
     Balance, beginning of period............................................................   $        (6,701)
     Amortization............................................................................               913
                                                                                                ---------------
     Balance, end of period..................................................................   $        (5,788)
                                                                                                ===============

Accumulated Other Comprehensive Income (Loss)
     Balance, beginning of period............................................................   $        (1,818)
     Other comprehensive income .............................................................             1,180
                                                                                                ---------------
     Balance, end of period..................................................................   $          (638)
                                                                                                ===============

    See accompanying notes to the combined consolidated financial statements

                                  Combined Consolidated Statements of Cash Flows
                                                                     (unaudited)
--------------------------------------------------------------------------------



                                                                                        For the three months ended
                                                                                                          March 31
                                                                                      ------------------------------
($ thousands)                                                                                 2002            2001
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net income .......................................................................    $     45,582   $     37,431
Adjustments to reconcile net income to net cash provided by operating activities:
   Income from unconsolidated real estate joint ventures..........................          (3,388)        (3,045)
   Depreciation and amortization expense..........................................          40,473         39,548
   Amortization of financing costs ...............................................           1,378          3,301
   Gain on sales of real estate ..................................................               -         (1,481)
   Minority interest..............................................................              36           (211)
   Deferred compensation..........................................................             913          1,019
   Gain from securities investments...............................................               -         (1,086)
   Deferred income tax expense....................................................               -          1,216
   Cumulative effect of a change in accounting principle..........................               -          4,631
Changes in assets and liabilities:
   Escrows and restricted cash....................................................           2,150          9,946
   Office tenant receivables, net.................................................          12,042         11,715
   Other receivables, net.........................................................           2,385        (20,206)
   Deferred rent receivables, net.................................................         (10,151)        (5,162)
   Prepaid expenses and other assets..............................................         (12,721)        (5,040)
   Accounts payable, accrued liabilities and other liabilities....................         (51,940)       (15,037)
                                                                                      ------------    -----------
Net cash provided by operating activities.........................................          26,759         57,539
                                                                                      ------------    -----------

Cash Flows from Investing Activities
   Properties:
     Development expenditures.....................................................         (42,132)       (82,701)
     Tenant improvements and capital expenditures.................................         (25,878)       (12,372)
     Tenant leasing costs.........................................................          (5,996)        (2,984)
     Dispositions.................................................................          28,680         76,447
   Unconsolidated real estate joint ventures:
     Investments..................................................................          (4,188)        (4,842)
     Distributions................................................................           6,403          3,030
                                                                                      ------------    -----------

   Net cash used in investing activities..........................................         (43,111)       (23,422)
                                                                                      ------------    -----------

Cash Flows from Financing Activities
   Long-term debt:
     Development financing........................................................          34,915         17,526
     Principal repayments.........................................................          (5,153)        (6,281)
     Repaid on dispositions.......................................................               -         (1,321)
   Net advance to parent company and affiliates...................................         (35,000)       (11,201)
   Dividends......................................................................         (12,405)             -
                                                                                      ------------    -----------

   Net cash used in financing activities..........................................         (17,643)        (1,277)
                                                                                      ------------    -----------

Net (Decrease) Increase in Cash and Cash Equivalents..............................         (33,995)        32,840

Cash and Cash Equivalents, beginning of period....................................         297,434         70,195
                                                                                      ------------    -----------

Cash and Cash Equivalents, end of period..........................................    $    263,439   $    103,035
                                                                                      ============   ============


    See accompanying notes to the combined consolidated financial statements

                                                                     (unaudited)
--------------------------------------------------------------------------------


                                                                                       For the three months ended
                                                                                                         March 31
                                                                                  ----------------------------------
($ thousands)                                                                                2002             2001
--------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Disclosures:

Cash paid during the three months for:

    Interest..................................................................    $       44,727   $       43,645
                                                                                  ================ ================
    Interest capitalized to properties under development......................               778            8,180
                                                                                  ================ ================
    Other corporate taxes.....................................................             2,365            4,880
                                                                                  ================ ================

Non-cash investing and financing activities:

    Mortgage debt assumed upon obtaining control of
       joint venture investment...............................................    $            -   $      194,674
                                                                                  ================ ================

    Transfer of joint venture interest to real estate upon
       obtaining control......................................................    $            -   $       70,680
                                                                                  ================ ================

    Issuance of Class C Convertible Preferred Stock...........................    $      296,627   $            -
                                                                                  ================ ================

    Retirement of Advance from parent in exchange for
       common stock of THDI...................................................    $      236,619   $            -
                                                                                  ================ ================



    See accompanying notes to the combined consolidated financial statements

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

1.   ORGANIZATION AND DESCRIPTION OF THE BUSINESS

     The organization presented in these interim financial statements is not a legal entity for the entire periods presented. It is a combination of all the United States ("U.S.") assets that Trizec Canada Inc. (formerly known as TrizecHahn Corporation ("TrizecHahn")), a Canadian public company, owned directly or indirectly. A plan of arrangement (the "Reorganization") was approved by the TrizecHahn shareholders on April 23, 2002. On February 14, 2002, the amended registration statement on Form 10 of Trizec Properties, Inc. was declared effective by the Securities and Exchange Commission and, accordingly, Trizec Properties, Inc. became subject to the reporting requirements of a public U.S. registrant. On May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties, Inc. commenced trading on the New York Stock Exchange. In connection with the Reorganization, several equity exchanges and other transactions occurred subsequent to March 31, 2002. (See Note 10 - Subsequent Events).

     The accompanying interim financial statements present, on a combined consolidated basis, all of the U.S. assets of TrizecHahn, substantially all of which are owned and operated by Trizec Properties, Inc. ("Trizec Properties", formerly known as TrizecHahn (USA) Corporation) and TrizecHahn Developments Inc. ("THDI"), TrizecHahn's two primary U.S. operating and development companies. On March 14, 2002, THDI was contributed to Trizec Properties as described in Note 6. All of the combined entities are substantially wholly-owned subsidiaries of the common parent TrizecHahn. Collectively the combination of all these assets is referred to as the "Corporation".

     The Corporation operated as separate stand alone entities for the periods presented and, as such, no additional expenses incurred by TrizecHahn or its related entities were, in management's view, necessary to be allocated to the Corporation for the periods presented. However, the historical financial results are not necessarily indicative of future operating results and no adjustments have been made to reflect possible incremental changes to the cost structure as a result of the Reorganization. The incremental charges will include, but are not limited to, additional senior management compensation expense to supplement the existing senior management team and internal and external public company corporate compliance costs.

     Trizec Properties is a corporation organized under the laws of the State of Delaware and was ultimately a substantially wholly-owned subsidiary of TrizecHahn. Trizec Properties is a 40% owned subsidiary of Emerald Blue Kft ("direct parent"), which in turn is a wholly-owned subsidiary of TrizecHahn Office Properties Ltd. ("THOPL"), which in turn is a wholly-owned subsidiary of TrizecHahn Holdings Limited ("THHL"), which in turn is a wholly-owned subsidiary of TrizecHahn Corporation, which in turn is a wholly-owned subsidiary of Trizec Canada Inc.

     The Corporation operates in the U.S. where it owns, manages and develops office buildings and mixed-use properties. At March 31, 2002, it had ownership interests in and managed a high-quality portfolio of 75 U.S. office properties concentrated in the central business districts of seven major U.S. cities. In addition, the Corporation through THDI has completed the development of and is stabilizing the three retail/entertainment projects, which are being held for disposition in an orderly fashion. At the end of 2000, Trizec Properties decided that it would elect to be taxed as a real estate investment trust ("REIT") pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing in 2001. The Corporation intends to operate, function and be taxed as a REIT upon completion of the Reorganization.

2.   SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Presentation

     The interim financial statements include the combined accounts of Trizec Properties and THDI and of all subsidiaries in which they have a controlling interest. Prior to the contribution of THDI to Trizec Properties, both Trizec Properties and THDI were indirect wholly-owned subsidiaries under the common control of TrizecHahn. The accompanying interim financial statements have been presented using

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------

     TrizecHahn's historical cost basis. All significant intercompany balances and transactions have been eliminated.

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

b.   Interim Financial Statements

     The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Corporation's financial statements and notes thereto contained in the Corporation's annual report on Form 10-K for its fiscal year ended December 31, 2001.

c.   Income Per Share

     In connection with the Reorganization, Trizec Properties modified the number of its issued and outstanding shares of Common Stock as described in
     Note 10(e) and issued 8,368,932 options and 8,772,418 warrants to purchase shares of Common Stock. This resulted in 149,849,246 shares of Common Stock and 17,141,350 options or warrants being outstanding on May 8, 2002.

     Basic and diluted net income per share of common stock have been computed by dividing the net income for each period presented by the number of outstanding shares of common stock issued on May 8, 2002. All Trizec Properties common stock equivalents at May 8, 2002 were considered for the purpose of determining dilutive shares outstanding. The Corporation used the price of its Common Stock on May 8, 2002 to determine the dilutive effect.

     For the periods ended March 31, 2002 and 2001, dilutive shares outstanding were increased by 1,516,733 in respect of stock options and warrants respectively that had a dilutive effect. For the periods presented, 4,839,952 stock options and 2,959,858 warrants were not included in the computation of diluted income per share as they would have had an anti-dilutive effect.

d.   Change in Accounting Principle

     The Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") as of January 1, 2001. The cumulative effect of this accounting change reduced net income in the first quarter of 2001 by $4,631 or $0.03 per share.

e.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". This new standard features new accounting rules for goodwill and intangible assets. SFAS No. 142 will be adopted on July 1, 2002. The Corporation is currently assessing the impact of the adoption of SFAS No. 142.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------


     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 requires long-lived assets that are to be disposed of by sale to be measured at the lower of book value or fair value less cost to sell. Under SFAS No. 144, certain conditions are required to be met for a property to be classified as held for disposition. Under the transitional rules of the standard, properties held for disposition as at the date of adoption are required to satisfy these conditions within one year of adoption. For the current year, pursuant to the transition rules, the results of operations for these properties will be reported in continuing operations. Properties currently held for disposition that do not meet such conditions by December 31, 2002 will be required to be reclassified from held for disposition to held for the long term at that date. Reclassification, if any, is measured at the lower of the asset's carrying amount before it was classified as held for disposition, adjusting for any depreciation that would have been recognized had the asset been continuously classified as held for the long term, and fair value at the date of reclassification. The Corporation has adopted this standard on January 1, 2002 and it has had no impact on the financial statements presented.

3.   REAL ESTATE

     The Corporation's investment in real estate is comprised of:

                                                        March 31     December 31
                                                            2002            2001
                                                   -------------   -------------

Properties
    Held for the long term........................ $  4,307,535    $ 4,329,889
    Held for disposition..........................      642,525        630,558
                                                   -------------   -------------

                                                   $  4,950,060    $ 4,960,447
                                                   =============   =============


     Properties held for disposition include certain properties that the Corporation has decided to dispose of in an orderly manner over a reasonable sales period. At March 31, 2002, properties held for disposition included three retail/entertainment projects, two technology center development properties, an office property and certain remnant retail land sites.

a.   Properties - Held for the Long Term

                                                        March 31    December 31
                                                            2002           2001
                                                    -------------  -------------

Rental properties
   Land ..........................................   $   519,682    $   519,682
   Buildings and improvements.....................     3,878,257      3,866,714
   Tenant improvements............................       242,927        250,824
   Furniture, fixtures and equipment..............        11,691         14,060
                                                     ------------   ------------

                                                       4,652,557      4,651,280
   Less:  accumulated depreciation................      (462,587)      (432,562)
                                                     ------------   ------------

                                                       4,189,970      4,218,718

Properties under development......................        89,544         82,515
Properties held for future development............        28,021         28,656
                                                     ------------   ------------
                                                     $ 4,307,535    $ 4,329,889
                                                     ============   ============

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------


b.   Properties - Held for Disposition

                                                       March 31     December 31
                                                           2002            2001
                                                    ------------  --------------

Rental properties................................   $   278,678    $   275,983
Properties under development.....................       345,201        306,630
Properties held for development..................        18,646         47,945
                                                    -----------   --------------


                                                    $   642,525    $   630,558
                                                    ============  ==============


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

     The results of operations of properties held for disposition are included in the revenue and expenses of the Corporation. The following summarizes the condensed results of operations of the properties held for disposition.


                                                                                For the three months ended
                                                                                                  March 31
                                                                      -------------------------------------
                                                                                 2002                 2001
                                                                      ----------------    -----------------

Total revenue......................................................   $        22,805     $          2,739
Less: operating expenses and property taxes........................            10,937                1,982
                                                                      ----------------    -----------------

Property operating income..........................................   $        11,868     $            757
                                                                      ================    =================


c.   Dispositions

      Date                                                                  Rentable          Sales          Gain/(Loss)
      Sold                    Property                   Location            Sq. Ft.          Price            on Sale
------------------    --------------------------    -------------------    ------------     -----------    -----------------

January 31            Hanover Office Park           Greenbelt, MD            16,000         $      885     $       31
February 20           Valley Industrial Park        Seattle, WA                 -               27,382             64
Various               Residual lands                Various                     -                  413            (95)
                                                                                            -----------    -----------------

                                                                                            $   28,680     $        -
                                                                                            ===========    =================


     Hanover Office Park and Valley Industrial Park were classified as held for disposition at December 31, 2001.

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

a.   Unconsolidated Real Estate Joint Venture Financial Information

     The following represents combined summarized financial information of the unconsolidated real estate joint ventures.

Balance Sheets                                       March 31       December 31
                                                         2002              2001
                                                --------------      ------------

Assets
Real estate, net.............................   $   1,160,249       $ 1,206,887
Other assets.................................         146,177           157,973
                                                --------------      ------------

Total Assets ................................   $   1,306,426       $ 1,364,860
                                                ==============      ============

Liabilities
Mortgage debt ...............................   $     696,554       $   687,305
Other liabilities............................          58,443            73,636
Partners' equity.............................         551,429           603,919
                                                --------------      ------------

Total Liabilities and Equity.................   $   1,306,426       $ 1,364,860
                                                ==============      ============

Corporation's Share of Equity................   $     290,307       $   289,242
                                                ==============      ============

Corporation's Share of Mortgage Debt.........   $     359,056       $   351,063
                                                ==============      ============


                                                     For the three months ended
                                                                       March 31
                                                --------------------------------
Statements of Operations                                 2002              2001
                                                --------------      ------------

Total Revenues...............................   $      53,372       $    57,325
                                                --------------      ------------

Expenses
    Operating and other......................          26,025            25,429
    Interest.................................          11,005            12,812
    Depreciation and amortization............           9,052            11,715
                                                --------------      ------------

Total Expenses...............................          46,082            49,956
                                                --------------      ------------

Net Income...................................   $       7,290       $     7,369
                                                ==============      ============

Corporation's Share of Net Income............   $       3,388       $     3,045
                                                ==============      ============



b.   Liability for Obligations of Partners

     The Corporation is contingently liable for certain obligations of its partners in such ventures. In each case, all of the assets of the venture are available for the purpose of satisfying such obligations. The Corporation had guaranteed or was otherwise contingently liable for approximately $14,282 at March 31, 2002 (December 31, 2001 - $12,968) of
     its partners' share of recourse property debt.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------


5.   MORTGAGE DEBT AND OTHER LOANS

                        Properties Held for     Properties Held for
                           the Long Term            Disposition                           Total Debt
                       ----------------------  -----------------------  -----------------------------------------------
                        Weighted                 Weighted                Weighted                 Weighted
                         average                  average                 average                  average
                        interest                 interest                interest                 interest
                        rates at                 rates at                rates at                 rates at
                         Mar. 31     Mar. 31      Mar. 31     Mar. 31     Mar. 31     Mar. 31      Dec. 31     Dec. 31
                            2002        2002         2002        2002        2002        2002         2001        2001
                       ------------------------------------------------------------------------------------------------
Collateralized
property loans:
   At fixed rates          6.89% $2,102,322         -     $        -        6.89%  $2,102,322       6.89%   $2,106,664
   At variable rates       2.60%    530,752         3.49%    390,181        2.98%     920,933       3.00%      886,108

Other loans                0.30%      7,640         5.68%     56,201        5.04%      63,841       8.10%       25,026
                       ----------------------  -----------------------  ----------------------- -----------------------

                           6.01% $2,640,714         3.77% $  446,382        5.69% $ 3,087,096       5.76%   $3,017,798
                       ======================  =======================  ======================= =======================


     In the table above, mortgage debt and other loans have been presented on a basis consistent with the classification of the underlying collateralized properties, by properties held for the long term or held for disposition.

a.   Collateralized Property Loans

     Property loans are collateralized by deeds of trust or mortgages on properties, and mature at various dates between May 1, 2002 and May 15, 2011.

     At March 31, 2002, the Corporation had fixed the interest rates on $150 million (December 31, 2001 - $150 million) of the debt classified as fixed, in the above table, by way of interest rate swap contracts with a weighted average interest rate of 6.01% and maturing on March 15, 2008. The cost to unwind these interest swap contracts was approximately $2.1 million at March 31, 2002 (December 31, 2001 - $3.6 million).

b.   Line of Credit

     The Corporation has negotiated a three-year, $350 million unsecured revolving credit facility with a group of banks. The amount of the credit facility available to be borrowed at any time is determined by the unencumbered properties that the Corporation owns and that satisfy certain conditions of eligible properties. The amount eligible to be borrowed is $340 million and no amounts were outstanding under this facility at March 31, 2002.

c.   Guarantees of Indebtedness

     At March 31, 2002, $205,932 (December 31, 2001 - $241,616) of mortgage debt and other loans, including the Corporation's pro rata share of certain unconsolidated joint venture mortgage debt, was guaranteed by THOPL and/or THHL, both related parties. As a consequence of the Reorganization, the guarantees have been assumed by the Corporation which resulted in THOPL and THHL being released from further obligations under such guarantees.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------


6.   RELATED PARTY INFORMATION

a.   Transactions During 2002

     THDI

     On January 1, 2002, THDI settled its existing advance from parent of $236,619 in exchange for issuing 237 shares of THDI common stock to TrizecHahn. As a result of this transaction, Advance from parent was reduced by $236,619 with a corresponding increase to Additional paid-in capital.

     On March 14, 2002, TrizecHahn contributed its investment in THDI to Trizec Properties in exchange for 30,317 shares of Trizec Properties Common Stock and 269,661 shares of Trizec Properties Class C Convertible Preferred Stock. As a result of this transaction, Trizec Properties Class C Convertible Preferred Stock was increased by $296,627 with a corresponding decrease to Additional paid-in capital.

b.   Other Related Party Information

                                                                              March 31         December 31
                                                                                  2002                2001
                                                                       ----------------   -----------------
Non-interest bearing advances from Trizec Properties to the parent
  and affiliated companies.........................................    $       125,633    $         90,633
                                                                       ================   =================

Non-interest bearing advances from the parent and affiliated
  companies to THDI................................................    $             -    $        236,619
                                                                       ================   =================


     The non-interest bearing advances from and to the parent and affiliated companies are unsecured and due on demand.

7.   OWNERS' EQUITY

     On March 29, 2002, the Corporation paid $12,405 of cumulative dividends on its Class C Convertible Preferred Stock.

8.   SEGMENTED INFORMATION

     The Corporation has determined that its reportable segments are those that are based on the Corporation's method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation's reportable segments by geographic region for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles area, New York area, Washington D.C. area and secondary markets. A separate management group heads the retail/entertainment development segment. The Corporation primarily evaluates operating performance based on property operating income which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes. This excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 - Significant Accounting Policies of the Corporation's Form 10-K, except that real estate operations conducted through joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level. Asset information by reportable segment is not reported since the Corporation does not use this measure to assess performance therefore, the depreciation and amortization expenses are not allocated among segments.

     The following presents internal property operating income by reportable segment for the three months ended March 31, 2002 and 2001.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------


8.   SEGMENTED INFORMATION (CONT'D)

     For the three months ended March 31, 2002 and 2001

                                                                          Office Properties
                                   -------------------------------------------------------------------------------------------------
                                      Atlanta               Chicago              Dallas              Houston           Los Angeles
                                      -------               -------              ------              -------           -----------
                                    2002      2001       2002      2001      2002      2001      2002      2001      2002      2001
                                    ----      ----       ----      ----      ----      ----      ----      ----      ----      ----

Property operations
  Total property revenue .......   $20,807   $18,563   $16,897   $12,259   $24,513   $27,450   $30,675   $31,941   $11,322   $10,098

  Total property expense .......     8,020     7,212     7,426     7,745    13,146    12,463    13,264    13,923     4,667     3,831
                                   -------   -------   -------   -------   -------   -------   -------   -------   -------   -------

Internal property operating
 income ........................   $12,787   $11,351   $ 9,471   $ 4,514   $11,367   $14,987   $17,411   $18,018   $ 6,655   $ 6,267
                                   =======   =======   =======   =======   =======   =======   =======   =======   =======   =======



                                                          Office Properties (Cont'd)
                              ----------------------------------------------------------------------------------------
                                   New York           Washington D.C.      Secondary Markets       Total Office
                                   --------           ---------------      -----------------       ------------
                                2002       2001       2002       2001       2002       2001       2002       2001
                                ----       ----       ----       ----       ----       ----       ----       ----

Property operations
  Total property revenue ..   $ 49,220   $ 47,065   $ 32,818   $ 31,308   $ 50,519   $ 54,427   $236,771   $233,111
  Total property expense ..     18,977     17,729     11,866      9,794     23,192     24,956    100,558     97,653
                              --------   --------   --------   --------   --------   --------   --------   --------

Internal property operating
  income ..................   $ 30,243   $ 29,336   $ 20,952   $ 21,514   $ 27,327   $ 29,471   $136,213   $135,458
                              ========   ========   ========   ========   ========   ========   ========   ========



                              ----------------------------------------
                                   Retail                 Total
                                   ------                 -----
                                2002       2001       2002       2001
                                ----       ----       ----       ----

Property operations
  Total property revenue ..   $ 24,319   $  5,962   $261,090   $239,073
  Total property expense ..     14,015      2,437    114,573    100,090
                              --------   --------   --------   --------

Internal property operating
  income ..................   $ 10,304   $  3,525   $146,517   $138,983
                              ========   ========   ========   ========

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------


8.   SEGMENTED INFORMATION (CONT'D)

     The following is a reconciliation of internal property operating income to income before income taxes and cumulative effect of a change in accounting principle.


                                                                                   For the three months ended
                                                                                                     March 31
                                                                         -----------------------------------
                                                                                   2002              2001
     -------------------------------------------------------------------------------------------------------

     Internal property revenue.......................................... $      261,090      $     239,073
     Less: real estate joint venture property revenue ..................        (26,686)           (29,322)
     Interest income....................................................          2,707              3,565
                                                                         ----------------    ---------------

     Total revenues.....................................................        237,111            213,316
                                                                         ----------------    ---------------

     Internal property operating expenses...............................        114,573            100,090
     Less: real estate joint venture operating expenses.................        (13,338)           (12,855)
                                                                         ----------------    ---------------

     Total operating expenses and property taxes.......................         101,235             87,235
                                                                         ----------------    ---------------

     General and administrative expense.................................         (6,515)            (4,984)
     Interest expense...................................................        (45,414)           (39,523)
     Depreciation and amortization expense..............................        (40,473)           (39,548)
     Reorganization costs...............................................              -             (2,738)
     Gain from securities investments...................................              -              1,086
     Minority interest..................................................            (36)               211
     Income from unconsolidated real estate joint ventures..............          3,388              3,045
     Gain on sales of real estate......................................               -              1,481
                                                                         ----------------    ---------------

     Income  before Income Taxes and Cumulative Effect of a Change in
        Accounting Principle............................................ $       46,826      $      45,111
                                                                         ================    ===============

9.   CONTINGENCIES

a.   Litigation

     The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims that arise from time to time. While the final outcome with respect to claims and litigation pending at March 31, 2002, cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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

     The Corporation performs ongoing credit evaluations of tenants and may require tenants to provide some form of credit support such as corporate guarantees and/or other financial guarantees. Although the Corporation's properties are geographically diverse and tenants operate in a variety of industries, to the extent the Corporation has a significant concentration of rental revenue from any single tenant, the inability of that tenant to make its lease payment could have an adverse effect on the Corporation.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------


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

     The Corporation currently has insurance for earthquake risks, subject to certain policy limits and deductibles, and will continue to carry such insurance if it is economical to do so. There can be no assurance that earthquakes may not seriously damage the Corporation's properties (several of which are located in California, historically an earthquake-prone area) and that the recoverable amount of insurance proceeds will be sufficient to fully cover reconstruction costs and other losses suffered. The Corporation currently has insurance against acts of terrorism, subject to policy limits and deductibles, and subject to exemption for terrorist acts that constitute acts of war. There can be no assurance that insurance coverage for acts of terrorism will be available on commercially acceptable terms in the future. In addition, there can be no assurance that third-party insurers will be able to maintain reinsurance sufficient to cover any losses that may be incurred as a result of terrorist acts. Should an uninsured or underinsured loss occur, the Corporation could lose its investment in, and anticipated income and cash flows from, one or more of its properties, but the Corporation would continue to be obligated to repay any recourse mortgage indebtedness on such properties.

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

10.  SUBSEQUENT EVENTS

a.   Acquisition of 151 Front Street

     On April 12, 2002, TrizecHahn transferred its interest in 151 Front Street, Toronto, Ontario, to the Corporation for approximately $30 million in cash. 151 Front Street will be classified as a property held for disposition.

b.   Contribution of Chelsfield plc

     On April 19, 2002, in connection with the Reorganization, TrizecHahn contributed its investment in Chelsfield plc, a UK real estate company whose shares are listed on the London Stock Exchange, to the Corporation at TrizecHahn's value of approximately $89 million. The Corporation owns approximately 19.5 million ordinary shares or approximately 6.9% of the outstanding ordinary shares of Chelsfield plc. In consideration for the ordinary shares of Chelsfield plc received, TrizecHahn was issued 49,330 shares of Trizec Properties Class C Convertible Preferred Stock at a value of approximately $54 million and retired a $35 million non-interest bearing advance from the Corporation.

                         Notes to the Combined Consolidated Financial Statements
                                                                   ($ thousands)
--------------------------------------------------------------------------------


c.   Contribution of Borealis

     TrizecHahn had investments in private equity and venture capital funds managed by Borealis Capital Corporation and in Borealis Capital Corporation (collectively referred to as "Borealis"). On April 30, 2002, TrizecHahn contributed its investment in Borealis to the Corporation in exchange for 3,909 shares of Trizec Properties Class C Convertible Preferred Stock valued at approximately $4.3 million.

d.   Distributions

     Subsequent to March 31, 2002 and prior to May 7, 2002, Trizec Properties paid cash dividends on its Series B Convertible Preferred Stock, Class C Convertible Preferred Stock and Common Stock representing the Corporation's estimated 2002 taxable income and additional cash required by TrizecHahn to complete the Reorganization. In addition, TrizecHahn repaid its remaining intercompany advances to the Corporation. These transactions resulted in net cash distributions by the Corporation of approximately $518 million.

e.   Reorganization

     On May 7, 2002, all issued and outstanding shares of Series B Convertible Preferred Stock and all outstanding Class C Convertible Preferred Stock (except 4 shares held by a charity) were converted into Common Stock and the outstanding shares of Common Stock were split on a 1.0840374367693 for 1 basis resulting in 149,805,946 shares being owned indirectly by TrizecHahn and 43,300 shares being owned by third party charities. On May 8, 2002, TrizecHahn completed the Reorganization with the result that, as of May 8, 2002, 59,922,379 shares of Common Stock were owned directly or indirectly by Trizec Canada Inc. and 89,926,867 shares were owned by former TrizecHahn shareholders and by third party charities. Additionally, the Corporation issued 8,368,932 options and 8,772,418 warrants to purchase shares of Common Stock in connection with the Reorganization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In the remainder of this Form 10-Q, the terms "we", "us", "our" and "our company" refer to the combined operations of all of TrizecHahn Corporation's former U.S. holdings, substantially all of which are owned and operated by Trizec Properties, Inc., TrizecHahn Developments Inc. and their respective consolidated subsidiaries. On March 14, 2002, TrizecHahn Developments Inc. was contributed to Trizec Properties, Inc.

     The following discussion should be read in conjunction with "Forward-Looking Statements" and the combined consolidated interim financial statements and the notes thereto that appear elsewhere in this Form 10-Q. The following discussion may contain forward-looking statements within the meaning of the securities laws. Actual results could differ materially from those projected in such statements as a result of certain factors set forth in this Form 10-Q, and in our Form 10-K for the year ended December 31, 2001.

Overview

     We are the second largest fully integrated, self-managed, publicly traded office company in the United States based on the square footage of our owned and managed properties as of March 31, 2002, according to our internal estimates based on publicly available information about our competitors as of May 9, 2002. We are principally engaged in owning and managing office properties in the United States. At March 31, 2002, we had total assets of $6.1 billion and owned interests in or managed 75 office properties containing approximately 49 million square feet, with our pro rata ownership interest totaling approximately 41 million square feet. Based on square footage, approximately 77% of our buildings are located in central business districts, or CBDs, of major U.S. cities, including Atlanta, Chicago, Dallas and Houston and the Los Angeles, New York and Washington, D.C. areas, and approximately 76% of our buildings are Class A. We consider Class A office buildings to be buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates and that are modern structures or have been modernized to compete with newer buildings.

     We are also completing the stabilization of three destination-oriented retail and entertainment centers, all of which are in operation. We intend to complete the leasing of these projects to achieve stable operating cash flows and then to dispose of these assets in an orderly fashion.

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

Results of Operations

     The following discussion is based on our combined consolidated interim financial statements for the three months ended March 31, 2002 and 2001.

     The combined consolidated interim financial statements present all of TrizecHahn Corporation's former U.S. holdings, substantially all of which are owned and operated by Trizec Properties and TrizecHahn Developments Inc. Prior to TrizecHahn Corporation's corporate reorganization, these entities were TrizecHahn Corporation's two primary U.S. operating and development companies. The combined entities and their subsidiaries were under the common control of TrizecHahn Corporation and have been presented utilizing the historical cost basis of TrizecHahn Corporation. For additional information about TrizecHahn Corporation's corporate reorganization, see "Part II - Other Information - Item
5. Other Information" in this Form 10-Q.

     We have had acquisition, disposition and development activity in our property portfolio in the periods presented. The table that follows is a summary of our acquisition and disposition activity from January 1, 2001 to March 31, 2002 and reflects our total portfolio at March 31, 2002. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint venture or managed property.


                                                          Office                             Retail/Entertainment
                                          ---------------------------------------  -----------------------------------------
                                                                       Pro rata                                  Pro rata
                                                           Total        Owned                       Total         Owned
Properties as of:                          Properties      Sq.Ft.       Sq.Ft.      Properties      Sq.Ft.        Sq.Ft.
                                          -------------  ------------------------  -------------  --------------------------

                                                             (in thousands)                            (in thousands)

December 31, 2000......................          77         49,831       41,516            1            475           475
    Acquisitions.......................           3            818          818            -              -             -
    Dispositions.......................          (4)        (1,937)      (1,161)           -              -             -
    Additional space placed on-stream..           -            150          150            3          1,810         1,601
                                          -------------  -----------  -----------  -------------  ------------  ------------

December 31, 2001......................          76         48,862       41,323            4          2,285         2,076

    Dispositions.......................          (1)           (16)         (16)           -              -             -
    Re-measurements....................           -            137          135            -              -             -
                                          -------------  -----------  -----------  -------------  ------------  ------------

March 31, 2002.........................          75         48,983       41,442            4          2,285         2,076
                                          =============  ===========  ===========  =============  ============  ============


     As a result of the acquisition, disposition and development activity, the financial information presented shows changes in revenues and expenses from period to period, and we do not believe our period to period financial data in isolation are necessarily comparable. Accordingly, the analysis that follows focuses on changes resulting from properties that we owned for the entire time during both periods, which we refer to as our "comparable portfolio", in addition to the changes attributable to our total portfolio.

     In the financial information that follows, property revenue includes rental revenue, recoveries from tenants for certain expenses, fee income and parking and other revenue. Property operating expenses include property operating expenses and property taxes and excludes depreciation and amortization expense. Property operating income is defined as property revenues less property operating expenses, before general and administrative expense, depreciation and amortization, interest expense and income taxes.

     Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001

     The following is a table comparing our summarized operating results for the periods, including other selected information.

                                                                     Three Months Ended
                                                                          March 31
                                                                 ---------------------------   Increase/         %
                                                                        2002           2001    (Decrease)     Change
                                                                 ------------  -------------  -------------  ----------
                                                                                (dollars in thousands)
Property revenues............................................    $   234,404   $    209,751   $     24,653        11.8%
Interest income..............................................          2,707          3,565           (858)      (24.1)
                                                                 ------------  -------------  -------------  ----------
Total revenues...............................................        237,111        213,316         23,795        11.2
                                                                 ------------  -------------  -------------  ----------
Property operating expenses..................................        101,235         87,235         14,000        16.0
General and administrative...................................          6,515          4,984          1,531        30.7
Interest expense.............................................         45,414         39,523          5,891        14.9
Depreciation and amortization................................         40,473         39,548            925         2.3
Reorganization costs.........................................              -          2,738         (2,738)     (100.0)
Gain from securities investments.............................              -         (1,086)         1,086       100.0
                                                                 ------------  ----------------------------  ----------

Total expenses...............................................        193,637        172,942         20,695        12.0
                                                                 ------------  -------------  -------------  ----------

Income before allocation to minority interest, income from
  unconsolidated real estate joint ventures, gain on sales
  of real estate, income taxes and cumulative effect of
  a change in accounting principle...........................         43,474         40,374          3,100         7.7
Minority interest............................................            (36)           211           (247)     (117.1)
Income from unconsolidated real estate joint ventures........          3,388          3,045            343        11.3
Gain on sales of real estate.................................              -          1,481         (1,481)     (100.0)
Provision for income and other corporate taxes...............         (1,244)        (3,049)         1,805        59.2
Cumulative effect of a change in accounting principle........              -         (4,631)         4,631       100.0
                                                                 ------------  -------------  -------------  ----------

Net income...................................................    $    45,582   $     37,431   $      8,151       21.8%
                                                                 ============  =============  =============  ==========

Straight line-rent adjustment................................    $     9,908   $      4,855   $      5,053      104.1%
                                                                 ============  =============  =============  ==========

Lease termination fees.......................................    $     1,937   $      1,503   $        434       28.9%
                                                                 ============  =============  =============  ==========

     The table below presents selected operating information for our total portfolio and for our comparable portfolio of 70 office properties, which we owned both at March 31, 2002 and 2001, and in each case for the full three months.

                                                                   Three Months Ended
                                                                        March 31
                                                               ---------------------------    Increase/         %
                                                                      2002           2001    (Decrease)       Change
                                                               ------------  -------------  --------------  -----------
                                                                               (dollars in thousands)
Total Portfolio
   Office

     Property revenues......................................   $  212,411    $    209,059   $      3,352         1.6%
     Property operating expenses............................       90,814          87,109          3,705         4.3
                                                               ------------  -------------  --------------  -----------

     Property operating income..............................      121,597         121,950           (353)       (0.3%)
                                                               ============  =============  ==============  ===========

   Retail
     Property revenues......................................       21,993             692         21,301         -
     Property operating expenses............................       10,421             126         10,295         -
                                                               ------------  -------------  --------------  -----------

     Property operating income..............................       11,572             566         11,006         -
                                                               ============  =============  ==============  ===========

Comparable Portfolio
   Office
     Property revenues......................................      202,908         205,477         (2,569)       (1.3%)
     Property operating expenses............................       87,276          84,570          2,706         3.2%
                                                               ------------  -------------  --------------  -----------

     Property operating income..............................      115,632         120,907         (5,275)       (4.4%)
                                                               ============  =============  ==============  ===========

     Income from unconsolidated real estate joint ventures..   $    4,514    $      4,023   $        491        12.2%
                                                               ============  =============  ==============  ===========

     The supply of, and demand for, office space affects the performance of our office property portfolio. Macroeconomic conditions, such as current and expected trends in the economy, business and consumer confidence and employment levels, drive this demand.

     During the first quarter of 2002, the U.S. economy started to show signs of a tentative recovery. However, according to Cushman and Wakefield, the national CBD vacancy rate was 13.2% at March 31, 2002, up from 12.0% at year-end 2001. The overall national suburban vacancy rate was 18.8% at March 31, 2002.

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

     On December 3, 2001, a group of Enron Corporation companies filed for Chapter 11 reorganization. Enron was our fourth largest tenant contributing 2% of 2001 NOI and occupying 793,000 square feet, primarily at the Allen Center in Houston, Texas. As of January 31, 2002, Enron terminated all their leased space at the average in-place net rent of approximately $9.30 per square foot. At March 31, 2002, 117,783 square feet of this space had been leased and occupied at an average net rent of approximately $13 per square foot. In addition to this space, two leases have been executed that are not in occupancy for a further 116,000 square feet and we are in further negotiations for another 357,000 square feet. We expect to achieve an average net rent of $18 per square foot on the releasing.

     Our management believes our portfolio is well positioned to continue to perform through these more uncertain economic times due to its diversified tenant and geographic asset base, primarily located in CBD high job-growth markets in the United States.

     Property Operating Income - Property Revenue Less Property Operating
Expense

     The $24.7 million total increase in property revenues for the comparable period is the result of completion of all retail development properties by the end of 2001, the acquisition of three office properties and the initial lease up of Alliance Center in 2002, partially offset by lower average occupancy as a result of some significant lease terminations. These include Enron, as noted above; a tenant occupying all 184,000 square feet at One Reston Place in Reston, Virginia, that terminated in December 2001; and, a 484,000 square foot tenant at the Gallerias in Dallas, that terminated in October 2001.

     For our total portfolio of 75 office properties for the three months ended March 31, 2002, we leased 944,000 square feet (872,000 square feet on a pro rata basis) and occupancy decreased to 89.9% compared with 93.0% at March 31, 2001, primarily due to the lease terminations noted above. We also achieved a $1.66 per square foot ($1.47 per square foot on a pro rata basis) increase in net rental rates on new and renewal leasing, reflecting the impact of space rolling over at properties with in-place rents below current market levels.

     For the comparable portfolio of 70 office properties, occupancy decreased from 93.3% at March 31, 2001 to 89.8% at March 31, 2002. The average monthly occupancy for these 70 properties was 91.0% for the three months ended March 31, 2002 compared with 93.7% for the three months ended March 31, 2001. For our 100% owned comparable portfolio of 62 properties, property revenue decreased $2.6 million or 1.3%. Excluding termination fees from both periods, property revenue decreased $3.0 million or 1.4%.

     The acquisition of three Class A office buildings (550 West Washington in Chicago, 1225 Connecticut in Washington D.C. and Two Ballston in Arlington, Virginia) during the second quarter of 2001 increased property revenue by $6.9 million. In addition, current period revenue benefited by $2.3 million from the initial lease-up of One Alliance Center in Atlanta which was completed in October 2001.

     We disposed of two properties during the quarter and three properties during 2001 which decreased revenues by $2.7 million.

     Included in the above property revenue analysis are lease termination fees. Lease termination fees are an element of ongoing real estate ownership, and for the three months ended March 31, 2002, we recorded $1.9 million of termination fees (for the three months ended March 31, 2001 - $1.5 million).

     Retail property revenue increased $21.3 million due to the completion of all three development projects and our gaining control of the Desert Passage retail/entertainment joint venture project on March 31, 2001 and, as of April 1, 2001, consolidating 100% of its operating results. Previously, as a jointly controlled partnership, 65% of the operating results from Desert Passage were included in income from unconsolidated real estate joint ventures. The retail/entertainment component of Hollywood & Highland in Los Angeles opened on November 8, 2001 and at March 31, 2002, it was 86% leased with occupancy at 75%. The hotel component opened at the end of December 2001. Paseo Colorado opened September 28, 2001 and at March 31, 2002, it was 92% leased with occupancy at 87%.

     Property operating expenses, which include real estate taxes, utilities, repairs and maintenance, cleaning and other property-related expenses and exclude depreciation and amortization expense, increased due to the portfolio composition changes described above. Excluding the impact on revenues of lease termination fees, our comparable office portfolio gross margin decreased to 56.5% for the three months ended March 31, 2002 from 58.1% for the three months ended March 31, 2001. For our comparable portfolio, operating expenses increased due to a higher level of bad debt expense and an increase in property taxes due to higher assessments.

     Interest Income

     The $0.9 million decrease in interest income for the three months ended March 31, 2002 compared with the prior year period was primarily due to lower interest rates.

     General and Administrative Expense and Reorganization Costs

     General and administrative expense included expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

     General and administrative expense increased by approximately $1.5 million for the three months ended March 31, 2002, compared with the prior year period, due primarily to additional senior management costs and increased internal and external public company corporate compliance costs as a result of the corporate reorganization of TrizecHahn Corporation.

     We are continuing to target general and administrative expense savings to be derived from our focus on the office portfolio and from both functional and office location consolidations. As a result of a comprehensive review of our operations for this purpose, last year we initiated a reorganization plan to simplify our management structure and centralize accounting, payroll and information services functions in Chicago. The reorganization plan will result in a net reduction of approximately 85 office employees by the end of 2002 in these areas. During the three months ended March 31, 2001, we recorded reorganization costs of $2.7 million.

     Interest Expense

     Interest expense increased by $5.9 million for the three months ended March 31, 2002, compared with the same prior year period. Cessation of interest capitalization for the retail development properties which were completed in late 2001 increased interest expense by $7.4 million. The impact of the three office acquisitions and the consolidation of Desert Passage resulted in an increase of $2.8 million. The refinancing in May 2001, in which a consolidated special purpose vehicle created by one of our subsidiaries issued $1.44 billion of commercial mortgage pass-through certificates the proceeds of which were used to repay $1.16 billion of existing loans generated $3.4 million of incremental interest expense. Interest expense benefited $5.7 million from more favorable interest rates on variable debt. Average variable rates decreased by 370 basis points compared to the prior year.

     Depreciation and Amortization

     For the three months ended March 31, 2002, depreciation expense was $0.9 million higher than in the same prior year period. Acquisition of three office properties and the write-off of unamortized tenant inducement costs for Enron and other early lease terminations increased depreciation expense by $1.6 million. This was offset by $0.7 million related to dispositions in 2001.

     Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures increased $0.3 million primarily due to interest expense savings as a result of a decrease in variable interest rates and lower debt balances. This was offset by the effect of the consolidation of Desert Passage retail/entertainment project commencing April 1, 2001, as previously noted.

     Gain (loss) on Sales of Real Estate

     During the first quarter of 2002, we sold an office property, a technology center and remnant land. No net gain or loss resulted from these sales. For the same prior year period, related to the sale of two office properties and a land parcel, we recorded a net gain of $1.5 million.

     Gain from Securities Investments

     During the first quarter of 2001, the gain from securities related to our securities investment in building telecommunications and services providers.

     Income and Other Taxes

     Income and other taxes for the current period included franchise, capital and alternative minimum taxes related to ongoing real estate operations. Income and other taxes decreased by $1.8 million for the three months ended March 31, 2002, compared with the same prior year period principally because THDI was subject to federal income taxes prior to its inclusion in Trizec Properties.

     Cumulative Effect of Change in Accounting Principle

     As a consequence of implementing SFAS 133, in the quarter ended March 31, 2001 we wrote off deferred financing charges of $0.3 million and reclassified an unrealized $4.4 million loss related to certain telecommunication securities from accumulated other comprehensive loss, a component of equity, to cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

     Our objective is to ensure, in advance, that there are ample resources to fund ongoing operating expenses, capital expenditures, debt service requirements, current development costs not covered by construction loans and the distributions required to maintain REIT status.

     We expect to meet liquidity requirements for scheduled debt maturities, non-recurring capital improvements and future property acquisitions or developments through the refinancing of mortgage debt and cash flows from operations. In addition, dispositions of properties, in particular the planned sale of the three retail/entertainment centers once lease-up and stabilization is complete, should provide additional liquidity.

     We have a three-year, $350 million senior unsecured revolving credit facility. The interest rate applicable to borrowing under the credit facility is equal to the LIBOR rate or the base rate in effect from time-to-time plus a spread, which will be dependent on our total leverage, or, if we have achieved an investment grade credit-rating from two rating agencies, on our credit rating.

     The amount of the credit facility available at any time is determined by the unencumbered properties that we, or our subsidiaries that guarantee the credit facility, own and that satisfy certain conditions of eligible properties. The amount currently eligible to be borrowed is $340 million. We are subject to covenants customary for credit facilities of this nature, including financial covenants, restriction on other indebtedness, restriction on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The credit facility is available for general corporate purposes, including dividends and distributions to our stockholders.

     For REIT qualification purposes and to provide sufficient funding required by TrizecHahn Corporation to complete its corporate reorganization, during the period from January 1, 2002 to May 6, 2002, we made net distributions to TrizecHahn Corporation of $530 million after deducting repayment of advances due from our parent and affiliates. These distributions and repayments were funded from a combination of $240 million cash on hand and borrowings under our revolving credit facility. During the remainder of 2002, we expect to reduce the amount borrowed under our revolving credit facility through near term asset sales; by increased borrowings secured by properties and investments; and through operating cash flow. In addition, in connection with TrizecHahn corporation's corporate reorganization, during the quarter advances due to our parent and affiliates in respect of THDI in the amount of approximately $237 million were settled in exchange for newly issued shares when THDI was contributed back to us. We will not rely on advances from our parent and affiliated companies subsequent to the corporate reorganization.

     Now that the corporate reorganization has been completed, we expect to make three quarterly dividend distributions of $0.0875 per share to the holders of our common stock in the final three quarters of 2002. Commencing in 2003 and thereafter, we intend to make distributions to the holders of our common stock and special voting stock at least equal to the minimum amount required to maintain REIT status each year through regular quarterly dividends.

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

     At March 31, 2002, we had $263.4 million in cash and cash equivalents. The decrease since December 31, 2001 of $34.0 million is a result of the following cash flows:

                                                   Three Months Ended March 31
                                               ---------------------------------
                                                         2002              2001
                                               ---------------  ----------------

Cash provided by operating activities.......   $     26,759     $       57,539
Cash used in investing activities...........        (43,111)           (23,422)
Cash used in financing activities...........        (17,643)            (1,277)
                                               ---------------  ----------------
                                               $    (33,995)    $       32,840
                                               ===============  ================

     The decrease in cash provided by operating activities from the prior year period was primarily due to the timing of property tax payments, the increase in deferred rent receivables and a decrease in the cash provided from escrows and restricted cash. This was only partially offset by an increase in our operating results (after taking into account the effect of the non-cash items) and the current year collection of other receivables.

     Net cash used for investing activities reflects the ongoing impact of expenditures on recurring and non-recurring tenant installation costs and capital expenditures and the impact of acquisitions, developments and dispositions.

     The cash used in financing activities relate to regularly scheduled principal repayments and financing of development activities. In addition, in the current year period we paid a $12.4 million dividend in relation to TrizecHahn corporation's corporate reorganization and we advanced $35 million to our parent, which amount was repaid subsequent to March 31 in connection with the contribution of Chelsfield plc.

Tenant Installation Costs and Capital Expenditures

     Tenant Installation Costs

     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total portfolio, including our share of such costs incurred by non-consolidated joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents the pro rata owned share of square feet leased.

                                                       Three Months Ended
                                                            March 31
                                                -----------------------------
                                                    2002           2001
                                                ------------  ---------------
                                                (in millions, except per square
                                                         foot amounts)

Square feet leased
    - new leasing .........................             0.4               0.4
    - renewal leasing......................             0.5               0.8
Tenant installation costs..................   $        11.5      $       10.7
Tenant installation costs per square foot..   $        12.80     $        8.90
Tenant allowance costs per square foot.....   $         7.60     $        4.00


     For the three months ended March 31, 2002, of the $11.5 million office tenant installation costs, approximately $4.1 million or $8.30 per square foot (three months ended March 31, 2001 - $4.2 million or $5.10 per square foot) was incurred to renew existing tenants.

     Consistent with our leasing in 2001, a significant amount of our leasing will occur later during the year and, as such, tenant installation costs on a per square foot basis are anticipated to rise.

     Capital Expenditures

     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the three months ended March 31, 2002, capital expenditures for the total office portfolio, including our share of such expenditures incurred by non-consolidated joint ventures, was $6.6 million, compared with $5.4 million for the three months ended March 31, 2001. Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as code-required enhancements and major upgrades to common areas and lobbies. Furthermore, as part of our office acquisitions, we have routinely acquired and repositioned properties, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration at the time of acquisition when negotiating our purchase price.

     Late in 2001 and during 2002, we have been replacing a chiller that was damaged in 2001. We expect total remediation and improvement costs will be approximately $19 million. Of this amount we expect to recover approximately $14 million from insurance proceeds. To date, we have spent approximately $11 million.

     Reconciliation to Combined Consolidated Statements of Cash Flows

     The above information includes tenant installation costs, including leasing costs, and capital expenditures for the total portfolio, including our share of such costs and expenditures incurred by non-consolidated joint ventures, for leases that commenced during the periods presented. The amounts included in the combined consolidated statements of cash flows represent the actual cash spent during the periods excluding our share of such costs and expenditures incurred by non-consolidated joint ventures. The reconciliation between the above amounts and the combined consolidated statements of cash flows is as follows:

                                                              Three Months
                                                             Ended March 31
                                                          ---------------------
                                                              2002       2001
                                                          ----------  ---------

                                                          (dollars in thousands)

Tenant installation costs, including leasing costs......   $  11,526   $ 10,725

Capital expenditures....................................       6,631      5,380


Pro rata joint venture activity.........................      (1,920)    (5,714)
Timing differences......................................      14,471      4,965
Retail activity.........................................       1,166          -
                                                           ----------  ---------

Total tenant improvements, leasing costs
  and capital expenditures per combined
  consolidated statement of cash flows..................   $  31,874   $ 15,356
                                                           ==========  =========

Development, Dispositions and Acquisitions

     Developments

     Development expenditures were incurred for the completion of One Alliance Center. The project, located in Buckhead, Georgia, a strong sub-market in Atlanta, opened in early October 2001. This $100 million, 560,000-square-foot building is the first phase of a four-building complex and is currently 77% leased. Major tenants include Security First, Towers Perrin and BBDO South. The remaining three phases, totaling a potential 1.2 million square feet of office space, will only be developed once substantially pre-leased.

     Consistent with our strategy to focus on the core U.S. office business, we have decided to divest our non-core retail/entertainment assets. The following table sets forth key information as of March 31, 2002 with respect to the retail/entertainment properties. Our economic interest is 100% unless otherwise noted. Total costs shown in the table are net of proceeds from the sale of land and tenant acquired space and include all direct costs, including initial costs to rent, interest expense on general and specific debt and other direct costs considered applicable. The pro rata book value at March 31, 2002, shown in the following table represents our economic share and costs. The data for Paseo Colorado includes 153,000 square feet owned directly by a department store anchor, and the leasing status excludes this space. Our economic ownership interest for the Hollywood & Highland Hotel at March 31, 2002 was 84.5%. We expect that our economic ownership interest will increase to 91% as a consequence of our joint venture partner's conversion of $5 million of equity into debt.

                                                                                   Pro rata
                                                                                  Book Value
                                           Year of            Total                March 31,    Occupancy     Leased
Project Name                             Completion/           Area    Owned Area    2002        March 31,    March 31,
(Ownership)               Location       Acquisition         (sq. ft.)  (sq. ft.)  ($ mil.)       2002        2002
-----------------------------------------------------------------------------------------------------------------------

Desert Passage            Las Vegas, NV         Aug. 2000     475,000    475,000    261.8          74%         81%

Paseo Colorado            Pasadena, CA          Sept. 2001    565,000    410,000     83.1          87%         92%

Hollywood & Highland
     Retail               Los Angeles, CA       Nov. 2001     645,000    645,000                   75%         86%
     Hotel (91%)          Los Angeles, CA       Dec. 2001     600,000    546,000                   n/a         n/a
                                                          -------------------------------------------------------------

                                                            1,245,000  1,191,000    353.7
                                                          -------------------------------------------------------------

                                                            2,285,000  2,076,000    698.6
                                                          =============================================================

     At March 31, 2002, our share of expenditures required to complete these properties under development was $25 million.

     Dispositions

     In 2002, we sold an office property, a technology center and remnant lands generating net proceeds of $28.7 million. During the first quarter of 2001, we sold two office properties and a land site which generated net proceeds, after debt repayment, of $75.1 million.

     Our plan calls for an orderly disposition of the three retail/entertainment projects optimizing value over reasonable sales periods. Planned disposition timelines will allow us to achieve stabilized income in order to optimize realized values. Net proceeds will be redeployed into our core office portfolio or used to repay mortgage debt. Our ability to execute the disposition plan for these assets, as currently contemplated, is dependent upon the future economic environment, joint venture considerations and local property market conditions.

     Acquisitions

     On April 19, 2002, in connection with its corporate reorganization, TrizecHahn Corporation contributed its investment in Chelsfield plc, a UK real estate company whose shares are listed on the London Stock Exchange, to us at TrizecHahn Corporation's value of approximately $89 million. We own approximately 19.5 million or 6.9% of the outstanding ordinary shares of Chelsfield plc. In consideration for the ordinary shares of Chelsfield plc received, TrizecHahn Corporation was issued 49,330 shares of our Class C Convertible Preferred Stock at a value of approximately $54 million and retired a $35 million non-interest bearing advance from the corporation.

     On April 12, 2002, TrizecHahn Corporation transferred its interest in 151 Front Street, Toronto, Ontario, to us for approximately $30 million in cash. 151 Front Street will be classified as held for disposition.

     TrizecHahn Corporation had investments in private equity and venture capital funds managed by Borealis Capital Corporation and in Borealis Capital Corporation, which we collectively refer to as Borealis. On April 30, 2002, TrizecHahn Corporation contributed its investment in Borealis to us in exchange for 3,909 shares of our Class C Convertible Preferred Stock valued at approximately $4.3 million.

Financing Activities

     Cash used by financing activities during the first quarter primarily reflects the initial transactions related to TrizecHahn Corporation's corporate reorganization.

     At March 31, 2002 our combined consolidated debt was approximately $3.1 billion. The weighted average interest rate on our debt was 5.7% and the weighted average maturity was approximately 5.2 years. The table that follows summarizes the mortgage and other loan debt at March 31, 2002 and December 31, 2001:

                                                March 31          December 31
Debt Summary                                      2002                2001
                                            ------------------ -----------------
                                                   (dollars in thousands)
Balance:
     Fixed rate..........................   $     2,163,000    $     2,128,064
     Variable rate.......................           924,096            889,734
                                            ------------------ -----------------

       Total.............................   $     3,087,096    $     3,017,798
                                            ================== =================

   Collateralized property...............   $     3,023,255    $     2,992,772
   Other loans...........................            63,841             25,026
                                            ------------------ -----------------

       Total.............................   $     3,087,096    $     3,017,798
                                            ================== =================

Percent of total debt:
     Fixed rate..........................            70.0%              70.5%
     Variable rate.......................            30.0%              29.5%
                                            ------------------ -----------------

       Total.............................           100.0%             100.0%
                                            ================== =================

Weighted average interest rate at
period end:
     Fixed rate..........................            6.94%              6.91%
     Variable rate.......................            2.98%              3.01%
                                            ------------------ -----------------

       Total.............................            5.69%              5.76%
                                            ================== =================

Leverage ratio:
     Net debt to net debt plus
     book equity.........................            51.1%             52.8%
                                            ================== =================


     At March 31, 2002 we had fixed the interest rates on $150 million (December 31, 2001 - $150 million) of the debt classified, as fixed in the above table, by way of interest rate swap contracts with a weighted average interest rate of 6.01% and maturing on March 15, 2008.

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt less cash and cash equivalents, or "net debt", to the sum of net debt and the book value of owners' equity.

     The decrease in our leverage ratio from December 31, 2001 to March 31, 2002 primarily reflects the repayment of an advance from parent through the issuance of equity.

     The table below segregates long-term debt repayments between our office group and retail properties that are held for disposition.

                                                          Mortgage Debt
                                                 ---------------------------------       Other
                                                     Office           Retail             Loans            Total
                                                 ---------------- ----------------  ----------------  ---------------
                                                                       (dollars in thousands)
Principal repayments due in
       Balance of 2002                           $      84,186    $     131,219     $       2,355     $     217,760
                  2003                                 178,986          242,409             2,912           424,307
                  2004                                 361,198                -             2,319           363,517
                  2005                                  92,788                -             1,568            94,356
                  2006                                 731,273                -             8,779           740,052
Subsequent to     2006                               1,201,196                -            45,908         1,247,104
                                                 ---------------- ----------------  ----------------  ---------------

Total.........................................   $   2,649,627    $     373,628     $      63,841     $   3,087,096
                                                 ================ ================  ================  ===============

Weighted average interest rate as at
   March 31, 2002.............................             6.01%            3.45%             5.04%            5.69%
                                                 ================ ================  ================  ===============

Weighted average term to maturity.............          5.1 yrs.         0.8 yrs.         34.9 yrs.         5.2 yrs.
                                                 ================ ================  ================  ===============

Percentage of fixed rate debt.................             79.3%              - %             95.0%            70.0%
                                                 ================ ================  ================  ===============


     Due to our intention to dispose of the three retail/entertainment centers, the mortgage debt relating to these properties is all on a floating rate basis.

     The combined consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method. At March 31, 2002, our pro rata share of this debt amounted to $359.1 million (December 31, 2001 - $351.1 million).

Market Risk - Quantitative and Qualitative Information

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At March 31, 2002, approximately 70.0% or $2,163.0 million of our outstanding debt had fixed interest rates, which minimizes the interest rate risk until the maturity of such outstanding debt.

     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At March 31, 2002, we had hedge contracts totaling $150 million. The hedging agreements convert variable rate debt at LIBOR + 0.37% to a fixed rate of 6.01% and mature on March 15, 2008. We will consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense, which, in turn, could affect cash flows and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

     At March 31, 2002, our total outstanding debt was approximately $3,087.1 million, of which approximately $924.1 million was variable rate debt after the impact of the hedge agreements. At March 31, 2002, the average interest rate on variable rate debt was approximately 2.98%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by ten percent (or approximately 30 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.8 million annually. If market rates of interest increased by 10%, the fair value of the total debt outstanding would decrease by approximately $56.1 million.

     If market rates of interest on the variable rate debt decrease by 10% (or approximately 30 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $2.8 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $53.8 million.

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

Environmental Matters

     We believe, based on our internal reviews and other factors, that the future costs relating to environmental remediation and compliance will not have a material adverse effect on our financial position, results of operations or liquidity. For a discussion of environmental matters, see "Item 1. Business - Risk Factors - Environmental problems at our properties are possible, may be costly and may adversely affect our operating results or financial condition" in our 2001 Form 10-K.

Newly Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". This new standard features new accounting rules for goodwill and intangible assets. SFAS No. 142 will be adopted on July 1, 2002. We are currently assessing the impact of the adoption of SFAS No. 142.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 requires long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Under SFAS No. 144, certain conditions are required to be met for a property to be classified as held for disposition. Under the transitional rules of the standard, properties held for disposition as at the date of adoption are required to satisfy these conditions within one year of adoption. Properties currently held for disposition that do not meet such conditions by December 31, 2002 will be required to be reclassified from held for disposition to held for the long term at that date. Reclassification, if any, is measured at the lower of the asset's carrying amount before it was classified as held for disposition, adjusting for any depreciation that would have been recognized had the asset been continuously classified as held and used, and fair value at the date of reclassification. We have adopted this standard on January 1, 2002 and it has had no impact on the financial statements presented.

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

     The following table reflects the calculation of funds from operations for the three months ended March 31, 2002 and 2001:

                                                                                   Three Months Ended
                                                                                        March 31
                                                                             -------------------------------
                                                                                      2002             2001
                                                                             --------------  ---------------

 Income before allocation to minority interest, income from
  unconsolidated real estate joint ventures, gain (loss) on
  sale of real estate, income taxes, and cumulative effect
  of a change in accounting principle...................................     $      43,474   $      40,374

 Add/(deduct):
  Income from unconsolidated real estate joint ventures.................             3,388           3,045
  Depreciation and amortization (real estate related) including
   share of unconsolidated real estate joint ventures...................            43,260          41,891
  Current operating taxes...............................................            (1,244)         (1,833)
                                                                             --------------  ---------------

 Funds from operations (1)..............................................            88,878          83,477

  Less straight-line rent adjustments...................................           (10,660)         (5,395)
  Add straight-line ground rent adjustments.............................               603             627
                                                                             --------------  ---------------

 Adjusted funds from operations.........................................     $      78,821   $      78,709
                                                                             ==============  ===============

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information about quantitative and qualitative disclosure about market risk is incorporated herein by reference from "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk - Quantitative and Qualitative Information".

                           PART II - Other Information

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

     Except as described below, there were no securities sold by the registrant in the first quarter of 2002 that were not registered under the Securities Act.

     On March 14, 2002, we issued 30,317 shares of our common stock and 269,661 shares of our Class C convertible preferred stock to TrizecHahn Office Properties Ltd. in consideration for the contribution to us of all outstanding shares of TrizecHahn Developments Inc. The exemption from registration was pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transaction did not involve a public offering.

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     During the first quarter of 2002, matters were submitted to a vote of our security holders on one occasion. On February 8, 2002 our minority stockholder, TrizecHahn Corporation, and our majority stockholder, TrizecHahn Corporation's Hungarian subsidiary, approved by written consent our Fourth Amended and Restated Certificate of Incorporation that reflected (1) a change of our name from TrizecHahn (USA) Corporation to Trizec Properties, Inc., (2) our election not to be governed by Section 203 of the General Corporation Law of the State of Delaware and (3) an increase in the number of authorized shares of our common stock to an aggregate amount of 500,000,000 shares. In addition, on February 8, 2002, our majority stockholder approved by written consent our stock option plan. On February 8, 2002, TrizecHahn Corporation held 180,000 shares of our common stock and TrizecHahn's Hungarian subsidiary held 38,000,000 shares of our common stock. We did not solicit consents with respect to this matter from holders of the remaining 40,000 shares of our common stock outstanding at such time.

Item 5. Other Information

     We were formerly a substantially wholly-owned subsidiary of TrizecHahn Corporation. On May 8, 2002, a plan of arrangement providing for a corporate reorganization of TrizecHahn Corporation became effective. Pursuant to the corporate reorganization, we became a publicly traded REIT and now own all of the U.S. assets that TrizecHahn Corporation previously owned, directly or indirectly. For additional information about the corporate reorganization, see notes 1 and 10 to our combined consolidated financial statements in "Part I - Financial Information - Item 1. Financial Statements" in this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit
     Number     Description
     -------    -----------

     3.1 Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on February 11, 2002 (incorporated herein by reference to Exhibit 3.1 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

     3.2 Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on April 29, 2002 (incorporated herein by reference to Exhibit 4.4 to Trizec Properties, Inc.'s registration statement on Form S-8, File No. 333-87548).

     3.3       Amended and Restated Bylaws of Trizec Properties, Inc.

     10.1 Trizec Properties, Inc. 2002 Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to Trizec Properties, Inc.'s registration statement on Form S-8, File No. 333-87548).

     (b)  Reports on Form 8-K

         We filed a report on Form 8-K on March 7, 2002, which furnished information under Item 9 regarding certain estimated year-end 2002 and 2003 operating results.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIZEC PROPERTIES, INC.


Dated:  May 15, 2002                By:         /s/ Gregory Hanson
                                          -----------------------------------
                                          Name:  Gregory Hanson
                                          Title: Executive Vice President and
                                                 Chief Financial Officer

                                INDEX OF EXHIBITS

     Number     Description
     -------    -----------

     3.1 Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on February 11, 2002 (incorporated herein by reference to Exhibit 3.1 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

     3.2 Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on April 29, 2002 (incorporated herein by reference to Exhibit 4.4 to Trizec Properties, Inc.'s registration statement on Form S-8, File No. 333-87548).

     3.3       Amended and Restated Bylaws of Trizec Properties, Inc.

     10.1 Trizec Properties, Inc. 2002 Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to Trizec Properties, Inc.'s registration statement on Form S-8, File No. 333-87548).