Form 10-Q
period 2002-06-30
TRIZEC PROPERTIES INC
filed 2002-08-14
CIK 1161935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549




                                    FORM 10-Q



    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ X ] No [ ]

As of August 13, 2002, 150,033,310 shares of common stock, par value $0.01 per share, were issued and outstanding.

                                Table of Contents

                                                                            Page

PART I - Financial Information.................................................3

     Item 1. Financial Statements..............................................3

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................24

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......45

PART II - Other Information...................................................46

     Item 1. Legal Proceedings................................................46

     Item 2. Changes in Securities and Use of Proceeds........................46

     Item 3. Defaults Upon Senior Securities..................................47

     Item 4. Submission of Matters to a Vote of Security Holders..............47

     Item 5. Other Information................................................47

     Item 6. Exhibits and Reports on Form 8-K.................................47



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

                         PART I - Financial Information

Item 1. Financial Statements

                                                                               Combined Consolidated Balance Sheets
                                                                                                        (unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                                              June 30      December 31
($ thousands)                                                                                    2002             2001
-----------------------------------------------------------------------------------------------------------------------
Assets
Real estate                                                                           $    5,584,168   $    5,399,031
   Less:  accumulated depreciation..............................................            (503,632)        (438,584)
                                                                                      ---------------- ----------------

Real estate, net................................................................           5,080,536        4,960,447

Cash and cash equivalents.......................................................             106,716          297,434
Escrows and restricted cash.....................................................              52,768           28,180
Investment in unconsolidated real estate joint ventures.........................             283,458          289,242
Investment in Sears Tower.......................................................              70,000           70,000
Investments, other..............................................................              90,483                -
Office tenant receivables, net..................................................              29,073           33,308
Other receivables, net..........................................................              32,910           34,201
Deferred rent receivables, net..................................................             116,417           99,515
Deferred charges, net...........................................................             150,780          138,054
Prepaid expenses and other assets...............................................              74,205           55,421
Advances to parent and affiliated companies.....................................                   -           90,633
                                                                                      ---------------- ----------------
Total Assets....................................................................      $    6,087,346   $    6,096,435
                                                                                      ================ ================

Liabilities and Owners' Equity
Liabilities
Mortgage debt and other loans...................................................      $    3,571,372   $    3,017,798
Trade, construction and tenant improvements payables............................              53,646           91,646
Accrued interest expense........................................................              16,523           12,007
Accrued operating expenses and property taxes...................................              79,984          108,276
Other accrued liabilities.......................................................              71,200           76,266
Taxes payable...................................................................              52,711           53,862
Deferred income taxes...........................................................              60,000           60,000
Advances from parent and affiliated companies...................................                   -          236,619
                                                                                      ---------------- ----------------
Total Liabilities...............................................................           3,905,436        3,656,474
                                                                                      ---------------- ----------------
Minority Interest...............................................................               4,710            4,386
                                                                                      ---------------- ----------------
Redeemable Stock................................................................                 200              200
                                                                                      ---------------- ----------------
Commitments and Contingencies
Owners' Equity
Owners' capital.................................................................           2,182,431        2,437,380
Retained earnings...............................................................              11,812            6,514
Unearned compensation...........................................................              (8,586)          (6,701)
Accumulated other comprehensive loss............................................              (8,657)          (1,818)
                                                                                      ---------------- ----------------

Total Owners' Equity............................................................           2,177,000        2,435,375
                                                                                      ---------------- ----------------

Total Liabilities and Owners' Equity............................................      $    6,087,346   $    6,096,435
                                                                                      ================ ================


    See accompanying notes to the combined consolidated financial statements

                                                                     Combined Consolidated Statements of Operations
                                                                                           and Comprehensive Income
                                                                                                        (unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                      For the three months ended           For the six months ended
($ thousands, except share and per share                                 June 30                            June 30
amounts)
------------------------------------------------  -------------------------------  ---------------------------------
                                                            2002            2001             2002              2001
------------------------------------------------  ---------------  --------------  ---------------  ----------------
Revenues
     Rentals..................................    $     178,945    $     169,056   $     354,071    $       330,243
     Recoveries from tenants..................           29,224           29,528          58,886             54,487
     Parking and other........................           25,420           26,301          52,425             47,238
     Fee income...............................            2,377            3,854           4,988              6,522
     Interest.................................            2,090            3,885           4,797              7,450
                                                  ---------------  --------------  ---------------  ----------------
Total Revenues................................          238,056          232,624         475,167            445,940
                                                  ---------------  --------------  ---------------  ----------------

Expenses
     Operating................................           76,607           70,224         151,967            135,399
     Property taxes...........................           25,185           22,889          51,060             44,949
     General and administrative...............           12,169            5,578          18,684             10,562
     Interest.................................           49,313           38,406          94,727             77,929
     Depreciation and amortization............           41,086           41,165          81,559             80,713
     Reorganization costs.....................            2,002           11,184           2,002             13,922
     Loss from securities investments.........                -            5,279               -              4,193
     Derivative losses........................                -              456               -                456
                                                  ---------------  --------------  ---------------  ----------------
Total Expenses................................          206,362          195,181         399,999            368,123
                                                  ---------------  --------------  ---------------  ----------------

Income before Income Taxes, allocation to
    Minority Interest, Income from
    Unconsolidated Real Estate Joint Ventures,
    Gain on Sales of Real Estate, Extraordinary
    Items and Cumulative Effect of a Change in
    Accounting Principle......................           31,694           37,443          75,168             77,817

Provision for income and other corporate taxes           (1,522)          (1,490)         (2,766)            (4,539)
Minority interest.............................             (288)            (568)           (324)              (357)
Income from unconsolidated real estate joint
    ventures..................................            3,277            7,653           6,665             10,698
Gain (loss) on sales of real estate...........            3,816           (3,937)          3,816             (2,456)
                                                  ---------------  --------------  ---------------  ----------------
Income before Extraordinary Items and Cumulative
    Effect of a Change in Accounting
    Principle.................................           36,977           39,101          82,559             81,163

Loss on early debt retirement.................                -          (17,966)              -            (17,966)
                                                  ---------------  --------------  ---------------  ----------------
Income before Cumulative Effect of a Change in
    Accounting Principle......................           36,977           21,135          82,559             63,197
Cumulative effect of a change in accounting
    principle.................................                -                -               -             (4,631)
                                                  ---------------  --------------  ---------------  ----------------

Net Income....................................           36,977           21,135          82,559             58,566

Dividends paid to special voting stockholders.              304                -             304                  -
                                                  ---------------  --------------  ---------------  ----------------

Net income available to common
     stockholders.............................    $      36,673    $      21,135   $      82,255    $        58,566
                                                  ===============  ==============  ===============  ================


    See accompanying notes to the combined consolidated financial statements

                                                                     Combined Consolidated Statements of Operations
                                                                               and Comprehensive Income (continued)
                                                                                                        (unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                      For the three months ended           For the six months ended
($ thousands, except share and per share                                 June 30                            June 30
amounts)
------------------------------------------------  -------------------------------  ---------------------------------
                                                            2002            2001             2002              2001
------------------------------------------------  ---------------  --------------  ---------------  ----------------
Per Share Amounts

Income per share available to common
   stockholders before extraordinary items
   and cumulative effect of a change in
   accounting principle
     Basic....................................    $         0.25   $         0.26  $        0.55    $          0.54
                                                  ===============  ==============  ===============  ================
     Diluted..................................    $         0.24   $         0.26  $        0.55    $          0.54
                                                  ===============  ==============  ===============  ================

Income per share available to common
   stockholders before cumulative effect of a
   change in accounting principle
     Basic....................................    $         0.25   $         0.14  $        0.55    $          0.42
                                                  ===============  ==============  ===============  ================
     Diluted..................................    $         0.24   $         0.14  $        0.55    $          0.42
                                                  ===============  ==============  ===============  ================

Net income per share available to common
   stockholders
     Basic....................................    $         0.25   $         0.14  $        0.55    $          0.39
                                                  ===============  ==============  ===============  ================
     Diluted..................................    $         0.24   $         0.14  $        0.55    $          0.39
                                                  ===============  ==============  ===============  ================

Weighted average shares outstanding
     Basic....................................        149,517,295    149,453,913    149,485,778         149,453,913
                                                  ===============  ==============  ===============  ================
     Diluted..................................        150,258,406    151,039,550    149,873,885         151,039,550
                                                  ===============  ==============  ===============  ================

Statements of Comprehensive Income

Net Income....................................    $      36,977    $      21,135   $     82,559     $        58,566
                                                  ---------------  --------------  ---------------  ----------------
Other comprehensive (loss) income, before taxes:
     Unrealized gains on investments in
       securities:
       Unrealized holding losses arising during
         the period...........................           (8,455)               -         (8,455)                  -
       Unrealized foreign currency exchange
         gains arising during the period......            5,365                -          5,365                   -
       Reclassification adjustment for the
         cumulative effect of a change in
         accounting principle included in income
                                                              -                -              -               4,351
     Unrealized foreign currency exchange gain
       on foreign operations..................            1,380                -          1,380                   -
     Unrealized derivative gains (losses):
       Effective portion of interest rate
         contracts............................           (6,309)           6,985         (5,129)              3,735
                                                  ---------------  --------------  ---------------  ----------------

Total other comprehensive (loss) income.......           (8,019)           6,985         (6,839)              8,086
                                                  ---------------  --------------  ---------------  ----------------

Comprehensive income..........................    $      28,958    $      28,120   $     75,720     $        66,652
                                                  ===============  ==============  ===============  ================


    See accompanying notes to the combined consolidated financial statements

                                                                                    Combined Consolidated Statement
                                                                                       of Changes in Owners' Equity
                                                                                                        (unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                                       For the six
                                                                                                 months ended June
                                                                                                                30
($ thousands)                                                                                                 2002
-------------------------------------------------------------------------------------------------------------------
Series B Convertible Preferred Stock, no shares authorized (December 31, 2001 - 1,100,000),
   $1.00 par value, no shares issued and outstanding at June 30, 2002 (December 31, 2001 -
   1,100,000)
   Balance, beginning of period.............................................................    $        1,100,000
   Conversion to Common Stock ..............................................................            (1,100,000)
                                                                                                -------------------
   Balance, end of period...................................................................    $                -
                                                                                                ===================

Class C Convertible Preferred Stock, no shares authorized (December 31, 2001 -
   750,000), $1.00 par value, no shares issued and outstanding at June 30, 2002 (December 31,
   2001 - 376,504)
   Balance, beginning of period.............................................................    $          414,154
   Issuance of 269,661 shares as consideration for net Trizec R & E Holding, Inc. (TREHI)
    assets received.........................................................................               296,627
   Issuance of 49,330 shares as consideration for Chelsfield plc stock received.............                54,263
   Issuance of 3,909 shares as consideration for investment in Borealis received............                 4,300
   Conversion to Common Stock...............................................................              (769,344)
                                                                                                -------------------
   Balance, end of period...................................................................    $                -
                                                                                                ===================

 Common Stock, 500,000,000 shares authorized (December 31, 2001 - 200,000,000), $0.01 par value, 150,020,309 shares issued and outstanding at June 30, 2002 (December 31, 2001 -
   38,220,000)
   Balance, beginning shares of period......................................................    $              382
   Issuance of 30,317 shares as consideration for net TREHI assets received .......................              -
   Issuance of 57,788,546 shares  for conversion of Series B Convertible Preferred Stock....                   578
   Issuance of 42,194,010 shares  for conversion of Class C Convertible Preferred Stock.....                   422
   Issuance of 11,616,636 shares under recapitalization plan stock split....................                   116
   Issuance of 170,800 shares upon exercise of warrant and stock options....................                     2
                                                                                                -------------------
   Balance, end of period...................................................................    $            1,500
                                                                                                ===================

Additional Paid-in Capital
   Balance, beginning of period.............................................................    $          922,844
   TREHI settlement of Advance from Parent..................................................               236,619
   Issuance of 30,317 shares of Common Stock and 269,661 shares of Class C Convertible
    Preferred Stock for TREHI contribution..................................................              (296,627)
   Issuance of 57,788,546 shares of Common Stock for conversion of Series B Convertible
    Preferred Stock.........................................................................             1,099,422
   Issuance of 42,194,010 shares of Common Stock for conversion of Class C Convertible
    Preferred Stock.........................................................................               768,922
   Preferred and Common Stock dividends in excess of available retained earnings............              (579,378)
   Issuance of 11,616,636 shares of Common Stock under recapitalization plan stock split....                  (117)
   Intrinsic value of stock option grant....................................................                 6,011
   Deemed distribution on acquisition of 151 Front Street...................................                  (486)
   Issuance of 170,800 shares of Common Stock upon exercise of options and warrants.........                 1,608
   Deemed equity contribution on repayment of Advances to parent............................                22,113
                                                                                                -------------------
   Balance, end of period...................................................................    $        2,180,931
                                                                                                ===================

Total Owners' Capital, end of year..........................................................    $        2,182,431
                                                                                                ===================


                                                                                    Combined Consolidated Statement
                                                                           of Changes in Owners' Equity (continued)
                                                                                                        (unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                                       For the six
                                                                                                      months ended
                                                                                                           June 30
($ thousands)                                                                                                 2002
-------------------------------------------------------------------------------------------------------------------
Retained Earnings
   Balance, beginning of period.............................................................    $            6,514
   Net income...............................................................................                82,559
   Dividends................................................................................               (77,261)
                                                                                                -------------------

   Balance, end of period...................................................................    $           11,812
                                                                                                ===================

Unearned Compensation
   Balance, beginning of period.............................................................    $           (6,701)
   Options granted..........................................................................                (6,011)
   Reorganization expense for vested options................................................                 2,002
   Amortization of escrowed share grants....................................................                 2,124
                                                                                                -------------------
   Balance, end of period...................................................................    $           (8,586)
                                                                                                ===================

Accumulated Other Comprehensive Loss
   Balance, beginning of period.............................................................    $           (1,818)
   Other comprehensive income ..............................................................                (6,839)
                                                                                                -------------------

   Balance, end of period...................................................................    $           (8,657)
                                                                                                ===================


    See accompanying notes to the combined consolidated financial statements

                                                                     Combined Consolidated Statements of Cash Flows
                                                                                                        (unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                         For the six months ended
                                                                                                          June 30
                                                                      ---------------------------------------------
($ thousands)                                                                         2002                   2001
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income.......................................................     $           82,559     $            58,566
Adjustments to reconcile net income to net cash provided by
   operating activities:
    Income from unconsolidated real estate joint ventures........                 (6,665)                (10,698)
    Depreciation and amortization expense........................                 81,559                  80,713
    Amortization of financing costs..............................                  3,051                   7,105
    (Gain) loss on sales of real estate..........................                 (3,816)                  2,456
    Minority interest............................................                    324                     357
    Derivative losses............................................                      -                     456
    Deferred compensation........................................                  2,124                   3,222
    Loss from securities investments.............................                      -                   4,193
    Deferred income tax expense..................................                      -                   2,436
    Loss on early debt retirement................................                      -                   4,211
    Cumulative effect of a change in accounting principle........                      -                   4,631
    Reorganization costs.........................................                  2,002                       -
Changes in assets and liabilities:
    Escrows and restricted cash..................................                (24,588)                101,100
    Office tenant receivables, net...............................                  4,235                  (1,609)
    Other receivables, net.......................................                 (2,331)                 (6,932)
    Deferred rent receivables, net...............................                (15,405)                (10,636)
    Prepaid expenses and other assets............................                (18,451)                  1,206
    Accounts payable, accrued liabilities and other liabilities..                (30,409)                 17,021
                                                                      ---------------------  ---------------------

Net cash provided by operating activities........................                 74,189                 257,798
                                                                      ---------------------  ---------------------

Cash Flows from Investing Activities
    Properties:
      Acquisitions...............................................                (72,211)               (181,740)
      Development expenditures...................................                (45,830)               (178,139)
      Tenant improvements and capital expenditures...............                (42,737)                (43,280)
      Tenant leasing costs.......................................                (13,549)                 (6,251)
      Dispositions...............................................                 82,053                 104,216
    Unconsolidated real estate joint ventures:
      Investments................................................                 (7,709)                 (8,518)
      Distributions..............................................                  6,644                   7,577
                                                                      ---------------------  ---------------------

    Net cash used in investing activities........................                (93,339)               (306,135)
                                                                      ---------------------  ---------------------

                                                         Combined Consolidated Statements of Cash Flows (continued)
                                                                                                        (unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                         For the six months ended
                                                                                                         June 30,
                                                                      ---------------------------------------------
($ thousands)                                                                       2002                    2001
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Long-term debt:
      Acquisition...............................................                   4,000                  27,500
      Development financing.....................................                  61,174                 105,021
      Refinancing expenditures..................................                  (2,495)                (19,858)
      Principal repayments......................................                 (32,725)             (1,171,233)
      Repaid on dispositions....................................                       -                  (1,321)
       Draw on credit line......................................                 335,000                       -
       Property financings......................................                  41,083               1,441,390
    Net advance to parent company and affiliates................                  77,746                 (24,420)
    Issuance of common stock....................................                   1,774                       -
    Distribution of Additional paid-in capital..................                    (486)                      -
    Dividends...................................................                (656,639)                      -
                                                                      --------------------   ---------------------

    Net cash (used in) provided by financing activities.........                (171,568)                357,079
                                                                      --------------------   ---------------------

Net (Decrease) Increase in Cash and Cash Equivalents............                (190,718)                308,742

Cash and Cash Equivalents, beginning of period..................                 297,434                  70,195
                                                                      --------------------   ---------------------

Cash and Cash Equivalents, end of period........................      $          106,716     $           378,937
                                                                      ====================   =====================



Supplemental Cash Flow Disclosures:

Cash paid during the six months for:

     Interest......................................................   $           88,718      $           87,109
                                                                      ====================   =====================

     Interest capitalized to properties under development..........   $            1,559     $            16,493
                                                                      ====================   =====================

     Other corporate taxes.........................................   $            3,150     $             4,209
                                                                      ====================   =====================

Non-cash investing and financing activities:

     Mortgage debt assumed upon obtaining control of joint venture
       investment..................................................   $          105,555     $           194,674
                                                                      ====================   =====================

     Transfer of joint venture interest to real estate upon obtaining
       control.....................................................   $           13,514     $            70,680
                                                                      ====================   =====================

     Issuance of Class C Convertible Preferred Stock in exchange for
       other assets................................................   $          355,190     $                -
                                                                      ====================   =====================

     Retirement of Advance from parent in exchange for common stock of
       TREHI.......................................................   $          236,619     $                -
                                                                      ====================   =====================

     Retirement of Advance to parent in exchange for other assets..   $           35,000     $                -
                                                                      ====================   =====================

     Other non-cash financings.....................................   $                -     $             3,000
                                                                      ====================   =====================


    See accompanying notes to the combined consolidated financial statements

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


1.       ORGANIZATION AND DESCRIPTION OF THE BUSINESS

         The organization presented in these interim financial statements is not a legal entity for the entire periods presented. It is a combination of all the United States ("U.S.") assets that TrizecHahn Corporation ("TrizecHahn"), our former parent company and currently an indirect, wholly owned subsidiary of Trizec Canada Inc., owned directly or indirectly. Trizec Properties is a corporation organized under the laws of the State of Delaware and was ultimately a substantially wholly-owned subsidiary of TrizecHahn. Trizec Properties is a 40% owned subsidiary of Emerald Blue Kft ("direct parent"), which is an indirect wholly-owned subsidiary of Trizec Canada Inc. A plan of arrangement (the "Reorganization") was approved by the TrizecHahn shareholders on April 23, 2002. On February 14, 2002, the amended registration statement on Form 10 of Trizec Properties, Inc. was declared effective by the Securities and Exchange Commission and, accordingly, Trizec Properties, Inc. became subject to the reporting requirements of a public U.S. registrant. On May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties, Inc. commenced trading on the New York Stock Exchange.

         The accompanying interim financial statements present, on a combined consolidated basis, all of the U.S. assets of TrizecHahn, substantially all of which are owned and operated by Trizec Properties, Inc. ("Trizec Properties", formerly known as TrizecHahn (USA) Corporation) and Trizec R & E Holdings, Inc. (("TREHI") formerly known as TrizecHahn Developments Inc.), TrizecHahn's two primary U.S. operating and development companies. On March 14, 2002, TREHI was contributed to Trizec Properties as described in Note 6. All of the combined entities were substantially wholly-owned subsidiaries of the common parent TrizecHahn. Collectively the combination of all these assets is referred to as the "Corporation".

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

         The Corporation operates primarily in the U.S. where it owns, manages and develops office buildings and mixed-use properties. At June 30, 2002, it had ownership interests in and managed a high-quality portfolio of 74 U.S. office properties concentrated in the central business districts of seven major U.S. cities. In addition, the Corporation through TREHI has completed the development of and is stabilizing the three retail/entertainment projects, which are being held for disposition in an orderly fashion. At the end of 2000, Trizec Properties decided that it would elect to be taxed as a real estate investment trust ("REIT") pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing in 2001.

2.       SIGNIFICANT ACCOUNTING POLICIES

a.       Basis of Presentation

         The interim financial statements include the combined accounts of Trizec Properties and TREHI and of all subsidiaries in which they have a controlling interest. Prior to the contribution of TREHI to Trizec Properties, both Trizec Properties and TREHI were indirect wholly-owned subsidiaries under the common control of TrizecHahn. The accompanying interim financial statements have been presented using TrizecHahn's historical cost basis. All significant intercompany balances and transactions have been eliminated.

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


2.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

a.       Basis of Presentation (Cont'd)

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

         Certain prior period figures have been reclassified to conform to current year presentation.

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

c.       Income Per Share

         In connection with the Reorganization, the Corporation modified the number of its issued and outstanding shares of Common Stock as described in Note 7 and issued 8,368,932 options and 8,772,418 warrants to purchase shares of Common Stock. This resulted in 149,849,246 shares of Common Stock and 17,141,350 options or warrants being outstanding on May 8, 2002.

         At June 30, 2002, the Corporation had 150,020,309 shares of common stock issued and outstanding. The weighted average number shares outstanding for the three months ended June 30, 2002 for determining basic earnings per share was 149,517,295 (six months ended June 30, 2002 - 149,485,778). For the three months ended June 30, 2002, dilutive shares outstanding were increased by 741,111 in respect of stock options, warrants and escrow share grants that had a dilutive effect (six months ended June 30, 2002 - 388,107). For the three months and six months ended June 30, 2002, 4,617,702 stock options and 3,776,701 warrants were not included in the computation of diluted income per share as they would have had an anti-dilutive effect. The dilutive shares were calculated based on $16.73 per share, which represents the average trading price from May 8, 2002, the date the Corporation's Common Stock began trading, to June 30, 2002.

         For the periods ended June 30, 2001, dilutive shares outstanding were increased by 1,585,637 in respect of stock options and warrants respectively that had a dilutive effect. For the prior periods presented, 4,839,952 stock options and 2,959,858 warrants were not included in the computation of diluted income per share as they would have had an anti-dilutive effect. Basic and diluted net income per share of common stock have been computed by dividing the net income for each period presented by the number of outstanding shares of common stock issued on May 8, 2002. All Trizec Properties common stock equivalents at May 8, 2002 were considered for the purpose of determining dilutive shares outstanding. The Corporation used the price of its Common Stock on May 8, 2002 to determine the dilutive effect.

         For the three months ended June 30, 2001, the Corporation recorded a loss on early debt retirement of $17,966 or $0.12 per share.

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


2.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

d.       Change in Accounting Principle

         The Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") as of January 1, 2001. The cumulative effect of this accounting change reduced net income for the six months ended June 30, 2001 by $4,631 or $0.03 per share.

e.       Recent Accounting Pronouncements

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

         On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS No. 145"). FAS No. 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (FAS
         No. 4"), and the amendment to FAS No. 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS No. 145 is effective for transactions occurring subsequent to May 15, 2002. The Corporation does not expect FAS No. 145 to have any impact on the Corporation beyond classification of costs related to early extinguishments of debt, which were previously shown as extraordinary items.

3.       REAL ESTATE

         The Corporation's investment in real estate is comprised of:

                                                                            June 30          December 31
                                                                               2002                 2001
                                                                    ----------------    -----------------
Properties
    Held for the long term........................................  $     4,425,408     $    4,329,889
    Held for disposition..........................................          655,128            630,558
                                                                    ----------------    -----------------

                                                                    $     5,080,536     $    4,960,447
                                                                    ================    =================

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


3.       REAL ESTATE (CONT'D)

         Properties held for disposition include certain properties that the Corporation has decided to dispose of in an orderly manner over a reasonable sales period. At June 30, 2002, properties held for disposition included three retail/entertainment projects, a technology center development property, two office properties and certain remnant retail land sites.

a.       Properties - Held for the Long Term

                                                                             June 30         December 31
                                                                                2002                2001
                                                                     ----------------    ------------------
Rental properties
   Land ..........................................................   $       523,677     $       519,682
   Buildings and improvements.....................................         4,004,947           3,866,714
   Tenant improvements............................................           264,301             250,824
   Furniture, fixtures and equipment..............................            12,599              14,060
                                                                     ----------------    ------------------
                                                                           4,805,524           4,651,280
   Less:  accumulated depreciation................................          (494,407)           (432,562)
                                                                     ----------------    ------------------
                                                                           4,311,117           4,218,718

Properties under development......................................            86,271              82,515
Properties held for future development............................            28,020              28,656
                                                                     ----------------    ------------------
                                                                     $     4,425,408     $     4,329,889
                                                                     ================    ==================

b.       Properties - Held for Disposition

                                                                             June 30           December 31
                                                                                2002                  2001
                                                                     ----------------    ------------------
Rental properties.................................................   $       294,575     $       275,983
Properties under development......................................           349,475             306,630
Properties held for development...................................            11,078              47,945
                                                                     ----------------    ------------------


                                                                     $       655,128     $       630,558
                                                                     ================    ==================


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

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


3.       REAL ESTATE (CONT'D)

                                                      For the three months ended            For the six months ended
                                                                         June 30                             June 30
                                                  -------------------------------   --------------------------------
                                                            2002            2001             2002              2001
                                                  --------------- ---------------   --------------  ----------------
         Total Revenue........................    $      26,042   $      13,816     $      49,604   $        16,555
         Less:  operating expenses and property
            taxes.............................          (12,309)         (6,403)          (23,500)           (8,385)
                                                  --------------- ---------------   --------------  ----------------

         Property operating income............    $      13,733   $       7,413     $      26,104   $         8,170
                                                  =============== ===============   ==============  ================


c.       Dispositions



      Date                                                                  Rentable          Sales          Gain/(Loss)
      Sold                    Property                   Location            Sq. Ft.          Price            on Sale
------------------    --------------------------    -------------------    ------------     -----------    -----------------
January 31            Hanover Office Park           Greenbelt, MD               16,000      $      885     $            31
February 20           Valley Industrial Park        Seattle, WA                      -          27,382                  64
April 24              Perimeter Woods               Charlotte, NC              313,000          26,119                  34
June 11               Clybourne Technology          Chicago, IL                      -          11,599               1,710
June 24               Warner Center,
                         Panavision Building        Los Angeles, CA            148,000          13,461                (122)
Various               Residual lands and
                         refusal rights             Various                          -           2,607               2,099
                                                                                            -----------    -----------------

                                                                                            $   82,053     $         3,816
                                                                                            ===========    =================


         Hanover Office Park, Valley Industrial Park, Perimeter Woods and Clybourne Technology were classified as held for disposition at December 31, 2001.

d.       Acquisitions


                                                                                                                 Total
       Date                                                                       Rentable                     Acquisition
     Acquired                 Property                    Location                 Sq. Ft.                        Cost
-------------------  ---------------------------      ------------------        -------------              -----------------
April 12, 2002       151 Front Street                 Toronto, ON                   227,000                $         29,115
June 3, 2002         10 and 120 Riverside -           Chicago, IL                                                     7,150
                     acquisition of ground
                     lease and other obligations
June 4, 2002         Ernst & Young Plaza              Los Angeles, CA             1,252,000                         115,112
                                                                                                           -----------------
                                                                                                           $        151,377
                                                                                                           =================


         On June 4, 2002, the Corporation obtained control of the Ernst & Young Plaza by acquiring the remaining 75% interest it did not own. The Corporation paid $35,946 in cash and assumed $79,166 in debt related to the 75% interest acquired. In addition, the Corporation transferred $26,389 in debt related to its pro rata share of the joint venture debt, $1,386 in net working capital and $13,514 from investment in unconsolidated real estate joint ventures. The Corporation has consolidated the results of operations from June 4, 2002.

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


3.       REAL ESTATE (CONT'D)

         The Corporation acquired 151 Front Street from TrizecHahn and, accordingly, the acquisition has been recorded using TrizecHahn's historic values (see Note 6 (a)). The Corporation has classified this property as held for disposition.

4.       UNCONSOLIDATED REAL ESTATE JOINT VENTURES

         The Corporation participates in incorporated and unincorporated joint ventures and partnerships with other ventures in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.

a.       Unconsolidated Real Estate Joint Venture Financial Information

         On June 4, 2002, the Corporation acquired the remaining 75% interest in the Ernst & Young Plaza which it did not already own. As a result of this acquisition, the Corporation now consolidates this property.

         The following represents combined summarized financial information of the unconsolidated real estate joint ventures.

Balance Sheets                                                               June 30            December 31
                                                                                2002                   2001
                                                                     ----------------    ------------------
Assets
Real estate, net..................................................   $       977,564     $       1,206,887
Other assets......................................................           161,366               157,973
                                                                     ----------------    ------------------

Total Assets .....................................................   $     1,138,930     $       1,364,860
                                                                     ================    ==================

Liabilities
Mortgage debt ....................................................   $       585,977     $         687,305
Other liabilities.................................................            35,928                73,636
Partners' equity..................................................           517,025               603,919
                                                                     ----------------    ------------------

Total Liabilities and Equity......................................   $     1,138,930     $       1,364,860
                                                                     ================    ==================

Corporation's Share of Equity.....................................   $       283,458     $         289,242
                                                                     ================    ==================

Corporation's Share of Mortgage Debt..............................   $       334,974     $         351,063
                                                                     ================    ==================


                                                      For the three months ended          For the six months ended
Statements of Operations                                        June 30                           June 30
                                         -------------------------------   --------------------------------
                                                   2002            2001             2002             2001
                                         --------------- ---------------   --------------  ----------------
Total Revenues.......................    $       53,455  $      52,954     $     106,827   $      110,279
                                         --------------- ---------------   --------------  ----------------

Expenses
    Operating and other..............            25,921         23,046            51,946           48,475
    Interest.........................            11,523         15,713            22,528           28,525
    Depreciation and amortization....             9,190          2,246            18,242           13,961
                                         --------------- ---------------   --------------  ----------------

Total Expenses.......................            46,634         41,005            92,716           90,961
                                         --------------- ---------------   --------------  ----------------

Net Income...........................    $        6,821  $      11,949     $      14,111   $       19,318
                                         =============== ===============   ==============  ================

Corporation's Share of Net Income....    $        3,277  $       7,653     $       6,665   $       10,698
                                                  =============== ===============   ==============  ================

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


4.       UNCONSOLIDATED REAL ESTATE JOINT VENTURES (CONT'D)

b.       Liability for Obligations of Partners

         The Corporation is contingently liable for certain obligations of its partners in such ventures. In each case, all of the assets of the venture are available for the purpose of satisfying such obligations. The Corporation had guaranteed or was otherwise contingently liable for approximately $14,401 at June 30, 2002 (December 31, 2001 - $12,968) of
         its partners' share of recourse property debt.

5.       MORTGAGE DEBT AND OTHER LOANS

                        Properties Held for     Properties Held for
                           the Long Term            Disposition                           Total Debt
                       ----------------------  -----------------------  -----------------------------------------------
                        Weighted                Weighted                 Weighted                  Weighted
                         average                 average                  average                   average
                        interest                interest                 interest                  interest
                        rates at                rates at                 rates at                  rates at
                         Jun. 30    Jun. 30      Jun. 30      Jun. 30     Jun. 30      Jun. 30      Dec. 31        Dec. 31
                            2002       2002         2002         2002        2002         2002         2001           2001
                       ---------------------------------------------------------------------------------------------------
Collateralized
property loans:
   At fixed rates          6.88% $2,079,709           -%  $         -       6.88%   $2,079,709        6.89%     $2,106,664
   At variable rates       2.94%    660,634        3.59%      433,193       3.20%    1,093,827        3.00%        886,108

Other loans                3.44%    341,683        5.67%       56,153       3.76%      397,836        8.10%         25,026
                       ----------------------  -----------------------     ----------------------  ------------------------

                           5.66% $3,082,026        3.83%  $   489,346       5.40%   $3,571,372        5.76%     $3,017,798
                       ======================  =======================  ======================= ==========================


         In the table above, mortgage debt and other loans have been presented on a basis consistent with the classification of the underlying collateralized properties, by properties held for the long term or held for disposition.

a.       Collateralized Property Loans

         Property loans are collateralized by deeds of trust or mortgages on properties, and mature at various dates between August 1, 2002 and May 15, 2011.

         At June 30, 2002, the Corporation had fixed the interest rates on $150 million (December 31, 2001 - $150 million) of the debt classified as fixed, in the above table, by way of interest rate swap contracts with a weighted average interest rate of 6.01% and maturing on March 15, 2008. The cost to unwind these interest swap contracts was approximately $7.9 million at June 30, 2002 (December 31, 2001 - $3.6 million).

b.       Line of Credit

         The Corporation has a three-year, $350 million unsecured revolving credit facility with a group of banks. The amount of the credit facility available to be borrowed at any time is determined by the unencumbered properties that the Corporation owns and that satisfy certain conditions of eligible properties. The amount eligible to be borrowed at June 30, 2002 was $350 million and $335 million was outstanding under this facility (December 31, 2001 - nil).

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


5.       MORTGAGE DEBT AND OTHER LOANS (CONT'D)

b.       Line of Credit (cont'd)

         The financial covenants defined in the revolving credit agreement include tests of total debt as a percentage of total asset value (maximum 60%) and total secured debt as a percentage of total asset value (maximum 55%). At June 30, 2002, the Corporation's total debt to total asset value percentage was 59.3% and the percentage of total secured debt to total asset value was 53.9%. As these covenants are sensitive to quarterly fluctuations in property operations, debt levels and other factors, there can be no assurance that the Corporation will be able to continue to satisfy these requirements over the next several quarters.

         Accordingly, the Corporation is in discussions with its lead bank concerning modifying these covenants and other terms of the revolving credit facility. While the Corporation believes that it will be successful in these discussions, there can be no assurance that the required number of participating banks will agree to such modifications. In that event, the Corporation intends to refinance the facility and believes it will be able to do so on commercially reasonable terms.

c.       Guarantees of Indebtedness

         At December 31, 2001, $241,616 of guarantees in connection with mortgage debt and other loans, including the Corporation's pro rata share of certain unconsolidated joint venture debt, had been provided by certain subsidiaries of TrizecHahn. As a consequence of the Reorganization, these guarantees have been assumed by the Corporation.

6.       RELATED PARTY INFORMATION

a.       Transactions During 2002

         i.   TREHI

         On January 1, 2002, TREHI settled its existing advance from parent of $236,619 in exchange for issuing 237 shares of TREHI common stock to TrizecHahn. As a result of this transaction, Advance from Parent was reduced by $236,619 with a corresponding increase to Additional paid-in capital.

         On March 14, 2002, TrizecHahn contributed its investment in TREHI to Trizec Properties in exchange for 30,317 shares of Trizec Properties Common Stock and 269,661 shares of Trizec Properties Class C Convertible Preferred Stock. As a result of this transaction, Trizec Properties Class C Convertible Preferred Stock was increased by $296,627 with a corresponding decrease to Additional paid-in capital.

         ii.  Acquisition of 151 Front Street

         On April 12, 2002, TrizecHahn transferred its interest in 151 Front Street, Toronto, Ontario, to the Corporation for approximately $29.6 million in cash. As a result of this related party transaction, the Corporation has recorded property value of approximately $29.1 million which is TrizecHahn's historical cost basis. The difference between cash paid and the historic book value has been recorded as a distribution of Additional paid-in capital. 151 Front Street has been classified as a property held for disposition.

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


6.       RELATED PARTY INFORMATION (CONT'D)

a.       Transactions During 2002 (cont'd)

         iii. Contribution of Chelsfield plc

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

         The Corporation's investment in Chelsfield plc has been designated as an equity investment available for sale. The investment is carried at fair value with the resulting unrealized gain or loss, including any unrealized foreign currency exchange gain or loss, being recorded in other comprehensive income.

         iv.  Contribution of Borealis

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

b.       Other Related Party Information

                                                                               June 30         December 31
                                                                                  2002                2001
                                                                       ----------------   -----------------
Non-interest bearing advances from Trizec Properties to the parent
  and affiliated companies.........................................    $             -    $         90,633
                                                                       ================   =================

Non-interest bearing advances from the parent and affiliated
  companies to TREHI...............................................    $             -    $        236,619
                                                                       ================   =================


         As part of the Reorganization, TrizecHahn repaid its remaining advances from the Corporation.

         At December 31, 2001, the non-interest bearing advances from and to the parent and affiliated companies were unsecured and due on demand.

7.       OWNERS' EQUITY

a.       Reorganization

         On May 7, 2002, all issued and outstanding shares of Series B Convertible Preferred Stock and all outstanding Class C Convertible Preferred Stock (except 4 shares held by a charity which were converted on May 21, 2002) were converted into Common Stock and the outstanding shares of Common Stock were split on a 1.0840374367693 for 1 basis resulting in 149,805,946 shares being owned indirectly by TrizecHahn and 43,300 shares being owned by third party charities. On May 8, 2002, TrizecHahn completed the Reorganization with the result that, as of May 8, 2002, 59,922,379 shares of Common Stock were owned directly or indirectly by Trizec Canada Inc. and 89,926,867 shares were owned by former TrizecHahn shareholders and by third party charities. Additionally, the Corporation issued 8,368,932 options and 8,772,418 warrants to purchase shares of Common Stock in connection with the Reorganization.

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


7.       OWNERS' EQUITY (CONT'D)

a.       Reorganization (cont'd)

         The 8,368,932 options granted on May 8, 2002 as part of the Reorganization were granted to replace existing TrizecHahn options. The vesting period, expiry date and exercise price (which has been restated to United States dollars at the conversion rate on May 8, 2002) of the newly issued options are the same as the options which they replaced. The exercise price of certain of these options was less than the Corporation's share price on May 8, 2002. The Corporation recognized $6,011 as unearned compensation which represents the intrinsic value of the options on the grant date. The Corporation immediately recorded a reorganization expense of $2,002, which represents the options that were already vested on the grant date. The remaining $4,009 of unearned compensation will be recognized into earnings over the vesting period of the options.

b.       Dividends

         On March 29, 2002, the Corporation paid $12,405 of cumulative dividends on its Class C Convertible Preferred Stock.

         In connection with the Reorganization, the Corporation paid cash dividends of $630,803, of which $51,425 has been charged to Retained earnings and the remainder has been charged against Additional paid-in capital. The 8,772,418 warrants issued in connection with the Reorganization were recognized as a non-cash dividend of $24,208, the fair value of the warrants.

         On June 27, 2002, the Corporation paid $13,127 as a dividend to the holders of the common stock. Pursuant to the terms of the special voting shares, on June 27, 2002, the Corporation paid $304 as a special dividend which represented the withholding taxes on the common stock dividend paid June 27, 2002 to TrizecHahn.

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

         The following presents internal property operating income by reportable segment for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001.

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


8.       SEGMENTED INFORMATION (CONT'D)

         For the three months ended June 30, 2002 and 2001

                                                                                       Office Properties
                                           -------------------------------------------------------------------------------------
                                                   Atlanta              Chicago              Dallas               Houston
                                                   -------              -------              ------               -------
                                               2002       2001       2002      2001       2002      2001       2002       2001
                                               ----       ----       ----      ----       ----      ----       ----       ----
         Property operations
           Total property revenue......    $ 20,486  $  18,762   $ 17,062  $ 14,333  $  24,703  $ 28,969  $  29,080  $  32,576
           Total property expense......      (7,701)    (7,267)    (7,689)   (8,004)   (13,624)  (13,363)   (13,240)   (14,571)
                                           --------- ----------  --------- --------- ---------- --------- ---------- ----------
         Internal property operating
          income......................     $ 12,785  $  11,495   $  9,373  $  6,329  $  11,079  $ 15,606  $  15,840  $  18,005
                                           ========= ==========  ========= ========= ========== ========= ========== ==========


                                           ---------------------
                                                 Los Angeles
                                                 -----------
                                               2002        2001
                                               ----        ----

         Property operations
           Total property revenue......    $ 12,857  $   10,395
           Total property expense......      (5,072)     (4,380)
                                           --------- -----------
         Internal property operating
          income......................     $  7,785  $    6,015
                                           ========= ===========

                                                                         Office Properties (Cont'd)
                                         --------------------------------------------------------------------------------------
                                                   New York           Washington D.C.     Secondary Markets       Total Office
                                                  --------           ---------------      -----------------       ------------
                                               2002       2001       2002      2001       2002      2001       2002       2001
                                               ----       ----       ----      ----       ----      ----       ----       ----
         Property operations
           Total property revenue......  $   48,652  $  48,389   $ 31,461  $ 32,419   $ 51,823  $ 56,014  $ 236,124  $ 241,857
           Total property expense......     (19,328)   (18,228)   (11,772)  (10,457)   (20,488)  (24,064)   (98,914)  (100,334)
                                         ----------- ----------  --------- ---------  --------- --------- ---------- ----------
         Internal property operating
          income......................   $   29,324  $  30,161   $ 19,689  $ 21,962   $ 31,335  $ 31,950  $ 137,210  $ 141,523
                                         ==========  ==========  ========= =========  ========= ========= ========== ==========


                                                   Retail                 Total
                                                   ------
                                             2002       2001         2002       2001
                                             ----       ----         ----       ----
         Property operations
           Total property revenue......  $  26,911  $ 11,118   $  263,035  $ 252,975
           Total property expense......    (16,548)   (3,727)    (115,462)  (104,061)
                                         ---------- ---------   ---------  ---------
         Internal property operating
          income......................    $ 10,363   $  7,391   $  147,573  $ 148,914
                                         =========  =========   =========   =========

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


8.       Segmented Information (CONT'D)

         For the six months ended June 30, 2002 and 2001

                                                                                       Office Properties
                                           -------------------------------------------------------------------------------------
                                                 Atlanta              Chicago              Dallas               Houston
                                                 -------              -------              ------               -------
                                               2002       2001       2002      2001       2002      2001       2002       2001
                                               ----       ----       ----      ----       ----      ----       ----       ----
           Property operations
             Total property revenue......  $ 41,293  $  37,325  $  33,959  $ 26,592  $  49,216  $ 56,419  $  59,755  $  64,517
             Total property expense......   (15,721)   (14,479)   (15,115)  (15,749)   (26,770)  (25,826)   (26,504)   (28,494)
                                           --------- ---------- ---------- --------- ---------- --------- ---------- ----------
           Internal property operating
            income......................   $ 25,572  $  22,846  $  18,844  $ 10,843  $  22,446  $ 30,593  $  33,251  $  36,023
                                           ========= ========== ========== ========= ========== ========= ========== ==========



                                           ---------------------
                                               Los Angeles
                                               -----------
                                               2002        2001
                                               ----        ----

           Property operations
             Total property revenue......  $  24,179   $ 20,493
             Total property expense......     (9,739)    (8,211)
                                           ---------   ---------
           Internal property operating
            income......................
                                           $  14,440   $ 12,282
                                           =========   =========


                                                                       Office Properties (Cont'd)
                                           ------------------------------------------------------------------------------------
                                                New York          Washington D.C.     Secondary Markets       Total Office
                                                --------          ---------------     -----------------       ------------
                                               2002       2001       2002      2001       2002      2001       2002       2001
                                               ----       ----       ----      ----       ----      ----       ----       ----
           Property operations
             Total property revenue......  $ 97,872  $  95,454  $  64,279  $ 63,727  $ 102,345  $110,391  $ 472,898  $ 474,918
             Total property expense......   (38,305)   (35,957)   (23,638)  (20,251)   (43,683)  (49,020)  (199,475)  (197,987)
                                           --------- ---------- ---------- --------- ---------- --------- ---------- ----------
           Internal property operating
            income......................   $ 59,567  $  59,497  $  40,641  $ 43,476  $  58,662  $ 61,371  $ 273,423  $ 276,931
                                           ========= ========== ========== ========= ========== ========= ========== ==========


                                                 Retail                     Total
                                                 ------                     -----
                                               2002       2001         2002         2001
                                               ----       ----
           Property operations
             Total property revenue......  $ 51,227    $ 17,080   $ 524,125    $ 491,998
             Total property expense......   (30,560)     (6,164)   (230,035)    (204,151)
                                           ---------   ---------
           Internal property operating
            income......................   $ 20,667    $ 10,916   $ 294,090    $ 287,847
                                           =========   ========

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


8.       SEGMENTED INFORMATION (CONT'D)

         The following is a reconciliation of internal property operating income to income before extraordinary items and cumulative effect of a change in accounting principle.

                                                      For the three months ended           For the six months ended
                                                                         June 30                            June 30
                                                  -------------------------------   --------------------------------
                                                            2002            2001             2002              2001
                                                  --------------- ---------------   --------------  ----------------
         Internal property revenue............    $      263,035  $      252,975          524,125   $       491,998
          Less:  real estate joint venture
            property revenue..................           (27,069)        (24,236)         (53,755)          (53,508)
         Interest income......................             2,090           3,885            4,797             7,450
                                                  --------------- ---------------   --------------  ----------------

         Total revenues.......................           238,056         232,624          475,167           445,940
                                                  --------------- ---------------   --------------  ----------------

         Internal property operating expenses.          (115,462)       (104,061)        (230,035)         (204,151)
         Less:  real estate joint venture
            operating expenses................            13,670          10,948           27,008            23,803
                                                  --------------- ---------------   --------------  ----------------
         Total operating expenses and property
            taxes.............................          (101,792)        (93,113)        (203,027)         (180,348)
                                                  --------------- ---------------   --------------  ----------------

         General and administrative expenses..           (12,169)         (5,578)         (18,684)          (10,562)
         Interest expense.....................           (49,313)        (38,406)         (94,727)          (77,929)
         Depreciation and amortization expense           (41,086)        (41,165)         (81,559)          (80,713)
         Reorganization costs.................            (2,002)        (11,184)          (2,002)          (13,922)
         Loss from securities investments.....                 -          (5,279)               -            (4,193)
         Derivative losses....................                 -            (456)               -              (456)
         Provision for income and other
            corporate taxes...................            (1,522)         (1,490)          (2,766)           (4,539)
         Minority interest....................              (288)           (568)            (324)             (357)
         Income from unconsolidated real estate
            joint ventures....................             3,277           7,653            6,665            10,698
         Gain (loss) on sales of real estate..             3,816          (3,937)           3,816            (2,456)
                                                  --------------- ---------------   --------------  ----------------

         Income before Extraordinary items and
            Cumulative Effect of a Change in
            Accounting Principle..............    $       36,977  $       39,101    $      82,559   $        81,163
                                                  =============== ===============   ==============  ================


9.       CONTINGENCIES

a.       Litigation

         The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims that arise from time to time. While the final outcome with respect to claims and litigation pending at June 30, 2002, cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

                         Notes to the Combined Consolidated Financial Statements
                               ($ thousands, except share and per share amounts)
--------------------------------------------------------------------------------


9.       CONTINGENCIES (CONT'D)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In the remainder of this Form 10-Q, the terms "we", "us", "our" and "our company" refer to the combined operations of all of the former U.S. holdings of our former parent company, TrizecHahn Corporation (currently an indirect, wholly owned subsidiary of Trizec Canada Inc.), substantially all of which are owned and operated by Trizec Properties, Inc., Trizec R & E Holdings, Inc. (formerly known as TrizecHahn Developments Inc.) and their respective consolidated subsidiaries. On March 14, 2002, Trizec R & E Holdings, Inc. was contributed to Trizec Properties, Inc.

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


Overview

         We are the second largest fully integrated, self-managed, publicly traded office company in the United States based on the square footage of our owned and managed properties as of July 24, 2002, according to our internal estimates based on publicly available information about our competitors as of June 30, 2002. We are principally engaged in owning and managing office properties in the United States. At June 30, 2002, we had total assets of $6.1 billion and owned interests in or managed 74 office properties containing approximately 49 million square feet, with our pro rata ownership interest totaling approximately 42 million square feet. Based on square footage, approximately 78% of our buildings are located in central business districts, or CBDs, of major U.S. cities, including Atlanta, Chicago, Dallas and Houston and the Los Angeles, New York and Washington, D.C. areas, and approximately 76% of our buildings are Class A. We consider Class A office buildings to be buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates and that are modern structures or have been modernized to compete with newer buildings.

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

Results of Operations

         The following discussion is based on our combined consolidated interim financial statements for the three months ended June 30, 2002 and 2001, and for the six months ended June 30, 2002 and 2001.

         The combined consolidated interim financial statements present all of TrizecHahn Corporation's former U.S. holdings, all of which are now owned and operated by us. Prior to TrizecHahn Corporation's corporate reorganization, we, along with our subsidiary Trizec R & E Holding Inc. (formerly known as TrizecHahn Developments Inc., which became our subsidiary on March 14, 2002) were TrizecHahn Corporation's two primary U.S. operating and development companies. The combined entities and their subsidiaries were under the common control of TrizecHahn Corporation and have been presented utilizing the historical cost basis of TrizecHahn Corporation. For additional information about TrizecHahn Corporation's corporate reorganization, see "Part II - Other Information - Item 5. Other Information" in this Form 10-Q.

         We have had acquisition, disposition and development activity in our property portfolio in the periods presented. The table that follows is a summary of our acquisition and disposition activity from January 1, 2001 to June 30, 2002 and reflects our total portfolio at June 30, 2002. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint venture or managed property.

                                                        U.S. Office                          Retail/Entertainment
                                          ---------------------------------------  -----------------------------------------
                                                                       Pro rata                                  Pro rata
                                                           Total        Owned                       Total           Owned
Properties as of:                          Properties      Sq.Ft.       Sq.Ft.      Properties      Sq.Ft.         Sq.Ft.
                                          -------------  ------------------------  -------------  --------------------------
                                                         (in thousands)                           (in thousands)
December 31, 2000......................          77         49,831       41,516            1            475           475
    Acquisitions.......................           3            818          818            -              -             -
    Dispositions.......................          (4)        (1,937)      (1,161)           -              -             -
    Additional space placed on-stream..           -            150          150            3          1,810         1,601
                                          -------------  -----------  -----------  -------------  ------------  ------------

December 31, 2001......................          76         48,862       41,323            4          2,285         2,076

    Dispositions.......................          (2)          (477)        (477)           -              -             -
    Acquisitions                                  -              -          933            -              -             -
    Re-measurements....................           -            137          135            -              -             -
                                          -------------  -----------  -----------  -------------  ------------  ------------

June 30, 2002..........................          74         48,522       41,914            4          2,285         2,076
                                          =============  ===========  ===========  =============  ============  ============


         In addition, during the second quarter of 2002, we acquired 151 Front Street, Toronto, ON, with 227,000 square feet of total and owned space.

         As a result of the acquisition, disposition and development activity, the financial information presented shows changes in revenues and expenses from period to period, and we do not believe our period-to-period financial data in isolation are necessarily comparable. Accordingly, the analysis that follows focuses on changes resulting from properties that we owned for the entire time during both periods, which we refer to as our "comparable portfolio", in addition to the changes attributable to our total portfolio.

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

         Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30, 2001

         The following is a table comparing our summarized operating results for the periods, including other selected information.

                                                                     Three Months Ended
                                                                          June 30
                                                                 ---------------------------  Increase/          %
                                                                        2002           2001   (Decrease)      Change
                                                                 ------------  -------------  -------------  ----------
                                                                                (dollars in thousands)
Property revenues............................................    $   235,966     $228,739     $      7,227       3.2%
Interest income..............................................          2,090        3,885           (1,795)    (46.2)
                                                                 ------------  -------------  -------------  ----------
Total revenues...............................................        238,056      232,624            5,432       2.3
                                                                 ------------  -------------  -------------  ----------
Property operating expenses..................................        101,792       93,113            8,679       9.3
General and administrative...................................         12,169        5,578            6,591     118.2
Interest expense.............................................         49,313       38,406           10,907      28.4
Depreciation and amortization................................         41,086       41,165              (79)     (0.2)
Reorganization costs.........................................          2,002       11,184           (9,182)    (82.1)
Loss from securities investments.............................              -        5,279           (5,279)   (100.0)
Derivative losses............................................              -          456             (456)   (100.0)
                                                                 ------------  -------------  -------------  ----------

Total expenses...............................................        206,362      195,181           11,181       5.7
                                                                 ------------  -------------  -------------  ----------

Income before income taxes, allocation to minority interest, income from unconsolidated real estate joint ventures, gain
  (loss) on sales of real estate and extraordinary items.....         31,694       37,443           (5,749)    (15.4)
Provision for income and other corporate taxes...............         (1,522)      (1,490)             (32)     (2.1)
Minority interest............................................           (288)        (568)             280      49.3
Income from unconsolidated real estate joint ventures........          3,277        7,653           (4,376)    (57.2)
Gain (loss) on sales of real estate..........................          3,816       (3,937)           7,753     196.9
Loss on early debt retirement................................              -      (17,966)          17,966     100.0
                                                                 ------------  -------------  -------------  ----------

Net income...................................................         36,977       21,135           15,842      75.0%

Dividends paid to special voting stockholders................            304            -              304       -
                                                                 ------------  -------------  -------------  ----------

Net income available to common stockholders..................    $    36,673   $   21,135     $     15,538      73.5%
                                                                 ============  =============  =============  ==========

Straight line adjustment.....................................    $     7,872   $    4,564     $      3,308      72.5%
                                                                 ============  =============  =============  ==========

Lease termination fees.......................................    $     1,399   $    2,599     $     (1,200)   (46.2)%
                                                                 ============  =============  =============  ==========

       The table below presents selected operating information for our total portfolio and for our comparable portfolio of 61 office properties, which we owned both at June 30, 2002 and 2001, and in each case for the full three months.

                                                                   Three Months Ended
                                                                        June 30
                                                               ---------------------------  Increase/           %
                                                                      2002           2001   (Decrease)      Change
                                                               ------------  -------------  --------------  -----------
                                                                               (dollars in thousands)
Total Portfolio
   Office
     Property revenues......................................   $  212,488    $    217,618   $     (5,130)       (2.4)%
     Property operating expenses............................       87,885          89,416         (1,531)       (1.7)
                                                               ------------  -------------  --------------  -----------

     Property operating income..............................   $  124,603    $    128,202   $     (3,599)       (2.8)%
                                                               ============  =============  ==============  ===========

   Retail
     Property revenues......................................   $   23,478    $     11,121   $     12,357       111.1%
     Property operating expenses............................       13,907           3,697         10,210       276.2
                                                               ------------  -------------  --------------  -----------

     Property operating income..............................   $    9,571    $      7,424   $      2,147        28.9%
                                                               ============  =============  ==============  ===========

Comparable Portfolio
   Office
     Property revenues......................................   $  198,229    $    210,007   $    (11,778)       (5.6)%
     Property operating expenses............................       82,815          86,690         (3,875)       (4.5)
                                                               ------------  -------------  --------------  -----------

     Property operating income..............................   $  115,414    $    123,317   $     (7,903)       (6.4)%
                                                               ============  =============  ==============  ===========


         The supply of, and demand for, office space affects the performance of our office property portfolio. Macroeconomic conditions, such as current and expected trends in the economy, business and consumer confidence and employment levels, drive this demand.

         During the second quarter of 2002, the U.S. economy continued to show signs of a tentative recovery. However, according to Cushman and Wakefield, the national CBD vacancy rate was 14.1% at June 30, 2002, up from 12.0% at year-end 2001. The overall national suburban vacancy rate was 19.4% at June 30, 2002.

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

         On December 3, 2001, a group of Enron Corporation companies filed for Chapter 11 reorganization. Enron was our fourth largest tenant contributing 2% of 2001 NOI and occupying 793,000 square feet, primarily at the Allen Center in Houston, Texas. As of January 31, 2002, Enron terminated all its leased space at the average in-place net rent of approximately $9.30 per square foot. At June 30, 2002, approximately 314,000 square feet of this space had been leased and occupied at an average net rent of approximately $15 per square foot. We have executed leases on a further 132,000 square feet that are not in occupancy statistics at an average net rent of approximately $16 per square foot.

         Our management believes our portfolio is well positioned to continue to perform through these more uncertain economic times due to its diversified tenant and geographic asset base, primarily located in CBD high job-growth markets in the United States.

         Property Operating Income - Property Revenue Less Property Operating Expense

         The $7.2 million total increase in property revenues for the comparable period is the result of completion of all retail development properties by the end of 2001, the acquisition in 2001 of three office properties, 151 Front Street in Toronto, ON, and the remaining 75% interest in Ernst & Young Plaza in Los Angeles, CA, and the partial lease-up of Alliance Center in Atlanta, GA in 2002, partially offset by lower average occupancy as a result of some significant lease terminations. These include Enron, as noted above; a tenant occupying all 184,000 square feet at One Reston Place in Reston, Virginia, that terminated in December 2001; and, a 484,000 square foot tenant at the Gallerias in Dallas, that terminated in October 2001.

         For our total portfolio of 74 office properties for the three months ended June 30, 2002, we leased 1,638,000 square feet (1,539,000 square feet on a pro rata basis), and occupancy decreased to 89.4% compared with 93.0% at June 30, 2001, primarily due to the lease terminations noted above.

         For the comparable portfolio of 70 office properties including our joint ventures, occupancy decreased from 92.9% at June 30, 2001 to 89.4% at June 30, 2002. The average monthly occupancy for these 70 properties was 89.4% for the three months ended June 30, 2002 compared with 93.1% for the three months ended June 30, 2001. For our 100% owned comparable portfolio of 61 properties, property revenue decreased $11.8 million or 5.6%. Excluding termination fees from both periods, property revenue decreased $9.9 million or 4.8%.

         The acquisition of three Class A office buildings (550 West Washington in Chicago, 1225 Connecticut in Washington D.C. and Two Ballston in Arlington, Virginia) during the second quarter of 2001 and the acquisition of the remaining 75% interest in Ernst & Young Plaza that we did not previously own and 151 Front Street increased property revenue by $8.4 million. We had previously included 25% of the operating results from the Ernst & Young Plaza in Income from unconsolidated real estate joint ventures. Additionally, current period revenue benefited by $2.5 million from the initial lease-up of One Alliance Center in Atlanta which was completed in October 2001.

         We disposed of three properties last year and two properties during the current year which decreased revenues by $4.3 million for the three months ended June 30, 2002.

         Included in the above property revenue analysis are lease termination fees. Lease termination fees are an element of ongoing real estate ownership, and for the three months ended June 30, 2002, we recorded $1.0 million of termination fees (for the three months ended June 30, 2001 - $2.6 million) for our office portfolio.

         Retail property revenue increased $12.4 million and retail property operating expenses increased by $10.2 million primarily due to the completion of all three development projects. The retail/entertainment component of Hollywood & Highland in Los Angeles opened on November 8, 2001 and at June 30, 2002, it was 81% leased with occupancy at 81%. The hotel component opened at the end of December 2001. Paseo Colorado opened September 28, 2001 and at June 30, 2002, it was 91% leased with occupancy at 88%.

         Office property operating expenses, which include real estate taxes, utilities, repairs and maintenance, cleaning and other property-related expenses and exclude depreciation and amortization expense, increased due to the portfolio composition changes described above. For our comparable portfolio, operating expenses decreased due to lower utility expense which were partially offset by higher security costs. Excluding the impact on revenues of lease termination fees, our comparable office portfolio gross margin decreased to 58.0% for the three months ended June 30, 2002 from 58.2% for the three months ended June 30, 2001 reflecting the lower average occupancy for the period.

         Interest Income

         The $1.8 million decrease in interest income for the three months ended June 30, 2002 compared with the prior year period was primarily due to lower cash balances and lower interest rates.

         General and Administrative Expense and Reorganization Costs

         General and administrative expense included expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

         General and administrative expense increased by approximately $6.6 million for the three months ended June 30, 2002, compared with the prior year period, due primarily to additional senior management costs, severance costs and increased internal and external public company corporate compliance costs as a result of the corporate reorganization of TrizecHahn Corporation.

         During the three months ended June 30, 2002, we recorded reorganization costs of $2.0 million. These non-cash costs relate to the intrinsic value at the date of grant of the stock options we granted upon the completion of TrizecHahn Corporation's corporate reorganization. Such options were granted on identical financial terms to those of the TrizecHahn Corporation options which they replaced. We recorded $11.2 million as a reorganization expense in the second quarter of 2001 representing costs associated with severance, benefits and other costs associated with announced job redundancies.

         Interest Expense

         Interest expense increased by $10.9 million for the three months ended June 30, 2002, compared with the same prior year period. Cessation of interest capitalization for the three retail development properties and One Alliance Center which were completed in late 2001 increased interest expense by $10.1 million. The impact of acquisitions resulted in an increase of $1.0 million. The $335 million draw on our revolving line of credit which was primarily used to fund dividends in connection with TrizecHahn Corporation's corporate reorganization added $2.1 million of interest expense. Incremental borrowings related to the issuance of commercial mortgage backed securities increased interest expense by $1.7 million and other incremental borrowings increased interest expense by $1.5 million. Average variable rates have decreased by 302 basis points compared to the prior year which resulted in a decrease in interest expense of $5.5 million.

         Depreciation and Amortization

         For the three months ended June 30, 2002, depreciation expense was substantially unchanged compared with the same prior year period. Our acquisition of office properties and writeoff of tenant improvements increased depreciation expense which was offset by property dispositions in 2002 and 2001.

         Loss from Securities Investments

         During the second quarter of 2002, we had no losses from securities investments. During the second quarter of 2001, the $5.3 million loss from securities investments resulted from a writedown of our securities investment in building telecommunication and service providers.

         Derivative Losses

         During the second quarter of 2002, we had no derivative losses. As a result of the adoption of Statement of Financial Accounting Standard No. 133, "Accounting and Derivative Instruments and Hedging Activities," we recorded derivative losses of $0.5 million during the prior year period, which represents the ineffective portion of all cash flow hedges.

         Income and Other Taxes

         Income and other taxes for the current period and prior year period included franchise, capital and alternative minimum taxes related to ongoing real estate operations. We had a $1.5 million expense for the current year quarter which was substantially unchanged from the prior year.

          Income from Unconsolidated Real Estate Joint Ventures

          Income from unconsolidated real estate joint ventures decreased $4.4 million related to a net loss from the Hollywood & Highland Hotel operations and a decrease in operating results for our office property joint ventures.

         Gain (Loss) on Sales of Real Estate

         During the second quarter of 2002, we recorded a gain of $3.8 million related to the disposition of Perimeter Woods, Charlotte, NC; a building in the Warner Center complex, Los Angeles, CA; a technology center and first refusal rights on an investment. For the prior year period we recorded a net loss of $3.9 million related to the sale of an office property and land.

         Loss on Early Debt Retirement

         During the second quarter of 2002, we had no losses on early debt retirement. In the three months ended June 30, 2001, we recorded a cost of $18.0 million related to the retirement of $1.2 billion of debt, which was funded by the issuance of $1.4 billion in commercial mortgage backed securities. Of this cost, $4.2 million relates to the writeoff of deferred finance costs.

         Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

         The following is a table comparing our summarized operating results for the periods, including other selected information.

                                                                      Six Months Ended
                                                                          June 30
                                                                 ---------------------------  Increase/         %
                                                                        2002           2001   (Decrease)     Change
                                                                 ------------  -------------  -------------  ----------
                                                                                (dollars in thousands)
Property revenues............................................    $   470,370   $   438,490    $     31,880       7.3%
Interest income..............................................          4,797         7,450          (2,653)    (35.6)
                                                                 ------------  -------------  -------------  ----------
Total revenues...............................................        475,167       445,940          29,227       6.6
                                                                 ------------  -------------  -------------  ----------
Property operating expenses..................................        203,027       180,348          22,679      12.6

General and administrative...................................         18,684        10,562           8,122      76.9
Interest expense.............................................         94,727        77,929          16,798      21.6
Depreciation and amortization................................         81,559        80,713             846       1.0
Reorganization costs.........................................          2,002        13,922         (11,920)    (85.6)
Loss from securities investments.............................              -         4,193          (4,193)   (100.0)
Derivative loss..............................................              -           456            (456)   (100.0)
                                                                 ------------  -------------  -------------  ----------
Total expenses...............................................        399,999       368,123          31,876       8.7
                                                                 ------------  -------------  -------------  ----------

Income before income taxes, allocation to
  minority interest, income from
  unconsolidated real estate joint
  ventures, gain (loss) on sales of real
  estate, extraordinary items and
  cumulative effect of a change in accounting principle......         75,168        77,817          (2,649)     (3.4)
Provision for income and other corporate taxes...............         (2,766)       (4,539)          1,773      39.1
Minority interest............................................           (324)         (357)             33       9.2
Income from unconsolidated real estate joint ventures........          6,665        10,698          (4,033)     37.7
Gain (loss) on sales of real estate..........................          3,816        (2,456)          6,272     255.4
Loss on early debt retirement................................              -       (17,966)         17,966     100.0
Cumulative effect of a change in accounting principle........              -        (4,631)          4,631     100.0
                                                                 ------------  -------------  -------------  ----------
Net income...................................................    $    82,559   $    58,566    $     23,993      41.0%
Dividends payable to special voting stockholders.............            304             -             304       -
                                                                 ------------  -------------  -------------  ----------
Net income available to common stockholders..................    $    82,255   $     58,566   $     23,689      40.4%
                                                                 ============  =============  =============  ==========
Straight line adjustment.....................................    $    17,323   $     10,585   $      6,738      63.7%
                                                                 ============  =============  =============  ==========
Lease termination fees.......................................    $     3,336   $      4,102   $       (766)    (18.7)%
                                                                 ============  =============  =============  ==========

         The table below presents selected operating information for our total portfolio and for our comparable portfolio of 61 office properties, which we owned both at June 30, 2002 and 2001, and in each case for the full six months.

                                                                    Six Months Ended
                                                                        June 30
                                                               ---------------------------  Increase/           %
                                                                      2002           2001   (Decrease)      Change
                                                               ------------  -------------  --------------  -----------
                                                                               (dollars in thousands)
Total Portfolio
   Office
     Property revenues......................................   $  424,914    $    426,679   $     (1,765)       (0.4)%
     Property operating expenses............................      177,358         176,525            833         0.5
                                                               ------------  -------------  --------------  -----------

     Property operating income..............................   $  247,556     $   250,154   $     (2,598)       (1.0)%
                                                               ============  =============  ==============  ===========

   Retail
     Property revenues......................................   $   45,456    $     11,811   $     33,645       284.9%
     Property operating expenses............................       25,669           3,823         21,846       571.4
                                                               ------------  -------------  --------------  -----------

     Property operating income..............................   $   19,787    $      7,988   $     11,799       147.7%
                                                               ============  =============  ==============  ===========

Comparable Portfolio
   Office
     Property revenues......................................   $  400,285    $    414,638   $    (14,353)       (3.5)%
     Property operating expenses............................      168,477         171,100         (2,623)       (1.5)
                                                               ------------  -------------  --------------  -----------

     Property operating income..............................   $  231,808    $    243,538   $    (11,730)       (4.8)%
                                                               ============  =============  ==============  ===========


          Property Operating Income - Property Revenue Less Property Operating Expense

          The $31.9 million total increase in property revenues for the comparable period is the result of completion of all retail development properties by the end of 2001, the acquisition of four office properties and the partial lease up of Alliance Center in 2002, partially offset by lower average occupancy as a result of some significant lease terminations. These include Enron, as noted above; a tenant occupying all 184,000 square feet at One Reston Place in Reston, Virginia, that terminated in December 2001; and, a 484,000 square foot tenant at the Gallerias in Dallas, that terminated in October 2001.

          For our total portfolio of 74 office properties for the six months ended June 30, 2002, we leased 2,582,000 square feet (2,411,000 square feet on a pro rata basis) and occupancy decreased to 89.4% compared with 93.0% at June 30, 2001, primarily due to the lease terminations noted above. We also achieved a $2.21 per square foot ($2.01 per square foot on a pro rata basis) increase in net rental rates on new and renewal leasing, reflecting the impact of space rolling over at properties with in-place rents below current market levels.

          For the comparable portfolio of 70 office properties including our joint ventures, occupancy decreased from 92.9% at June 30, 2001 to 89.4% at June 30, 2002. The average monthly occupancy for these 70 properties was 90.3% for the six months ended June 30, 2002 compared with 93.4% for the six months ended June 30, 2001. For our 100% owned comparable portfolio of 61 properties, property revenue decreased $14.4 million or 3.5%. Excluding termination fees from both periods, property revenue decreased $12.7 million or 3.1%.

          The acquisition of three Class A office buildings (550 West Washington in Chicago, 1225 Connecticut in Washington D.C. and Two Ballston in Arlington, Virginia) during the second quarter of 2001 and the acquisition of the remaining 75% of Ernst & Young Plaza that we did not already own and 151 Front Street during the second quarter of 2002 increased property revenue by $15.4 million. In addition, current period revenue benefited by $4.7 million from the partial lease-up of One Alliance Center in Atlanta, which was completed in October 2001.

          We disposed of two properties during the six months ended June 30, 2002 and three properties during 2001, which decreased revenues by $7.5 million.

          Included in the above property revenue analysis are lease termination fees. Lease termination fees are an element of ongoing real estate ownership, and for the six months ended June 30, 2002, we recorded $2.9 million of termination fees (for the six months ended June 30, 2001 - $4.1 million) for our office portfolio.

          Retail property revenue increased $33.6 million and retail property operating expenses increased by $21.8 million due to the completion of all three development projects and our gaining control of the Desert Passage retail/entertainment joint venture project on March 31, 2001 and, as of April 1, 2001, consolidating 100% of its operating results. Previously, as a jointly controlled partnership, 65% of the operating results from Desert Passage were included in income from unconsolidated real estate joint ventures. The retail/entertainment component of Hollywood & Highland in Los Angeles opened on November 8, 2001 and at June 30, 2002, it was 81% leased with occupancy at 81%. The hotel component opened at the end of December 2001. Paseo Colorado opened September 28, 2001 and at June 30, 2002, it was 91% leased with occupancy at 88%.

         Office property operating expenses, which include real estate taxes, utilities, repairs and maintenance, cleaning and other property-related expenses and exclude depreciation and amortization expense, increased by $3.4 million due to the portfolio composition changes described above. For our comparable portfolio, operating expenses decreased by $2.6 million primarily due to lower utility expense which were offset by increased security costs. Excluding the impact on revenues of lease termination fees, our comparable office portfolio gross margin decreased to 57.6% for the six months ended June 30, 2002 from 58.3% for the six months ended June 30, 2001 reflecting our lower average occupancy.

          Interest Income

          The $2.7 million decrease in interest income for the six months ended June 30, 2002 compared with the prior year period was primarily due to lower cash balances and lower interest rates.

          General and Administrative Expense and Reorganization Costs

          General and administrative expense included expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

          General and administrative expense increased by approximately $8.1 million for the six months ended June 30, 2002, compared with the prior year period, due primarily to additional senior management costs, current year severance costs and increased internal and external public company corporate compliance costs as a result of the corporate reorganization of TrizecHahn Corporation.

          During the six months ended June 30, 2002, we recorded reorganization costs of $2.0 million. This non-cash cost relates to the intrinsic value at the date of grant of stock options granted upon the completion of TrizecHahn Corporation's corporate reorganization. These options were granted on identical financial terms to the TrizecHahn Corporation options, which they replaced. We recorded a reorganization expense of $13.9 million for the six months ended June 30, 2001 representing costs associated with severance, benefits and other costs associated with announced job redundancies.

          Interest Expense

          Interest expense increased by $16.8 million for the six months ended June 30, 2002, compared with the same prior year period. Cessation of interest capitalization for the three retail development properties and One Alliance Center, which were completed in late 2001, increased interest expense by $14.9 million. The impact of office acquisitions and the consolidation of Desert Passage resulted in an increase of $1.7 million. The $335 million draw on our revolving line of credit which was primarily used to fund dividends in connection with TrizecHahn Corporation's corporate reorganization, added $2.1 million of interest expense. Incremental borrowings related to the issuance of commercial mortgage backed securities in May 2001 increased interest expense by $5.1 million while other incremental borrowings increased interest expense by $7.3 million. Average variable rates decreased by 376 basis points compared to the prior year which resulted in a decrease of $14.3 million.

          Depreciation and Amortization

         For the six months ended June 30, 2002, depreciation expense was $0.8 million higher than in the same prior year period. Acquisition of three office properties and the write-off of unamortized tenant inducement costs for Enron and other early lease terminations increased depreciation expense by $2.7 million. This was offset primarily by $1.6 million related to our dispositions in 2002 and 2001.

          Loss from Securities Investments

          During the six months ended June 30, 2002, we had no losses from securities investments. During the six months ended June 30, 2001, the $4.2 million loss from securities investments resulted from a writedown of our securities investment in building telecommunications and services providers.

          Derivative Losses

          During the six months ended June 30, 2002, we had no derivative losses. As a result of the adoption of Statement of Financial Accounting Standard No. 133, " Accounting for Derivative Instruments and Hedging Activities," we recorded derivative losses of $0.5 million during the prior year period, which represents the ineffective portion of all cash flow hedges.

          Income and Other Taxes

         Income and other taxes for the current period included franchise, capital and alternative minimum taxes related to ongoing real estate operations. Income and other taxes decreased by $1.8 million for the six months ended June 30, 2002, compared with the prior year period principally because Trizec R & E Holdings, Inc. was subject to federal income taxes prior to its inclusion in Trizec Properties.

          Income from Unconsolidated Real Estate Joint Ventures

          Income from unconsolidated real estate joint ventures decreased $4.0 million due to Desert Passage being consolidated commencing April 1, 2001, a net loss on operations at the Hollywood & Highland Hotel and a decrease in operating results for our office property joint ventures.

          Gain (Loss) on Sales of Real Estate

          During the past six months, we sold two office properties, a building within an office property complex, two technology centers, refusal rights and some residual lands which resulted in a gain of $3.8 million. During the same period last year, we disposed of three office properties and some residual land for which we recorded a loss of $2.5 million.

          Loss on Early Debt Retirement

         During the six months ended June 30, 2002, we had no losses on early debt retirement. During the prior year six month period, we recorded a cost of $18.0 million related to the retirement of $1.2 billion of debt which was funded by the issuance of approximately $1.4 billion in commercial mortgage backed securities. Of this cost, $4.2 million relates to the writeoff of the then existing deferred finance costs.

          Cumulative Effect of Change in Accounting Principle

          As a consequence of implementing SFAS 133, in the six months ended June 30, 2001 we wrote off deferred financing charges of $0.3 million and reclassified an unrealized $4.4 million loss related to certain telecommunication securities from accumulated other comprehensive loss, a component of equity, to cumulative effect of a change in accounting principle.

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

          The amount of the credit facility available at any time is determined by the unencumbered properties that we, or our subsidiaries that guarantee the credit facility, own and that satisfy certain conditions of eligible properties. The amount eligible to be borrowed was $350 million at June 30, 2002. The outstanding balance at June 30, 2002 was $335 million. We are subject to covenants customary for credit facilities of this nature, including financial covenants, restriction on other indebtedness, restriction on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The credit facility is available for general corporate purposes, including dividends and distributions to our stockholders.

          The financial covenants defined in the revolving credit agreement include tests of total debt as a percentage of total asset value (maximum 60%) and total secured debt as a percentage of total asset value (maximum 55%). At June 30, 2002, our total debt to total asset value percentage was 59.3% and the percentage of secured debt to total asset value was 53.9%. As these covenants are sensitive to quarterly fluctuations in property operations, debt levels and other factors, there can be no assurance that we will be able to continue to satisfy these requirements over the next several quarters. Accordingly, we are in discussions with our lead bank concerning modifying these covenants and other terms of the revolving credit facility. While we believe we will be successful in these discussions, there can be no assurance that the required number of participating banks will agree to such modifications. In that event, we intend to refinance the facility and believe we will be able to do so on commercially reasonable terms.

          For REIT qualification purposes and to provide sufficient funding required by TrizecHahn Corporation to complete its corporate reorganization, during the period from January 1, 2002 to May 6, 2002, we made net distributions to TrizecHahn Corporation of $530 million after deducting repayment of advances due from our parent and affiliates. These distributions and repayments were funded from a combination of $240 million cash on hand and borrowings under our revolving credit facility. During the remainder of 2002, we expect to reduce the amount borrowed under our revolving credit facility through near term asset sales; by increased borrowings secured by properties and investments; and through operating cash flow. Subsequent to June 30, 2002 we have repaid approximately $80 million on our revolving credit line. In addition, in connection with TrizecHahn Corporation's corporate reorganization, during the six months ended June 30, 2002, advances due to our parent and affiliates in respect of Trizec R & E Holdings, Inc. in the amount of approximately $237 million were settled in exchange for newly-issued shares when Trizec R & E Holdings, Inc. was contributed back to us. We will not rely on advances from our parent and affiliated companies subsequent to the corporate reorganization.

          Now that the corporate reorganization has been completed, we expect to make quarterly dividend distributions of $0.0875 per share to the holders of our common stock for the remainder of 2002. We made the first such dividend payment of $0.0875 per share on June 27, 2002. Commencing in 2003 and thereafter, we intend to make distributions to the holders of our common stock and special voting stock at least equal to the minimum amount required to maintain REIT status each year through regular quarterly dividends.

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

          At June 30, 2002, we had $107 million in cash and cash equivalents. The decrease since December 31, 2001 of $190.7 million is a result of the following cash flows:

                                                                                    Six Months Ended June 30
                                                                        -------------------------------------
                                                                                    2002                2001
                                                                        -----------------  ------------------

Cash provided by operating activities................................   $         74,189   $        257,798
Cash used in investing activities....................................            (93,339)          (306,135)
Cash (used in)/provided by financing activities......................           (171,568)           357,079
                                                                        -----------------  ------------------
                                                                        $       (190,718)  $        308,742
                                                                        =================  ==================

Operating Activities

          Cash provided by operating activities decreased from $257.8 million for the six months ended June 30, 2001 to $74.2 million for the same period this year. During the prior year period, we received the benefit of a release in escrow and restricted cash of $101.1 million, which we used primarily to fund the three office property acquisitions through a like-kind exchange. In the current period, we funded $24.6 million into escrow and restricted cash accounts primarily due to the consolidation of the Ernst and Young Plaza . In the current year, we used $48.9 million of cash related to prepaid expense and other assets and accounts payable, accrued liabilities and other liabilities as compared to $18.2 million provided in the prior period. This difference is primarily related to the timing of payments for property tax, insurance, reorganization and restructuring charges and expenditures that will be recovered from tenants in future periods.

Investing Activities

          Net cash used for investing activities reflects the ongoing impact of expenditures on recurring and non-recurring tenant installation costs, capital expenditures and the impact of acquisitions, developments and dispositions. In the six months ended June 30, 2002, we used $93.3 million of cash in our investing activities as compared to $306.1 million for the prior year period. As described below, this reduction in the use of cash for investing activities relates primarily to a decrease in acquisition costs of $109.5 million, lower levels of development activities resulting in $132.3 million of less cash being used offset by a lower level of disposition which generated $22.6 million less in cash.

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

                                                                                   Six Months Ended June 30
                                                                   -----------------------------------------
                                                                                 2002                  2001
                                                                   -------------------    ------------------
                                                                     (in millions, except per square foot
                                                                                   amounts)
Square feet leased
         - new leasing .........................................                 1.2                    1.1
         - renewal leasing.....................................                  1.2                    1.2
Tenant installation costs.......................................   $            35.7      $            29.3
Tenant installation costs per square foot......................    $           14.81      $           13.00
Tenant allowance costs per square foot.........................    $            8.76      $            9.00

          For the six months ended June 30, 2002, of the $35.7 million office tenant installation costs, approximately $11.5 million or $9.70 per square foot (six months ended June 30, 2001 - $6.0 million or $5.00 per square foot) was incurred to renew existing tenants.

          Consistent with our leasing in 2001, a significant amount of our leasing will occur later during the year and, as such, tenant installation costs on a per square foot basis are anticipated to rise.

          Capital Expenditures

          To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the six months ended June 30, 2002, capital expenditures for the total office portfolio, including our share of such expenditures incurred by non-consolidated joint ventures, was $15.4 million, compared with $9.8 million for the six months ended June 30, 2001. Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as code-required enhancements and major upgrades to common areas and lobbies. Furthermore, as part of our office acquisitions, we have routinely acquired and repositioned properties, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration at the time of acquisition when negotiating our purchase price.

          Late in 2001 and during 2002, we have been replacing a chiller that was damaged in 2001. We expect total remediation and improvement costs will be approximately $19 million. Of this amount we expect to recover approximately $14 million from insurance proceeds. To date, we have spent approximately $14 million and recovered approximately $1 million.

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

                                                                                                    Six Months
                                                                                                 Ended June 30
                                                                                 ------------------------------
                                                                                            2002          2001
                                                                                 ----------------  ------------

                                                                                    (dollars in thousands)

Tenant installation costs, including leasing costs                               $        35,754   $  29,315

Capital expenditures                                                                      15,352       9,823
Pro rata joint venture activity                                                           (8,908)     (6,222)
Timing differences                                                                        12,103      16,615
Retail activity                                                                            1,985           -
                                                                                 ----------------  ------------

Total tenant  improvements,  leasing costs and capital expenditures per combined
  consolidated statement of cash flows                                           $        56,286   $  49,531
                                                                                 ================  ============

          Developments

          Development expenditures were incurred for the completion of One Alliance Center. The project, located in Buckhead, Georgia, a strong sub-market in Atlanta, opened in early October 2001. This $100 million, 560,000-square-foot building is the first phase of a four-building complex and is currently 77% leased and 55% occupied. Major tenants include Security First, Towers Perrin and BBDO South. The remaining three phases, totaling a potential 1.2 million square feet of office space, will only be developed once substantially pre-leased.

          Consistent with our strategy to focus on the core U.S. office business, we have decided to divest our non-core retail/entertainment assets. The following table sets forth key information as of June 30, 2002 with respect to the retail/entertainment properties. Our economic interest is 100% unless otherwise noted. Total costs shown in the table are net of proceeds from the sale of land and tenant acquired space and include all direct costs, including initial costs to rent, interest expense on general and specific debt and other direct costs considered applicable. The pro rata book value at June 30, 2002, shown in the following table represents our economic share and costs. The data for Paseo Colorado includes 153,000 square feet owned directly by a department store anchor, and the leasing status excludes this space. Our economic ownership interest for the Hollywood & Highland Hotel at June 30, 2002 was 84.5%. We expect that our economic ownership interest will increase to 91% as a consequence of our joint venture partner's conversion of $5 million of equity into debt.

                                                                                   Pro rata
                                                                                  Book Value
                                             Year of           Total     Owned      June 30,     Occupancy     Leased
Project Name                                Completion/        Area       Area       2002         June 30,    June 30,
(Ownership)             Location            Acquisition      (sq. ft.)  (sq. ft.)   ($ mil.)        2002        2002
-----------------------------------------------------------------------------------------------------------------------
Desert Passage            Las Vegas, NV     Aug. 2000         475,000     475,000  $  262.4          79%         83%

Paseo Colorado            Pasadena, CA      Sept. 2001        565,000     410,000      85.4          88%         91%
Hollywood & Highland
     Retail               Los Angeles, CA   Nov. 2001         645,000     645,000                    81%         81%
     Hotel (91%)          Los Angeles, CA   Dec. 2001         600,000     546,000                   n/a
                                                          ------------------------------------
                                                          ------------------------------------

                                                           1,245,000   1,191,000      355.6
                                                          ------------------------------------
                                                          ------------------------------------

                                                           2,285,000   2,076,000   $  703.4
                                                          ====================================

          Dispositions

          In 2002, we sold two office properties, a building within an office complex, two technology centers, refusal rights and remnant lands generating net proceeds of $82.1 million. During the first six months of 2001, we sold three office properties and a land site which generated net proceeds, after debt repayment, of $102.9 million.

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

          Acquisitions

          On April 19, 2002, in connection with its corporate reorganization, TrizecHahn Corporation contributed its investment in Chelsfield plc, a UK real estate company whose shares are listed on the London Stock Exchange, to us at TrizecHahn Corporation's value of approximately $89 million. We own approximately 19.5 million or 6.9% of the outstanding ordinary shares of Chelsfield plc. In consideration for the ordinary shares of Chelsfield plc received, TrizecHahn Corporation was issued 49,330 shares of our Class C Convertible Preferred Stock at a value of approximately $54 million and retired a $35 million non-interest bearing advance from the corporation. We have designated our investment as an equity investment available for sale. The investment is carried at fair value with the resulting unrealized gain or loss, including any unrealized foreign currency exchange gain or loss, being recorded in other comprehensive income.

          On April 12, 2002, TrizecHahn Corporation transferred its interest in 151 Front Street, Toronto, Ontario, to us for approximately $29.6 million in cash. We have recorded the property at approximately $29.1 million which is TrizecHahn Corporation's historical cost basis. Consistent with TrizecHahn Corporation's classification at December 31, 2001, we have classified 151 Front Street as held for disposition.

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

          During the second quarter of 2002, we acquired the remaining 75% interest in Ernst & Young Plaza in Los Angeles for $115.1 million of which, after the assumption of debt and other net liabilities, we paid $35.9 million. Additionally, we acquired the remaining ground leases related to two of our Chicago office properties for $7.2 million of which $4.0 million was financed by new debt. In May 2001, we acquired three office properties within our core markets for $181.7 million with financing of $27.5 million.

Financing Activities

          During the six months ended June 30, 2002, we used $171.6 million in our financing activities. For the same period last year, we generated $357.1 million of cash related to our financing activities. During the current year, property refinancing generated net proceeds of $8.4 million compared to $270.2 million in the prior year primarily when we issued $1.4 billion of commercial mortgage-back securities and retired $1.2 billion of existing debt. Reflecting the completion of development activities this year we had development financing of $61.2 million for the current period as compared to $105.0 million for the same period last year. During the six months ended June 30, 2002, we drew $335.0 million on our revolving line of credit and collected $112.7 million on our advances to parent which, when combined with existing cash, was used primarily to fund dividend payments to our parent of $643.2 million for a net distribution of $530.5 million in connection with TrizecHahn Corporation's corporate reorganization. Additionally, we paid $13.4 million of dividends to our shareholders subsequent to the reorganization and advanced $35 million to our parent during the first quarter of 2002. For the comparable period last year, we had no draws on our revolving line of credit nor did we pay any cash dividends but did advance $24.4 million to our parent.

          At June 30, 2002 our combined consolidated debt was approximately $3.57 billion. The weighted average interest rate on our debt was 5.4% and the weighted average maturity was approximately 4.7 years. The table that follows summarizes the mortgage and other loan debt at June 30, 2002 and December 31, 2001:

                                                                                      June 30       December 31
Debt Summary                                                                             2002              2001
                                                                             ------------------ ------------------
                                                                                    (dollars in thousands)
Balance:
     Fixed rate...........................................................   $     2,140,097    $     2,128,064
     Variable rate........................................................         1,431,275            889,734
                                                                             ------------------ ------------------
                                                                             ------------------ ------------------

       Total..............................................................   $     3,571,372    $     3,017,798
                                                                             ================== ==================

     Collateralized property..............................................   $     3,173,536    $     2,992,772
     Other loans..........................................................           397,836             25,026
                                                                             ------------------ ------------------
                                                                             ------------------ ------------------

       Total..............................................................   $     3,571,372    $     3,017,798
                                                                             ================== ==================


Percent of total debt:
     Fixed rate...........................................................             59.9%              70.5%
     Variable rate........................................................             40.1%              29.5%
                                                                             ------------------ ------------------
                                                                             ------------------ ------------------

       Total..............................................................            100.0%             100.0%
                                                                             ================== ==================

Weighted average interest rate at period end:
     Fixed rate...........................................................             6.83%              6.91%
     Variable rate........................................................             3.24%              3.01%
                                                                             ------------------ ------------------

       Total..............................................................             5.40%              5.76%
                                                                             ================== ==================

Leverage ratio:
     Net debt to net debt plus book equity................................             61.4%              52.8%
                                                                             ================== ==================

          At June 30, 2002 we had fixed the interest rates on $150 million (December 31, 2001 - $150 million) of the debt classified, as fixed in the above table, by way of interest rate swap contracts with a weighted average interest rate of 6.01% and maturing on March 15, 2008.

          The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt less cash and cash equivalents, or "net debt", to the sum of net debt and the book value of owners' equity.

          The increase in our leverage ratio from December 31, 2001 to June 30, 2002 resulted primarily from an increased amount of net debt combined with a reduction of our book equity related to distributions required by TrizecHahn Corporation's corporate reorganization.

          The table below segregates long-term debt repayments between our office group and retail properties that are held for disposition.

                                                          Mortgage Debt                  Other
                                                 ---------------------------------
                                                     Office           Retail             Loans            Total
                                                 ---------------- ----------------  ----------------  ---------------
                                                                       (dollars in thousands)
Principal repayments due in
       Balance of 2002                           $      57,590    $           -     $       1,254     $      58,844
                  2003                                 181,073          250,927             2,818           434,818
                  2004                                 481,242          146,924           336,907           965,073
                  2005                                 111,019                -             1,567           112,586
                  2006                                 731,443                -             8,795           740,238
Subsequent to     2006                               1,213,318                -            46,495         1,259,813
                                                 ---------------- ----------------  ----------------  ---------------
                                                 ---------------- ----------------  ----------------  ---------------

Total.........................................   $   2,775,685    $     397,851     $     397,836     $   3,571,372
                                                 ================ ================  ================  ===============
                                                 ================ ================  ================  ===============

Weighted average interest rate at
June 30, 2002.................................        5.9%                3.5%                3.8%             5.4%
                                                 ================ ================  ================  ===============
                                                 ================ ================  ================  ===============

Weighted average term to maturity.............         4.8                1.3                 7.1              4.7
                                                 ================ ================  ================  ===============
                                                 ================ ================  ================  ===============

Percentage of fixed rate debt.................        74.9%                 -                15.2%            59.9%
                                                 ================ ================  ================  ===============


          Due to our intention to dispose of the three retail/entertainment centers, the mortgage debt relating to these properties is all on a floating rate basis.

          The combined consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method. At June 30, 2002, our pro rata share of this debt amounted to approximately $335.0 million (December 31, 2001 - $351.1 million).

Market Risk - Quantitative and Qualitative Information

          Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At June 30, 2002, approximately 59.9% or $2,140.1 million of our outstanding debt had fixed interest rates, which minimizes the interest rate risk until the maturity of such outstanding debt. The percentage of fixed rate debt has decreased since December 31, 2001, primarily due to the draw on the revolving line of credit which is variable rate debt.

          We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At June 30, 2002, we had hedge contracts totaling $150 million. The hedging agreements convert variable rate debt at LIBOR + 0.37% to a fixed rate of 6.01% and mature on March 15, 2008. We will consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense, which, in turn, could affect cash flows and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

          At June 30, 2002, our total outstanding debt was approximately $3,571.4 million, of which approximately $1,431.3 million was variable rate debt after the impact of the hedge agreements. At June 30, 2002, the average interest rate on variable rate debt was approximately 3.24%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by ten percent (or approximately 32 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $4.6 million annually. If market rates of interest increased by 10%, the fair value of the total debt outstanding would decrease by approximately $40.2 million.

          If market rates of interest on the variable rate debt decrease by 10% (or approximately 32 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $4.6 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $68.3 million.

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

          On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS No.

145"). FAS No. 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (FAS No. 4"), and the amendment to FAS No. 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS No. 145 is effective for transactions occurring subsequent to May 15, 2002. We do not expect FAS No. 145 to have any impact on us beyond classification of costs related to early extinguishments of debt, which were previously shown as extraordinary items.

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

          The following table reflects the calculation of funds from operations for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001:

                                                       For the three months ended           For the six months ended
                                                                          June 30                            June 30
                                                 ---------------------------------  ---------------------------------
                                                            2002             2001             2002              2001
                                                 ---------------- ----------------  ---------------   ---------------
Income before income taxes, allocation to
   minority interest, income from
   unconsolidated real estate joint ventures,
   gain (loss) on sale of real
   estate, extraordinary items and cumulative
   effect of a change in accounting principle    $      31,694    $      37,443     $      75,168     $       77,817

Add/(deduct):
     Income  from   unconsolidated  real  estate
      joint ventures                                     3,277            7,653             6,665              10,698
     Depreciation and amortization (real estate
      related) including share of
      unconsolidated real estate joint ventures         45,150           42,319            88,410              84,210

     Current operating taxes                            (1,522)            (270)           (2,766)             (2,103)
                                                 ---------------- ----------------  ---------------   ---------------

Funds from operations (1)                               78,599           87,145           167,477             170,622

     Less straight-line rent adjustments                (8,484)          (5,190)          (19,144)            (10,585)
     Add straight-line ground rent adjustments             608              626             1,211               1,253
                                                 ---------------- ----------------  ---------------   ---------------


Adjusted funds from operations                   $      70,723    $      82,581     $     149,544             161,290
                                                 ================ ================  ===============   ===============

Dividends  paid to  holders  of  special  voting
stock                                            $        (304)   $           -     $        (304)    $            -
                                                 ================ ================  ===============   ===============

Funds  from   operations   available  to  common
stockholders                                     $      78,295    $      87,145     $     167,173     $      170,622
                                                 ================ ================  ===============   ===============

Adjusted  funds  from  operations  available  to
common stockholders                              $      70,419    $      82,581     $     149,240     $      161,290
                                                 ================ ================  ===============   ===============


          (1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines funds from operations as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute funds from operations in accordance with standards established by NAREIT, which may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Funds from operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

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

Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     Except as described below, there were no securities sold by the registrant in the second quarter of 2002 that were not registered under the Securities Act.

     On April 19, 2002, Trizec Properties, Inc. issued 49,330 shares of its Class C convertible preferred stock to TrizecHahn Office Properties Ltd. for the contribution to Trizec Properties, Inc. of 19,512,194 ordinary shares of Chelsfield plc. The exemption from registration was pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transactions did not involve a public offering.

     On April 30, 2002, Trizec Properties, Inc. issued 3,909 shares of its Class C convertible preferred stock to TrizecHahn Office Properties Ltd. for the contribution to Trizec Properties, Inc. of investments in private equity and venture capital funds managed by Borealis Capital Corporation and in Borealis Capital Corporation. The exemption from registration was pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transactions did not involve a public offering.

     Terms of Conversion of Recently Issued Unregistered Convertible Securities

     Holders of shares of Class C convertible preferred stock were able, at their option, to convert all or part of their shares of Class C convertible preferred stock into common stock at any time after April 1, 2002. Each share of Class C convertible preferred stock was convertible into such number of shares of our common stock equal to $1,100 divided by the fair market value of one share of our common stock at the time of conversion, which was determined by our board of directors.

     Use of Proceeds

     On May 8, 2002, we commenced an offering of up to 8,700,000 shares of our common stock that holders of our warrants may acquire upon exercise thereof. The warrants were issued in connection with the corporate reorganization of TrizecHahn Corporation to (1) certain holders of then outstanding TrizecHahn Corporation stock options in replacement of such options and (2) TrizecHahn Office Properties Ltd., an indirect, wholly owned subsidiary of Trizec Canada Inc., in an amount sufficient to allow TrizecHahn Office Properties Ltd. to purchase one share of our common stock for each Trizec Canada Inc. stock option granted in the corporate reorganization.

     The shares of common stock to be sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-11 (Registration No. 333-84878) that was declared effective by the Securities and Exchange Commission on May 2, 2002. The shares of common stock are being offered on a continuing basis pursuant to Rule 415 under the Securities Act of 1933, as amended. We have not engaged an underwriter for the offering and the aggregate price of the offering amount registered is $143,115,000.

     During the period from May 8, 2002 to June 30, 2002, 50,400 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.

     During the period from May 8, 2002 to June 30, 2002, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.

     None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     During the second quarter of 2002, matters were submitted to a vote of our security holders on one occasion. On April 5, 2002, our majority stockholder, TrizecHahn Corporation's Hungarian subsidiary, approved by written consent an amendment to our Fourth Amended and Restated Certificate of Incorporation that reflected an adjustment to the number of issued and outstanding shares of our common stock. On April 5, 2002, TrizecHahn Corporation's Hungarian subsidiary held 38,030,317 shares of our common stock. We did not solicit consents with respect to this matter from holders of the remaining 220,000 shares of our common stock outstanding at such time.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit
     Number     Description
     -------    -----------

     2.1 Arrangement Agreement dated as of March 8, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc. (incorporated herein by reference to exhibit 2.1 to Trizec Properties, Inc.'s registration statement on Form S-11, File No. 333-84878).

     2.2 Arrangement Agreement Amending Agreement dated as of April 23, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc.

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

     3.3 Amended and Restated Bylaws of Trizec Properties, Inc. (incorporated herein by reference to exhibit 3.3 to Trizec Properties, Inc.'s quarterly report on Form 10-Q, File No. 001-16765).

     10.1 Trizec Properties, Inc. 2002 Stock Option Plan (incorporated herein by reference to exhibit 4.3 to Trizec Properties, Inc.'s registration statement on Form S-8, File No. 333-87548).

     10.2 Employment Agreement for Christopher Mackenzie (incorporated herein by reference to exhibit 10.1 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

     10.3 Employment Agreement for Gregory Hanson (incorporated herein by reference to exhibit 10.2 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

     10.4 Employment Agreement for Lee Wagman (incorporated herein by reference to exhibit 10.3 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

     10.5 Letter Agreement for Casey Wold (incorporated herein by reference to exhibit 10.4 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

     (b)  Reports on Form 8-K

         We filed a current report on Form 8-K on April 4, 2002 in which we filed under Item 5 an arrangement agreement dated as of March 8, 2002 among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIZEC PROPERTIES, INC.


Dated:  August 14, 2002             By:         /s/ Gregory Hanson
                                          -----------------------------------
                                          Name:  Gregory Hanson
                                          Title: Executive Vice President and
                                                 Chief Financial Officer

                                INDEX OF EXHIBITS

     Number     Description
     -------    -----------

     2.1 Arrangement Agreement dated as of March 8, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc. (incorporated herein by reference to exhibit 2.1 to Trizec Properties, Inc.'s registration statement on Form S-11, File No. 333-84878).

     2.2 Arrangement Agreement Amending Agreement dated as of April 23, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc.

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

     3.3 Amended and Restated Bylaws of Trizec Properties, Inc. (incorporated herein by reference to exhibit 3.3 to Trizec Properties, Inc.'s quarterly report on Form 10-Q, File No. 001-16765).

     10.1 Trizec Properties, Inc. 2002 Stock Option Plan (incorporated herein by reference to exhibit 4.3 to Trizec Properties, Inc.'s registration statement on Form S-8, File No. 333-87548).

     10.2 Employment Agreement for Christopher Mackenzie (incorporated herein by reference to exhibit 10.1 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

     10.3 Employment Agreement for Gregory Hanson (incorporated herein by reference to exhibit 10.2 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

     10.4 Employment Agreement for Lee Wagman (incorporated herein by reference to exhibit 10.3 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).

     10.5 Letter Agreement for Casey Wold (incorporated herein by reference to exhibit 10.4 to Trizec Properties, Inc.'s registration statement on Form 10, File No. 001-16765).