Form 10-Q
period 2002-09-30
TRIZEC PROPERTIES INC
filed 2002-11-14
CIK 1161935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

Commission File Number:  001-16765

TRIZEC PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware		33-0387846

(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
233 South Wacker Drive, 46th Floor Chicago, IL		60606

(Address of principal executive offices)		(Zip Code)
312-798-6000

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
Yes [ X ] No [     ]

As of November 12, 2002, 150,033,310 shares of common stock, par value $0.01 per share, were issued and outstanding.

Forward-Looking Statements

This Form 10-Q, including the discussion in "Part I - Financial Information - Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations," contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections.  These statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements.  You should not place undue reliance on any such forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.  A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements.  Included among these factors are changes in general economic conditions, including changes in the economic conditions affecting industries in which our principal tenants compete; insolvency, bankruptcy, credit deterioration and other adverse financial pressures affecting our tenants, vendors and market segments generally; our ability to timely lease or re-lease space at current or anticipated rents; our ability to achieve economies of scale over time; the demand for tenant services beyond those traditionally provided by landlords; changes in interest rates; changes in operating costs; changes in environmental laws and regulations and contamination events; availability and affordability of insurance coverage; the occurrence of uninsured or underinsured events; changes in asset valuations; our ability to attract and retain high quality personnel at a reasonable cost in a highly competitive labor environment; future demand for our debt and equity securities; our ability to refinance our debt on reasonable terms at maturity; our ability to access adequate credit facilities or other debt financings on acceptable terms and our ability to satisfy the terms of credit facilities and other debt financings; our ability to maintain our REIT status under the Internal Revenue Code of 1986, as amended, including, but not limited to, making the required distributions to stockholders; our ability to complete current and future development projects on time and on schedule; the possibility that income tax treaties may be renegotiated, with a resulting increase in the withholding taxes applicable to us; market conditions in existence at the time we sell assets; the possibility of changes in law adverse to us and joint venture and partnership risks.  Such factors include those set forth in more detail in the Risk Factors section in our Form 10-K for the year ended December 31, 2001 filed with the U.S. Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Consolidated Balance Sheets
(unaudited)

($ thousands)	September 30 2002	December 31 2001

Assets
Real estate......................................................................................	$ 5,404,916	$ 5,399,031
Less: accumulated depreciation.............................................	(535,582)	(438,584)

Real estate, net...............................................................................	4,869,334	4,960,447
Cash and cash equivalents...........................................................	93,102	297,434
Escrows and restricted cash..........................................................	53,864	28,180
Investment in unconsolidated real estate joint ventures..........	243,928	289,242
Investment in Sears Tower............................................................	23,600	70,000
Investments, other.........................................................................	68,829	-
Office tenant receivables, net.......................................................	24,623	33,308
Other receivables, net...................................................................	31,878	34,201
Deferred rent receivables, net.......................................................	124,661	99,515
Deferred charges, net....................................................................	138,172	138,054
Prepaid expenses and other assets..............................................	78,651	55,421
Advances to parent and affiliated companies............................	-	90,633

Total Assets....................................................................................	$ 5,750,642	$ 6,096,435

Liabilities and Shareholders' and Owners' Equity
Liabilities
Mortgage debt and other loans......................................................	$ 3,510,459	$ 3,017,798
Trade, construction and tenant improvements payables...........	39,593	91,646
Accrued interest expense................................................................	16,154	12,007
Accrued operating expenses and property taxes........................	100,655	108,276
Other accrued liabilities...................................................................	86,050	76,266
Taxes payable.................................................................................	52,505	53,862
Deferred income taxes....................................................................	60,000	60,000
Advances from parent and affiliated companies.........................	-	236,619

Total Liabilities..............................................................................	3,865,416	3,656,474

Minority Interest............................................................................	3,114	4,386

Redeemable Stock..........................................................................	200	200

Commitments and Contingencies
Shareholders' and Owners' Equity
Shareholders' and owners' capital....................................................	2,182,623	2,437,380
(Deficit) retained earnings.................................................................	(255,861)	6,514
Unearned compensation..................................................................	(4,890)	(6,701)
Accumulated other comprehensive loss.........................................	(39,960)	(1,818)

Total Shareholders' and Owners' Equity.......................................	1,881,912	2,435,375

Total Liabilities and Shareholders' and Owners' Equity............	$ 5,750,642	$ 6,096,435

See accompanying notes to the combined consolidated financial statements

Combined Consolidated Statements of Operations
and Comprehensive (Loss) Income
(unaudited)

	For the three months ended September 30		For the nine months ended September 30

($ thousands, except share and per share amounts)	2002	2001	2002	2001

Revenues
Rentals.............................................................	$ 180,745	$ 169,440	$ 530,647	$ 496,126
Recoveries from tenants...............................	32,959	30,355	91,377	84,478
Parking and other...........................................	26,660	24,383	78,849	71,519
Fee income......................................................	2,043	2,598	7,031	9,120
Interest.............................................................	1,553	4,052	6,341	11,487

Total Revenues..................................................	243,960	230,828	714,245	672,730

Expenses
Operating.........................................................	85,812	70,223	236,354	204,344
Property taxes.................................................	26,229	23,382	76,765	67,844
General and administrative...........................	13,932	6,278	32,616	16,840
Interest.............................................................	49,506	38,174	143,991	114,901
Depreciation and amortization.....................	44,351	39,508	124,387	119,178
Stock option grant expense..........................	2,779	-	4,781	-
Reorganization costs.....................................	-	-	-	13,922
Derivative losses............................................	-	-	-	456

Total Expenses..................................................	222,609	177,565	618,894	537,485

Income from Continuing Operations before Income Taxes, Allocation to Minority Interest, (Loss) Income from Unconsolidated Real Estate Joint Ventures, Gain (Loss) on Disposition and Provision for Loss on Real Estate, Provision for Loss on Investments, Recovery on Insurance Claim, Extraordinary Items and Cumulative Effect of a Change in Accounting Principle............................................................	21,351	53,263	95,351	135,245
Provision for income and other corporate taxes	(1,334)	(3,167)	(4,100)	(7,706)
Minority interest....................................................	1,514	87	1,190	(270)
(Loss) income from unconsolidated real estate joint ventures including provision for loss on investment ($38,800 and nil)...........................	(35,182)	3,589	(28,517)	14,287
Gain (loss) on disposition and provision for loss on real estate.....................................................	(199,141)	(62,933)	(195,203)	(65,389)
Provision for loss on investments.......................	(48,292)	-	(48,292)	(4,193)
Recovery on insurance claim...............................	3,240	-	3,240	-

(Loss) Income from Continuing Operations before Extraordinary Items and Cumulative Effect of a Change in Accounting Principle.............................................................	(257,844)	(9,161)	(176,331)	71,974

See accompanying notes to the combined consolidated financial statements

Combined Consolidated Statements of Operations
and Comprehensive (Loss) Income (continued)
(unaudited)

	For the three months ended September 30		For the nine months ended September 30

($ thousands, except share and per share amounts)	2002	2001	2002	2001

Income from discontinued operations................	290	673	1,458	701
Gain on disposition of discontinued real estate	3,290	-	3,168	-

(Loss) Income before Extraordinary Items and Cumulative Effect of a Change in Accounting Principle.............................................................	(254,264)	(8,488)	(171,705)	72,675
Loss on early debt retirement...............................	-	-	-	(17,966)
Cumulative effect of a change in accounting principle...............................................................	-	-	-	(4,631)

Net (Loss) Income..................................................	(254,264)	(8,488)	(171,705)	50,078

Dividends paid to special voting shareholders.	(281)	-	(585)	-

Net (Loss) Income Available to Common Shareholders....................................................	$ (254,545)	$ (8,488)	$ (172,290)	$ 50,078

See accompanying notes to the combined consolidated financial statements

Combined Consolidated Statements of Operations
and Comprehensive (Loss) Income (continued)
(unaudited)

	For the three months ended September 30		For the nine months ended September 30

($ thousands, except share and per share amounts)	2002	2001	2002	2001

(Loss) income from continuing operations before extraordinary items and cumulative effect of a change in accounting principle..........................	$ (257,844)	$ (9,161)	$ (176,331)	$ 71,974
Less: Dividends paid to special voting shareholders..........................................................	(281)	-	(585)	-

(Loss) Income from Continuing Operations Available to Common Shareholders...............	(258,125)	(9,161)	(176,916)	71,974

Loss on early debt retirement...............................	-	-	-	(17,966)
Cumulative effect of a change in accounting principle...............................................................	-	-	-	(4,631)
Income from discontinued operations................	290	673	1,458	701
Gain on disposition of discontinued real estate	3,290	-	3,168	-

Net (Loss) Income Available to Common Shareholders......................................................	$ (254,545)	$ (8,488)	$ (172,290)	$ 50,078

Basic Earnings per Common Share
(Loss) income from continuing operations available to common shareholders..................	$ (1.73)	$ (0.06)	$ (1.18)	$ 0.48
Loss on early debt retirement...............................	-	-	-	(0.12)
Cumulative effect of a change in accounting principle...............................................................	-	-	-	(0.03)
Income from discontinued operations................	-	-	0.01	0.01
Gain on disposition of discontinued real estate	0.03	-	0.02	-

Net (Loss) Income Available to Common Shareholders......................................................	$ (1.70)	$ (0.06)	$ (1.15)	$ 0.34

Diluted Earnings per Common Share
(Loss) income from continuing operations available to common shareholders..................	$ (1.73)	$ (0.06)	$ (1.18)	$ 0.48
Loss on early debt retirement...............................	-	-	-	(0.12)
Cumulative effect of a change in accounting principle...............................................................	-	-	-	(0.03)
Income from discontinued operations................	-	-	0.01	-
Gain on disposition of discontinued real estate	0.03	-	0.02	-

Net (Loss) Income Available to Common Shareholders......................................................	$ (1.70)	$ (0.06)	$ (1.15)	$ 0.33

Weighted average shares outstanding
Basic.................................................................	149,535,079	149,318,488	149,409,521	149,318,488

Diluted.............................................................	149,535,079	149,318,488	149,409,521	151,039,550

See accompanying notes to the combined consolidated financial statements

Combined Consolidated Statements of Operations
and Comprehensive (Loss) Income (continued)
(unaudited)

	For the three months ended September 30		For the nine months ended September 30

($ thousands, except share and per share amounts)	2002	2001	2002	2001

Statements of Comprehensive (Loss) Income

Net (loss) income...................................................	$ (254,264)	$ (8,488)	$ (171,705)	$ 50,078

Other comprehensive (loss) income
Unrealized (losses) gains on investments in securities:
Unrealized holding losses arising during the period................................................	(19,980)	-	(23,132)	-
Unrealized foreign currency exchange losses arising during the period..........	(191)	-	(129)	-
Reclassification adjustment for the cumulative effect of a change in accounting principle included in income......................................................	-	-	-	4,351
Unrealized foreign currency exchange gain (loss) on foreign operations.....................	(676)	-	704	-
Unrealized derivative gains (losses):
Effective portion of interest rate contracts..................................................	(10,456)	(10,013)	(15,585)	(6,278)

Total other comprehensive (loss) income..........	(31,303)	(10,013)	(38,142)	(1,927)

Comprehensive (Loss) Income............................	$ (285,567)	$ (18,501)	$ (209,847)	$ 48,151

See accompanying notes to the combined consolidated financial statements

Combined Consolidated Statements
of Changes in Shareholders' and Owners' Equity
(unaudited)

For the nine months ended September 30
($ thousands, except share amounts)	2002

Series B Convertible Preferred Stock, no shares authorized ( December 31, 2001 - 1,100,000), $1.00 par value, no shares issued and outstanding at September 30, 2002 (December 31, 2001 - 1,100,000)
Balance, beginning of period.....................................................................................	$ 1,100,000
Conversion to Common Stock ..................................................................................	(1,100,000)

Balance, end of period................................................................................................	$ -

Class C Convertible Preferred Stock, no shares authorized (December 31, 2001- 750,000), $1.00 par value, no shares issued and outstanding at September 30, 2002 (December 31, 2001 - 376,504)
Balance, beginning of period.....................................................................................	$ 414,154
Issuance of 269,661 shares as consideration for net Trizec R & E Holding, Inc. (TREHI) assets received.............................................................................................................	296,627
Issuance of 49,330 shares as consideration for Chelsfield plc stock received.....	54,263
Issuance of 3,909 shares as consideration for investment in Borealis received..	4,300
Conversion to Common Stock....................................................................................	(769,344)

Balance, end of period.................................................................................................	$ -

Common Stock, 500,000,000 shares authorized (December 31, 2001 - 200,000,000), $0.01 par value, 150,033,310 shares issued and outstanding at September 30, 2002 (December 31, 2001 - 38,220,000)
Balance, beginning of period.....................................................................................	$ 382
Issuance of 30,317 shares as consideration for net TREHI assets received ........	-
Issuance of 57,788,546 shares for conversion of Series B Convertible Preferred Stock......	578
Issuance of 42,194,010 shares for conversion of Class C Convertible Preferred Stock.......	422
Issuance of 11,616,637 shares under recapitalization plan stock split.....................................	116
Issuance of 183,800 shares upon exercise of warrant and stock options................................	2

Balance, end of period...................................................................................................	$ 1,500

Additional Paid-in Capital
Balance, beginning of period........................................................................................	$ 922,844
TREHI settlement of Advances from parent...............................................................	236,619
Issuance of 30,317 shares of Common Stock and 269,661 shares of Class C Convertible Preferred Stock for TREHI contribution..................................................................	(296,627)
Issuance of 57,788,546 shares of Common Stock for conversion of Series B Convertible Preferred Stock............................................................................................................	1,099,422
Issuance of 42,194,010 shares of Common Stock for conversion of Class C Convertible Preferred Stock............................................................................................................	768,922
Preferred and Common Stock dividends in excess of available retained earnings.....................	(579,378)
Issuance of 11,616,637 shares of Common Stock under recapitalization plan stock split.........	(117)
Intrinsic value of stock option grant...........................................................................	6,011
Deemed distribution on acquisition of 151 Front Street............................................	(486)
Issuance of 183,800 shares of Common Stock upon exercise of options and warrants.............	1,800
Deemed equity contribution on repayment of Advances to parent.............................................	22,113

Balance, end of period....................................................................................................	$ 2,181,123

Total Shareholders' and Owners' Capital, end of period.............................................	$ 2,182,623

See accompanying notes to the combined consolidated financial statements

Combined Consolidated Statements
of Changes in Shareholders' and Owners' Equity (continued)
(unaudited)

For the nine months ended September 30
($ thousands)	2002

(Deficit) Retained Earnings
Balance, beginning of period..................................................................	$ 6,514
Net loss......................................................................................................	(171,705)
Dividends...................................................................................................	(90,670)

Balance, end of period...........................................................................	$ (255,861)

Unearned Compensation
Balance, beginning of period.....................................................................	$ (6,701)
Options granted...........................................................................................	(6,011)
Stock option grant expense for vested options......................................	4,781
Amortization of escrowed share grants...................................................	3,041

Balance, end of period................................................................................	$ (4,890)

Accumulated Other Comprehensive Loss
Balance, beginning of period......................................................................	$ (1,818)
Other comprehensive loss .........................................................................	(38,142)

Balance, end of period.................................................................................	$ (39,960)

See accompanying notes to the combined consolidated financial statements

Combined Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30

($ thousands)	2002	2001

Cash Flows from Operating Activities
Net (loss) income....................................................................................	$ (171,705)	$ 50,078
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Loss) income from unconsolidated real estate joint ventures including provision for loss on investments...............................	28,517	(14,287)
Depreciation and amortization expense (including discontinued operations)..........................................................................	126,279	120,705
Amortization of financing costs...........................................	6,156	7,877
Gain (loss) on disposition and provision for loss on real estate (including discontinued operations)................................	192,035	65,389
Minority interest....................................................................	(1,190)	270
Derivative losses...................................................................	-	456
Deferred compensation.........................................................	3,041	4,042
Provision for loss on investments.......................................	48,292	4,193
Deferred income tax expense.................................................	-	4,821
Loss on early debt retirement................................................	-	4,211
Cumulative effect of a change in accounting principle......	-	4,631
Stock option grant expense....................................................	4,781	-
Changes in assets and liabilities:
Escrows and restricted cash...................................................	(25,684)	100,196
Office tenant receivables, net.................................................	8,685	14,242
Other receivables, net..............................................................	(4,145)	(4,235)
Deferred rent receivables, net.................................................	(23,649)	(16,539)
Prepaid expenses and other assets........................................	(26,704)	(1,018)
Accounts payable, accrued liabilities and other liabilities...	(6,488)	33,082

Net cash provided by operating activities..................................	158,221	378,114

Cash Flows from Investing Activities
Real Estate:
Acquisitions.................................................................................	(68,517)	(181,740)
Development expenditures.........................................................	(64,460)	(289,390)
Tenant improvements and capital expenditures.....................	(68,227)	(64,914)
Tenant leasing costs...................................................................	(18,473)	(12,886)
Dispositions.................................................................................	102,532	104,216
Purchase of minority interest..........................................................	(82)	-
Unconsolidated real estate joint ventures:
Investments..................................................................................	(9,665)	(6,496)
Distributions.................................................................................	11,932	12,187

Net cash used in investing activities............................................	(114,960)	(439,023)

See accompanying notes to the combined consolidated financial statements

Combined Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the nine months ended September 30

($ thousands)	2002	2001

Cash Flows from Financing Activities
Mortgage debt and other loans:
Acquisition...........................................................................	4,000	27,500
Development financing........................................................	65,087	189,577
Refinancing expenditures.....................................................	(5,214)	(19,858)
Principal repayments.............................................................	(87,813)	(1,175,459)
Repaid on dispositions.........................................................	-	(1,321)
Draw on credit line.................................................................	375,000	-
Paydown of credit line...........................................................	(105,000)	-
Property financings................................................................	97,169	1,441,390
Net advance from (to) parent and affiliated companies........	77,746	(28,872)
Issuance of common stock........................................................	1,966	-
Distribution of additional paid-in capital.................................	(486)	-
Dividends.....................................................................................	(670,048)	(34,000)

Net cash (used in) provided by financing activities...............	(247,593)	398,957

Net (Decrease) Increase in Cash and Cash Equivalents.......	(204,332)	338,048

Cash and Cash Equivalents, beginning of period....................	297,434	70,195

Cash and Cash Equivalents, end of period................................	$ 93,102	$ 408,243

Supplemental Cash Flow Disclosures:

Cash paid during the nine months for:

Interest........................................................................................	$ 136,913	$ 137,203

Interest capitalized to properties under development...........	$ 2,145	$ 29,129

Other corporate taxes.................................................................	$ 5,253	$ 4,016

Non-cash investing and financing activities:

Mortgage debt assumed upon obtaining control of joint venture investment..................................................................	$ 105,555	$ 194,674

Transfer of joint venture interest to real estate upon obtaining control.....................................................................	$ 13,514	$ 70,680

Issuance of Class C Convertible Preferred Stock in exchange for other assets........................................................................	$ 355,190	$ -

Settlement of advance from parent in exchange for common stock of TREHI........................................................................	$ 236,619	$ -

Retirement of advance to parent in exchange for other assets.....	$ 35,000	$ -

Other non-cash financings...........................................................	$ -	$ 3,000

See accompanying notes to the combined consolidated financial statements

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

1.             ORGANIZATION AND DESCRIPTION OF THE BUSINESS

The organization presented in these interim financial statements was not a legal entity for all periods presented.  It was a combination of all the United States ("U.S.") assets that TrizecHahn Corporation ("TrizecHahn"), our former parent company and currently an indirect, wholly owned subsidiary of Trizec Canada Inc., owned directly or indirectly.  Trizec Properties, Inc. is a corporation organized under the laws of the State of Delaware and was ultimately a substantially wholly-owned subsidiary of TrizecHahn.  Trizec Properties, Inc.  is a 40% owned subsidiary of Emerald Blue Kft, which is an indirect wholly-owned subsidiary of Trizec Canada Inc.  A plan of arrangement (the "Reorganization") was approved by the TrizecHahn shareholders on April 23, 2002.  On February 14, 2002, the amended registration statement on Form 10 of Trizec Properties, Inc. was declared effective by the Securities and Exchange Commission and, accordingly, Trizec Properties, Inc. became subject to the reporting requirements of a public U.S. registrant.  On May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties, Inc. commenced trading on the New York Stock Exchange.

The accompanying interim financial statements present, on a combined consolidated basis, all of the U.S. assets of TrizecHahn, substantially all of which are owned and operated by Trizec Properties, Inc. ("Trizec Properties," formerly known as TrizecHahn (USA) Corporation) and Trizec R & E Holdings, Inc. ("TREHI," formerly known as TrizecHahn Developments Inc.), TrizecHahn's two primary U.S. operating and development companies. On March 14, 2002, TREHI was contributed to Trizec Properties as described in Note 7.  All of the combined entities were substantially wholly-owned subsidiaries of the common parent TrizecHahn.  Collectively the combination of all these assets is referred to as the "Corporation."

The Corporation operated as separate stand alone entities for the periods presented and, as such, no additional expenses incurred by TrizecHahn or its related entities were, in management's view, necessary to be allocated to the Corporation for the periods presented.  However, the historical financial results for periods prior to the effective date of the Reorganization are not necessarily indicative of future operating results and no adjustments have been made to reflect possible incremental changes to the cost structure as a result of the Reorganization.  The incremental charges will include, but are not limited to, additional senior management compensation expense to supplement the existing senior management team and internal and external public company corporate compliance costs.

The Corporation operates primarily in the U.S. where it owns, manages and develops office buildings and mixed-use properties.  At September 30, 2002, it had ownership interests in and managed a high-quality portfolio of 74 U.S. office properties primarily concentrated in the central business districts of seven major U.S. cities.  In addition, the Corporation has completed the development of and is stabilizing its three retail/entertainment projects.  At the end of 2000, Trizec Properties decided that it would elect to be taxed as a real estate investment trust ("REIT") pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing in 2001.

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

Certain prior period amounts have been reclassified to conform to current year presentation.

b.             Interim Financial Statements

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year.  These financial statements should be read in conjunction with the Corporation's financial statements and notes thereto contained in the Corporation's annual report in Form 10-K for its fiscal year ended December 31, 2001.

c.             Earnings Per Share

In connection with the Reorganization, the Corporation modified the number of its issued and outstanding shares of Common Stock as described in Note 8 and issued 8,368,932 options and 8,772,418 warrants to purchase shares of Common Stock.  This resulted in 149,849,246 shares of Common Stock and 17,141,350 options or warrants being outstanding on May 8, 2002.

At September 30, 2002, the Corporation had 150,033,310 shares of common stock issued and outstanding.

For determining basic earnings per share, the weighted average number of shares outstanding was 149,535,079 for the three months and 149,409,521 for the nine months ended September 30, 2002.  Not included in the computation of diluted income per share, as they would have had an anti-dilutive effect, were 8,692,432 stock options and 8,442,018 warrants for the three months and nine months ended September 30, 2002.  For the three month period, the dilutive shares were calculated based on $13.02 per share.  For the nine month period, the dilutive shares were calculated based on $14.41 per share, which represents the average trading price from May 8, 2002, the date the Corporation's Common Stock began trading, to September 30, 2002.

Basic and diluted net income per share of common stock for 2001 have been computed by dividing the net (loss) income for each prior period presented by the number of outstanding shares of common stock equivalents issued on May 8, 2002.  All Trizec Properties common stock equivalents at May 8, 2002 were considered for the purpose of determining dilutive shares outstanding for 2001. The Corporation used the price of its Common Stock on May 8, 2002 to determine the dilutive effect.

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

2.             SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

c.             Earnings Per Share (cont'd)

For the three months ended September 30, 2001, 8,368,932 stock options and 8,772,418 warrants were not included in the dilutive income per share calculation, as they would have had an anti-dilutive effect.  This resulted in no increase in dilutive shares outstanding.  For the nine months ended September 30, 2001, dilutive shares outstanding were increased by 1,721,062 in respect of stock options, escrow share grants and warrants, respectively, that had a dilutive effect, and 4,839,952 stock options and 2,959,858 warrants were not included in the computation of diluted income per share as they would have had an anti-dilutive effect.

d.             Change in Accounting Principle

The Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS No. 133") as of January 1, 2001.  The cumulative effect of this accounting change reduced net income for the nine months ended September 30, 2001 by $4,631.

e.             Recent Accounting Pronouncements

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."  SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion  No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business."  SFAS 144 requires long-lived assets that are to be disposed of by sale to be measured at the lower of book value or fair value less cost to sell. Under SFAS No. 144, certain conditions are required to be met for a property to be classified as held for disposition.  Under the transitional rules of the standard, properties held for disposition at the date of adoption are required to satisfy these conditions within one year of adoption.  For the current year, pursuant to the transition rules, the results of operations for these properties will be reported in continuing operations.  Properties currently held for disposition that do not meet such conditions by December 31, 2002 will be required to be reclassified from held for disposition to held for the long term at that date.  Reclassification, if any, is measured at the lower of the asset's carrying amount before it was classified as held for disposition, adjusting for any depreciation that would have been recognized had the asset been continuously classified as held for the long term, and fair value at the date of reclassification.  The Corporation adopted this standard on January 1, 2002.

On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145").  SFAS No. 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), and the amendment to SFAS No. 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements."  SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met.  SFAS No. 145 is effective for transactions occurring subsequent to May 15, 2002.  The Corporation does not expect SFAS No. 145 to have any impact on the Corporation beyond classification of costs related to early extinguishments of debt, which were previously shown as extraordinary items.

On June 28, 2002 the FASB issued SFAS No. 146,  "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities of a business.   Additionally, SFAS 146 addresses restructuring activities and nullifies the guidance in Emerging Issues Task Force (EITF) Issue

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

2.             SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

e.             Recent Accounting Pronouncements (cont'd)

No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for transactions initiated after December 31, 2002.  The Corporation will adopt this standard on January 1, 2003 and expects no impact with respect to the adoption of this standard.

3.             REAL ESTATE

The Corporation's investment in real estate is comprised of:

	September 30 2002	December 31 2001

Properties
Held for the long term.......................................................	$ 4,709,118	$ 4,329,889
Held for disposition...........................................................	160,216	630,558

	$ 4,869,334	$ 4,960,447

Properties held for disposition include certain properties that the Corporation has decided to dispose of in an orderly manner over a reasonable sales period.  At September 30, 2002, properties held for disposition included a retail/entertainment project, a technology center development property, an office property and certain remnant retail land sites that are subject to the transition rules of SFAS No. 144 and two office properties that meet the requirement of discontinued operations pursuant to SFAS No. 144.

The Corporation owns three retail/entertainment properties.  Hollywood and Highland (including the hotel) in Los Angeles, California and Paseo Colorado in Pasadena, California opened in the fourth quarter of 2001.  Desert Passage in Las Vegas, Nevada opened in 2000.  At December 31, 2001 these properties had been classified as held for disposition and carried at the lower of net book value or fair value less costs to sell.

Hollywood and Highland and Desert Passage depend on tourism for a significant portion of their visitors.  The September 11, 2001 terrorist attacks have continued to impact the levels of visitors at both projects.  Further, the Aladdin Hotel and Casino, which adjoins Desert Passage, filed for Chapter 11 reorganization in September 2001 and continues to operate while under the supervision of the bankruptcy court.  Appraisals indicated that the value of these properties and residual lands had declined as of December 31, 2001.  Accordingly, the Corporation recorded a provision for loss in the amount of $239.4 million in the fourth quarter of 2001 to reduce the carrying value of these properties.

The results of operations of both projects have not met the levels expected in 2002 and the Corporation believes the fair value of these properties has declined further.  Accordingly, an additional provision for loss in the amount of $238.4 million, consisting of $181.4 million for Hollywood and Highland (including the hotel, see Note 5) and $57.0 million for Desert Passage, was recorded in the quarter ended September 30, 2002.  Further, the Corporation anticipates that it will take considerably longer than originally expected to stabilize these properties and that their sale prior to the end of 2003 is unlikely.  As a result, the written down carrying value of the properties - $120.1 million for Hollywood and Highland retail, $77.7 million for Hollywood and Highland hotel (which represents the Corporation's pro rata share of the property value as the Corporation's investment in the hotel is included in Investments in Unconsolidated Real Estate Joint Ventures, see Note 5) and $207.0 million for Desert Passage - has been reclassified from properties held for disposition to properties held for the long term at September 30, 2002.

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

 3.             REAL ESTATE (CONT'D)

a.             Properties - Held for the Long Term

	September 30 2002	December 31 2001

Rental properties
Land ...............................................................................................	$ 585,688	$ 519,682
Buildings and improvements.......................................................	4,311,671	3,866,714
Tenant improvements...................................................................	299,253	250,824
Furniture, fixtures and equipment...............................................	12,889	14,060

	5,209,501	4,651,280
Less: accumulated depreciation.................................................	(528,404)	(432,562)

	4,681,097	4,218,718

Properties under development.........................................................	-	82,515
Properties held for future development..........................................	28,021	28,656

	$ 4,709,118	$ 4,329,889

At September 30, 2002, the Corporation reclassified all properties previously reported as properties under development to rental properties.

b.             Properties - Held for Disposition

	September 30 2002	December 31 2001

Rental properties.........................................................................	$ 149,624	$ 275,983
Properties under development...................................................	-	306,630
Properties held for development................................................	10,592	47,945

	$ 160,216	$ 630,558

Properties held for disposition are carried at the lower of depreciated cost less estimated impairment losses where appropriate, or estimated fair value less costs to sell.  Implicit in management's assessment of fair values are estimates of future rental and other income levels for the properties and their estimated disposal dates.  Due to the significant measurement uncertainty of determining fair value, actual proceeds to be realized on the ultimate sale of these properties could vary materially from their carrying value.

The results of operations of properties held for disposition that are subject to the transition rules of SFAS No. 144 are included in the revenue and expenses of the Corporation.  The following summarizes the condensed results of operations for these properties.

	For the three months ended September 30		For the nine months ended September 30

	2002	2001	2002	2001

Total Revenue........................................	$ 6,726	$ 1,304	$ 17,755	$ 3,777
Less: operating expenses and property taxes....................................	(2,446)	(343)	(6,646)	(834)

Property operating income...................	$ 4,280	$ 961	$ 11,109	$ 2,943

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

3.             REAL ESTATE (CONT'D)

b.             Properties - Held for Disposition (cont'd)

In the third quarter of 2002, the Corporation sold a property and designated two other properties as held for disposition.  Pursuant to SFAS No. 144 (see Note 2(e)), the results of operations for all periods presented and the gain on disposal for these properties have been reported as discontinued operations.  The following summarizes the results of operations and net income for these properties, excluding gain on disposal.

	For the three months ended September 30		For the nine months ended September 30

	2002	2001	2002	2001

Rentals..............................................	$ 1,429	$ 2,096	$ 6,302	$ 6,119
Interest..............................................	3	7	12	22

Total Revenues.....................................	1,432	2,103	6,314	6,141
Less:
Operating expenses.........................	(453)	(643)	(1,878)	(1,921)
Property taxes..................................	(198)	(264)	(722)	(751)
Interest expense...............................	(120)	(39)	(362)	(1,241)
Depreciation and amortization.......	(371)	(484)	(1,894)	(1,527)

Net income, before gain on disposition of properties.....................................	$ 290	$ 673	$ 1,458	$ 701

c.             Dispositions

                i)             Properties held for disposition

Date Sold	Property	Location	Rentable Sq. Ft.	Sales Price	Gain on Sale

January 31	Hanover Office Park	Greenbelt, MD	16,000	$ 885	$ 31
February 20	Valley Industrial Park	Seattle, WA	-	27,382	64
April 24	Perimeter Woods	Charlotte, NC	313,000	26,119	34
June 11	Clybourn Center	Chicago, IL	-	11,599	1,710
Various	Residual lands and refusal rights	Various	-	3,067	2,551

				$ 69,052	$ 4,390

                ii)            Discontinued operations

Date Sold	Property	Location	Rentable Sq. Ft.	Sales Price	Gain/(Loss) on Sale

June 24	Warner Center, Panavision Building	Los Angeles, CA	148,000	$ 13,461	$ (122)
July 19	Plaza West	Bethesda, MD	99,000	19,708	3,290

				$ 33,169	$ 3,168

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

3.             REAL ESTATE (CONT'D)

d.             Acquisitions

Date Acquired	Property	Location	Rentable Sq. Ft.	Total Acquisition Cost

April 12	151 Front Street	Toronto, ON	227,000	$ 29,115
June 3	10 and 120 Riverside -	Chicago, IL		7,150
	acquisition of ground lease and other obligations
June 4	Ernst & Young Plaza	Los Angeles, CA	1,252,000	115,112

				$ 151,377

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

The Corporation acquired 151 Front Street from TrizecHahn and, accordingly, the acquisition has been recorded using TrizecHahn's historic values (see Note 7 (a)).  The Corporation has classified this property as held for disposition under the transition rules of SFAS No. 144 as TrizecHahn had designated this property as held for disposition on December 31, 2001.

4.             LOSS ON INVESTMENT IN SEARS TOWER

On December 3, 1997, the Corporation purchased a subordinated mortgage collateralized by the Sears Tower in Chicago (the "Investment in Sears Tower"), for $70 million and became the residual beneficiary of the trust that owns the Sears Tower.  The Sears Tower is currently owned by a trust established for the benefit of an affiliate of Sears, Roebuck and Co.  The trust has a scheduled termination date of January 1, 2003, at which time the assets of the trust, subject to a participating first mortgage, will be distributed to the Corporation as the residual beneficiary.  The balance of the first mortgage, including accrued interest but excluding the lender's participating interest in cash flow, is $778.9 million at September 30, 2002 (December 31, 2001 - $778.9 million).  The Corporation anticipates that, upon the termination of the trust, it will consolidate the results of operations.

The Corporation has determined that its investment in the second mortgage receivable collateralized by the Sears Tower is impaired.  The Corporation estimates that the fair value of the Sears Tower is insufficient to cover encumbrances senior to the Corporation's position and the entire carrying value of the investment.  Accordingly, a loss provision of $48.3 million has been recorded to reduce the carrying value to its estimated fair value of $23.6 million.

5.             UNCONSOLIDATED REAL ESTATE JOINT VENTURES

The Corporation participates in incorporated and unincorporated joint ventures and partnerships with other venturers in various operating properties which are accounted for using the equity method.  In most instances, these projects are managed by the Corporation.

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

 5.             UNCONSOLIDATED REAL ESTATE JOINT VENTURES (CONT'D)

a.             Unconsolidated Real Estate Joint Venture Financial Information

On June 4, 2002, the Corporation acquired the remaining 75% interest in the Ernst & Young Plaza which it did not already own.  As a result of this acquisition, the Corporation now consolidates this property.

On September 26, 2002, the Corporation's ownership in the Hollywood & Highland hotel project increased to 91.4%.  As described in Note 3, the Corporation believes that the fair value of this investment has declined further.  Accordingly, an additional provision for loss of $38.8 million was recorded in the quarter ended September 30, 2002.

The following represents combined summarized financial information of the unconsolidated real estate joint ventures.

Balance Sheets	September 30 2002	December 31 2001
Assets Real estate, net...............................................................................
	$ 937,647	$ 1,206,887
Other assets....................................................................................	173,593	157,973

Total Assets ...................................................................................	$ 1,111,240	$ 1,364,860

Liabilities
Mortgage debt ...............................................................................	$ 588,947	$ 687,305
Other liabilities................................................................................	51,811	73,636
Partners' equity...............................................................................	470,482	603,919

Total Liabilities and Equity..........................................................	$ 1,111,240	$ 1,364,860

Corporation's Share of Equity.....................................................	$ 243,928	$ 289,242

Corporation's Share of Mortgage Debt......................................	$ 345,008	$ 351,063

Statements of Operations	For the three months ended September 30		For the nine months ended September 30

	2002	2001	2002	2001

Rentals..............................................	$ 47,966	$ 42,348	$ 154,184	$ 153,104
Interest..............................................	270	543	879	2,310

Total Revenues...............................	48,236	42,891	155,063	155,414

Expenses
Operating and other........................	22,612	21,480	74,558	69,955
Interest..............................................	9,507	7,163	32,035	37,932
Depreciation and amortization.......	8,265	9,072	26,507	23,033

Total Expenses.........................................	40,384	37,715	133,100	130,920

Income before provision for loss on real estate............................................	7,852	5,176	21,963	24,494

Provision for loss on real estate..........	(42,423)	-	(42,423)	-

Net (Loss) Income..................................	$ (34,571)	$ 5,176	$ (20,460)	$ 24,494

Corporation's Share of Net Income before Loss on Properties...............	$ 3,618	$ 3,589	$ 10,283	$ 14,287

Corporation's Share of Net (Loss) Income.................................................	$ (35,182)	$ 3,589	$ (28,517)	$ 14,287

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

 5.             UNCONSOLIDATED REAL ESTATE JOINT VENTURES (CONT'D)

b.             Liability for Obligations of Partners

The Corporation is contingently liable for certain obligations of its partners in such ventures.  In each case, all of the assets of the venture are available for the purpose of satisfying such obligations.  The Corporation had guaranteed or was otherwise contingently liable for approximately $8,036 at September 30, 2002 (December 31, 2001 - $12,968) of its partners' share of recourse property debt.

6.             MORTGAGE DEBT AND OTHER LOANS

	Properties Held for the Long Term		Properties Held for Disposition		Total Debt

	Weighted average		Weighted average		Weighted average		Weighted average
	interest rates at Sept. 30 2002	Sept. 30 2002	interest rates at Sept. 30 2002	Sept. 30 2002	interest rates at Sept. 30 2002	Sept. 30 2002	interest rates at Dec. 31 2001	Dec. 31 2001

Collateralized property loans:
At fixed rates........	6.87%	$ 2,131,837	-%	$ -	6.87%	$ 2,131,837	6.89%	$2,106,664
At variable rates (subject to interest rate caps)..............	4.56%	120,000	-%	-	4.56%	120,000	-%	-
At variable rates....	2.94%	818,455	4.43%	108,428	3.11%	926,883	3.00%	886,108
Other loans............	4.17%	331,739	-%	-	4.17%	331,739	8.10%	25,026

	5.58%	$ 3,402,031	4.43%	$ 108,428	5.54%	$ 3,510,459	5.76%	$3,017,798

In the table above, mortgage debt and other loans have been presented on a basis consistent with the classification of the underlying collateralized properties, by properties held for the long term or held for disposition.

a.             Collateralized Property Loans

Property loans are collateralized by deeds of trust or mortgages on properties, and mature at various dates between November 1, 2002 and May 15, 2011.

At September 30, 2002, the Corporation had fixed the interest rates on $150 million (December 31, 2001 - $150 million) of the debt classified as fixed, in the above table, by way of interest rate swap contracts with a weighted average interest rate of 6.01% and maturing on March 15,2008.  The cost to unwind these interest swap contracts was approximately $17.9 million at September 30, 2002 (December 31, 2001 - $3.6 million).

The Corporation has entered into interest rate cap contracts expiring June 2004 on $120 million of variable rate debt which limit the underlying LIBOR interest rate to 6.5%.  At September 30, 2002, the fair value of these interest rate cap contracts was nominal.

b.             Line of Credit

The Corporation has a three-year, $350 million unsecured revolving credit facility with a group of banks.  The amount of the credit facility available to be borrowed at any time is determined by the unencumbered properties that the Corporation owns that satisfy certain conditions for eligible properties.  At September 30, 2002, the amount eligible to be borrowed was $315 million and $270 million was outstanding under this facility  (December 31, 2001 - nil).

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

 6.             MORTGAGE DEBT AND OTHER LOANS (CONT'D)

b.             Line of Credit (cont'd)

Financial covenants contained in the revolving credit facility include tests of total debt as a percentage of total asset value (maximum 60%) and total secured debt as a percentage of total asset value (maximum 55%).  The Corporation believes it is in compliance with these covenants as of the end of the third quarter.  However, certain terms contained in the agreement could be subject to interpretation.  As a precautionary measure, the Corporation has obtained approval for a temporary modification of these covenants from the required number of participating banks to the end of 2002.  The Corporation is in active discussions with the bank group concerning permanently modifying these covenants and other terms of the revolving credit facility.  While the Corporation believes it will be successful in the discussions, there can be no assurance that the required number of participating banks will agree to such further modifications or that the Corporation will be able to continue to satisfy the original covenant requirements over the next several quarters.  In that event, the Corporation intends to refinance the facility and believes it will be able to do so on commercially reasonable terms.

c.             Guarantees of Indebtedness

At December 31, 2001, $241,616 of guarantees in connection with mortgage debt and other loans, including the Corporation's pro rata share of certain unconsolidated joint venture debt, had been provided by certain subsidiaries of TrizecHahn.  As a consequence of the Reorganization, these guarantees have been assumed by the Corporation.

7.             RELATED PARTY INFORMATION

a.             Transactions During 2002

            i.      TREHI

On January 1, 2002, TREHI settled its existing advance from parent of $236,619 in exchange for issuing 237 shares of TREHI common stock to TrizecHahn.  As a result of this transaction, Advances from parent was reduced by $236,619 with a corresponding increase to Additional paid-in capital.

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

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

7.             RELATED PARTY INFORMATION (CONT'D)

a.             Transactions During 2002 (cont'd)

            iii.   Contribution of Chelsfield plc (cont'd)

In consideration for the ordinary shares of Chelsfield plc received, TrizecHahn was issued 49,330 shares of Trizec Properties Class C Convertible Preferred Stock at a value of approximately $54 million and retired a $35 million non-interest bearing advance from the Corporation.

The Corporation's investment in Chelsfield plc has been designated as an equity investment available for sale.  The investment is carried at fair value with the resulting unrealized gain or loss, including any unrealized foreign currency exchange gain or loss, being recorded in other comprehensive income.  Declines in value that are considered permanent are recorded as a component of net income/(loss).

            iv.    Contribution of Borealis

TrizecHahn had investments in private equity and venture capital funds managed by Borealis Capital Corporation and in Borealis Capital Corporation (collectively referred to as "Borealis").  On April 30, 2002, TrizecHahn contributed its investment in Borealis to the Corporation in exchange for 3,909 shares of Trizec Properties Class C Convertible Preferred Stock valued at approximately $4.3 million.  During the current quarter, the Corporation received approximately $1.6 million related to a disposition of a portion of its interest in Borealis.  The amount received approximated the Corporation's book value.

b.             Other Related Party Information

	September 30 2002	December 31 2001

Non-interest bearing advances from Trizec Properties to the parent and affiliated companies......................................................	$ -	$ 90,633

Non-interest bearing advances from the parent and affiliated companies to TREHI........................................................................	$ -	$ 236,619

As part of the Reorganization, TrizecHahn repaid its remaining advances from the Corporation.

At December 31, 2001, the non-interest bearing advances from and to the parent and affiliated companies were unsecured and due on demand.

8.             SHAREHOLDERS' AND OWNERS' EQUITY

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

8.             SHAREHOLDERS' AND OWNERS' EQUITY (CONT'D)

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

On September 30, 2002, the Corporation paid $13,128 as a dividend to the holders of the Common Stock.  Pursuant to the terms of the special voting shares, on September 30, 2002, the Corporation paid $281 as a special dividend which represented the withholding taxes on the Common Stock dividend paid September 30, 2002 to TrizecHahn.

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

8.             SHAREHOLDERS' AND OWNERS' EQUITY (CONT'D)

c.             Stock Options and Warrants

The table below shows the movements during the nine months ended September 30, 2002 in the stock options and warrants that the Corporation has granted.

            i.              Stock Options

Exercise Price			Weighted Average Price	Number of Options

Granted during the period
$11.00	to	$15.92	$ 14.02	3,743,980
$15.93	to	$18.41	$ 17.64	3,574,593
$18.42	to	$22.01	$ 20.91	2,050,359
			- - - - - - - - - -
			$ 16.91	9,368,932

Exercised during the period
$11.00	to	$15.92	$ 14.49	124,400
$15.93	to	$18.41	$ -	-
$18.42	to	$22.01	$ -	-
			- - - - - - - - - -
			$ 14.49	124,400

Cancelled during the period
$11.00	to	$15.92	$ 14.88	75,850
$15.93	to	$18.41	$ 18.41	141,500
$18.42	to	$22.01	$ 20.28	334,750
			- - - - - - - - - -
			$ 19.06	552,100

Outstanding at September 30, 2002
$11.00	to	$15.92	$ 13.99	3,543,730
$15.93	to	$18.41	$ 17.60	3,433,093
$18.42	to	$22.01	$ 21.03	1,715,609
			- - - - - - - - - -
			$ 16.81	8,692,432

            ii.            Warrants

Exercise Price			Weighted Average Price	Number of Warrants

Granted during the period
$9.57	to	$15.50	$ 12.40	3,848,281
$15.51	to	$22.01	$ 18.50	2,997,836
$22.01	to	$34.50	$ 25.43	1,926,301

			$ 17.35	8,772,418

Exercised during the period
$9.57	to	$15.50	$ 14.05	59,400
$15.51	to	$22.01	$ -	-
$22.01	to	$34.50	$ -	-

			$ 14.05	59,400

Cancelled during the period
$9.57	to	$15.50	$ -	-
$15.51	to	$22.01	$ 19.28	271,000
$22.01	to	$34.50	$ -	-

			$ 19.28	271,000

Outstanding at September 30, 2002
$ 9.57	to	$15.50	$ 12.38	3,788,881
$15.51	to	$22.01	$ 18.42	2,726,836
$22.01	to	$34.50	$ 25.43	1,926,301

			$ 17.31	8,442,018

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

9.             SEGMENTED INFORMATION

The Corporation has determined that its reportable segments are those that are based on the Corporation's method of internal reporting, which classifies its office operations by regional geographic area.  This reflects a management structure with dedicated regional leasing and property management teams.  The Corporation's reportable segments by geographic region for office operations in the United States are:  Atlanta, Chicago, Dallas, Houston, Los Angeles area, New York area, Washington D.C. area and secondary markets.  A separate management group heads the retail/entertainment development segment.  The Corporation primarily evaluates operating performance based on property operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes including properties that have been designated as discontinued operations.  This excludes property related depreciation and amortization expense.  The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 - Significant Accounting Policies of the Corporation's Form 10-K, except that real estate operations conducted through joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting.  All key financing, investing, capital allocation and human resource decisions are managed at the corporate level.  Asset information by reportable segment is not reported since the Corporation does not use this measure to assess performance; therefore, the depreciation and amortization expenses are not allocated among segments.

The following presents internal property operating income by reportable segment for the three months and the nine months ended September 30, 2002 and 2001.

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

9.            SEGMENTED INFORMATION (CONT'D)

For the three months ended September 30, 2002 and 2001

	Office Properties

	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Property operations
Total property revenue...	$ 21,398	$ 18,917	$ 16,823	$ 17,643	$ 24,768	$ 27,341	$ 30,376	$ 34,107	$ 17,502	$ 10,157
Total property expense...	(8,517)	(7,294)	(8,146)	(8,923)	(13,796)	(13,108)	(13,357)	(14,964)	(7,784)	(4,600)

Internal property operating income...............................	$ 12,881	$ 11,623	$ 8,677	$ 8,720	$ 10,972	$ 14,233	$ 17,019	$ 19,143	$ 9,718	$ 5,557

	Office Properties (Cont'd)

	New York		Washington D.C.		Secondary Markets		Total Office		Retail		Total
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Property operations
Total property revenue.........	$ 48,787	$ 47,447	$ 31,756	$ 34,887	$ 50,531	$ 51,534	$ 241,941	$ 242,033	$ 28,222	$ 10,229	$ 270,163	$ 252,262
Total property expense........	(20,438)	(19,972)	(12,249)	(11,387)	(23,661)	(21,991)	(107,948)	(102,239)	(17,795)	(3,427)	(125,743)	(105,666)

Internal property operating income..................................	$ 28,349	$ 27,475	$ 19,507	$ 23,500	$ 26,870	$ 29,543	$ 133,993	$ 139,794	$ 10,427	$ 6,802	$ 144,420	$ 146,596

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

9.             SEGMENTED INFORMATION (CONT'D)

For the nine months ended September 30, 2002 and 2001

	Office Properties

	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Property operations
Total property revenue......	$ 62,691	$ 56,242	$ 50,782	$ 44,235	$ 73,984	$ 83,760	$ 90,131	$ 98,624	$ 41,681	$ 30,650
Total property expense......	(24,238)	(21,773)	(23,261)	(24,672)	(40,566)	(38,934)	(39,861)	(43,458)	(17,523)	(12,811)

Internal property operating income................................	$ 38,453	$ 34,469	$ 27,521	$ 19,563	$ 33,418	$ 44,826	$ 50,270	$ 55,166	$ 24,158	$ 17,839

	Office Properties (Cont'd)

	New York		Washington D.C.		Secondary Markets		Total Office		Retail		Total
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Property operations
Total property revenue.............	$ 146,659	$ 142,901	$ 96,035	$ 98,614	$152,876	$ 161,925	$ 714,839	$ 716,951	$ 79,449	$ 27,309	$ 794,288	$ 744,260
Total property expense.............	(58,743)	(55,929)	(35,887)	(31,638)	(67,344)	(71,011)	(307,423)	(300,226)	(48,355)	(9,591)	(355,778)	(309,817)

Internal property operating income.......................................	$ 87,916	$ 86,972	$ 60,148	$ 66,976	$ 85,532	$ 90,914	$ 407,416	$ 416,725	$ 31,094	$ 17,718	$ 438,510	$ 434,443

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

9.             SEGMENTED INFORMATION (CONT'D)

The following is a reconciliation of internal property operating income to income before extraordinary items and cumulative effect of a change in accounting principle.

	For the three months ended September 30		For the nine months ended September 30

	2002	2001	2002	2001

Internal property revenue.....................	$ 270,163	$ 252,262	$ 794,288	$ 744,260
Less: Real estate joint venture property revenue...............................	(26,327)	(23,390)	(80,082)	(76,898)
Less: Discontinued operations...........	(1,429)	(2,096)	(6,302)	(6,119)
Interest income.......................................	1,553	4,052	6,341	11,487

Total revenues...................................	243,960	230,828	714,245	672,730

Internal property operating expenses.	(125,743)	(105,666)	(355,778)	(309,817)
Less: Real estate joint venture operating expenses.........................	13,051	11,154	40,059	34,957
Less: Discontinued operations.......	651	907	2,600	2,672

Total operating expenses and property taxes....................................	(112,041)	(93,605)	(313,119)	(272,188)

General and administrative expenses..	(13,932)	(6,278)	(32,616)	(16,840)
Interest expense.................................	(49,506)	(38,174)	(143,991)	(114,901)
Depreciation and amortization expense.............................................	(44,351)	(39,508)	(124,387)	(119,178)
Stock option grant expense..............	(2,779)	-	(4,781)	-
Reorganization costs.........................	-	-	-	(13,922)
Derivative losses................................	-	-	-	(456)
Provision for income and other corporate taxes.................................	(1,334)	(3,167)	(4,100)	(7,706)
Minority interest.................................	1,514	87	1,190	(270)
(Loss) income from unconsolidated real estate joint ventures including provision for loss on investment ($38,800 and nil)...............................	(35,182)	3,589	(28,517)	14,287
Gain (loss) on disposition and provision for loss on real estate.......	(199,141)	(62,933)	(195,203)	(65,389)
Provision for loss on investments...	(48,292)	-	(48,292)	(4,193)
Recovery on insurance claim............	3,240	-	3,240	-

(Loss) Income from Continuing Operations before Extraordinary Items and Cumulative Effect of a Change in Accounting Principle.....	$ (257,844)	$ (9,161)	$ (176,331)	$ 71,974

Notes to the Combined Consolidated Financial Statements
($ thousands, except share and per share amounts)

 10.          CONTINGENCIES

 a.             Litigation

The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims that arise from time to time.  While the final outcome with respect to claims and litigation pending at September 30, 2002, cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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

The Corporation performs ongoing credit evaluations of tenants and may require tenants to provide some form of credit support such as corporate guarantees and/or other financial guarantees.  Although the Corporation's properties are geographically diverse and tenants operate in a variety of industries, to the extent the Corporation has a significant concentration of rental revenue from any single tenant, the inability of that tenant to make its lease payment could have an adverse effect on the Corporation.  The Corporation has no single tenant that contributes more than 5% to its property operating income.

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

d.             Insurance

The Corporation carries with a third party insurer comprehensive general liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties.  There are, however, certain types of risks (generally of a catastrophic nature such as from wars or environmental contamination) which are either uninsurable or not economically insurable.

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

10.          CONTINGENCIES (CONT'D)

d.             Insurance (cont'd)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

                In the remainder of this Form 10-Q, the terms "we," "us," "our" and "our company" refer to the combined operations of all of the former U.S. holdings of our former parent company, TrizecHahn Corporation (currently an indirect, wholly owned subsidiary of Trizec Canada Inc.), substantially all of which are owned and operated by Trizec Properties, Inc., Trizec R & E Holdings, Inc. (formerly known as TrizecHahn Developments Inc.) and their respective consolidated subsidiaries.  On March 14, 2002, Trizec R & E Holdings, Inc. was contributed to Trizec Properties, Inc.

                The following discussion should be read in conjunction with "Forward-Looking Statements" and the combined consolidated interim financial statements and the notes thereto that appear elsewhere in this Form 10-Q.  The following discussion may contain forward-looking statements within the meaning of the securities laws.  Actual results could differ materially from those projected in such statements as a result of certain factors set forth in this Form 10-Q and in our Form 10-K for the year ended December 31, 2001.

Overview

                We are the second largest fully integrated, self-managed, publicly traded office company in the United States based on the square footage of our owned and managed properties as of October 22, 2002, according to our internal estimates based on publicly available information about our competitors as of September 30, 2002.  We are principally engaged in owning and managing office properties in the United States.  At September 30, 2002, we had total assets of $5.8 billion and owned interests in or managed 74 office properties containing approximately 49.0 million square feet, with our pro rata ownership interest totaling approximately 42.4 million square feet.  Based on square footage, approximately 72% of our buildings are located in central business districts, or CBDs, of major U.S. cities, including Atlanta, Chicago, Dallas and Houston and the Los Angeles, New York and Washington, D.C. areas, and approximately 77% of our buildings are Class A.  We consider Class A office buildings to be buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates and that are modern structures or have been modernized to compete with newer buildings.

                We also own three retail/entertainment projects.  We are completing the stabilization of these destination-oriented retail and entertainment centers, all of which are in operation.  One project is under contract for disposal.  We intend to complete the leasing of the other two projects to achieve stable operating cash flows before selling them in an orderly fashion.

                At the end of 2000, we decided to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing in 2001.  As a REIT, we generally will not be subject to U.S. federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.

                Our goal is to increase stockholder value through sustained growth in operating cash flows, thereby increasing the value of our portfolio.  We believe we can accomplish our goal through the following strategies:

  intensively managing our properties and our portfolio;
  improving the efficiency and productivity of our operations; and
  maintaining a prudent and flexible capital plan.

                Our portfolio strategy is to invest in and manage office properties in the CBDs of major metropolitan areas with high job growth potential, allowing us to achieve economies of scale across a diverse base of tenants that provide for sustainable property cash flows.  As opportunities arise, we will dispose of non-core assets that are not complementary to this strategy.

Critical Accounting Policies and Estimates

                Refer to our Form 10-K for the year ended December 31, 2001 for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of real estate assets and investments, and tax liabilities.  During the third quarter of 2002, there were no changes to these policies.

Results of Operations

                The following discussion is based on our combined consolidated interim financial statements for the three months ended September 30, 2002 and 2001, and for the nine months ended September 30, 2002 and 2001.

                The combined consolidated interim financial statements present all of TrizecHahn Corporation's former U.S. holdings, all of which are now owned and operated by us.  Prior to TrizecHahn Corporation's corporate reorganization, we, along with our subsidiary Trizec R & E Holding Inc. (formerly known as TrizecHahn Developments Inc., which became our subsidiary on March 14, 2002) were TrizecHahn Corporation's two primary U.S. operating and development companies.  The combined entities and their subsidiaries were under the common control of TrizecHahn Corporation and have been presented utilizing the historical cost basis of TrizecHahn Corporation.  For additional information about TrizecHahn Corporation's corporate reorganization, see "Part I - Item 1. Business" in our Form 10-K for the year ended December 31, 2001.

                We have had acquisition, disposition and development activity in our property portfolio in the periods presented.  The table that follows is a summary of our acquisition and disposition activity from January 1, 2001 to September 30, 2002 and reflects our total portfolio at September 30, 2002.  The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint ventures or managed properties.

	U. S. Office			Retail/Entertainment

Properties as of:	Properties	Total Sq.Ft.	Pro rata Owned Sq.Ft.	Properties	Total Sq.Ft.	Pro rata Owned Sq.Ft.

		(in thousands)			(in thousands)

December 31, 2000..................................	77	49,831	41,516	1	475	475
Acquisitions.........................................	3	818	818	-	-	-
Dispositions.........................................	(4)	(1,937)	(1,161)	-	-	-
Additional space placed on-stream..	-	150	150	3	1,810	1,601

December 31, 2001..................................	76	48,862	41,323	4	2,285	2,076
				-	-	-
Dispositions.........................................	(3)	(576)	(576)	-	-	-
Acquisitions.........................................	-	-	933	-	-	-
Additional space placed on-stream..	1	560	560	-	-	-
Re-measurements................................	-	136	134	-	-	-

September 30, 2002.................................	74	48,982	42,374	4	2,285	2,076

                In addition, during the second quarter of 2002, we acquired 151 Front Street, Toronto, ON, with 272,000 square feet of total and owned space.

                As a result of the acquisition, disposition and development activity, the financial information presented shows significant changes in revenues and expenses from period-to-period, therefore, we do not believe our period-to-period financial data in isolation are necessarily comparable.  Accordingly, the analysis that follows focuses on changes resulting from properties that we owned for the entire time during both periods, which we refer to as our "comparable portfolio," in addition to the changes attributable to our total portfolio.

                In the financial information that follows for continuing operations, property revenues include rental revenue, recoveries from tenants for certain expenses, fee income and parking and other revenue.  Property operating expenses include property operating expenses and property taxes and excludes depreciation and amortization expense.  Property operating income is defined as property revenues less property operating expenses, before general and administrative expense, depreciation and amortization, interest expense and income taxes.

                Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

                The following is a table comparing our summarized operating results for the periods, including other selected information.

	Three Months Ended September 30
			Increase/ (Decrease)	% Change
	2002	2001

	(dollars in thousands)

Property revenues......................................................	$ 242,407	$ 226,776	$ 15,631	6.9%
Interest income...........................................................	1,553	4,052	(2,499)	(61.7)%

Total revenues...........................................................	243,960	230,828	13,132	5.7%

Property operating expenses...................................	112,041	93,605	18,436	19.7%
General and administrative.......................................	13,932	6,278	7,654	121.9%
Interest expense.........................................................	49,506	38,174	11,332	29.7%
Depreciation and amortization.................................	44,351	39,508	4,843	12.3%
Stock option grant expense......................................	2,779	-	2,779	-

Total expenses............................................................	222,609	177,565	45,044	25.4%

Income from continuing operations before income taxes, allocation to minority interest, (loss) income from unconsolidated real estate joint ventures, gain (loss) on disposition and provision for loss on real estate, provision for loss on investments, recovery on insurance claim, extraordinary items and cumulative effect of a change in accounting principle..............................................	21,351	53,263	(31,912)	(59.9)%
Provision for income and other corporate taxes.....	(1,334)	(3,167)	1,833	57.9%
Minority interest..........................................................	1,514	87	1,427	1,640.2%
(Loss) income from unconsolidated real estate joint ventures including provision from loss on investment ($38,800 and nil)........................................................................	(35,182)	3,589	(38,771)	(1,080.3)%
Gain (loss) on disposition and provision for loss on real estate...................................................................	(199,141)	(62,933)	(136,208)	(216.4)%
Provision for loss on investments..............................	(48,292)	-	(48,292)	-
Recovery on insurance claim.......................................	3,240	-	3,240	-

Loss from continuing operations...............................	(257,844)	(9,161)	(248,683)	(2,714.6)%
Income from discontinued operations........................	290	673	(383)	(56.9)%
Gain on disposition of discontinued real estate........	3,290	-	3,290	-

Net loss............................................................................	(254,264)	(8,488)	(245,776)	(2,895.6)%

Dividends paid to special voting stockholders..........	(281)	-	(281)	-

Net loss applicable to common stockholders............	$ (254,545)	$ (8,488)	$ (246,057)	(2,898.9)%

Straight line adjustment...............................................	$ 7,534	$ 5,712	$ 1,822	31.9%

Lease termination fees..................................................	$ 1,834	$ 1,678	$ 156	9.3%

                The table below presents selected operating information for our total portfolio (excluding joint ventures and discontinued operations) and for our comparable portfolio of 59 office properties, which we owned both at September 30, 2002 and 2001, and in each case for the full three months.

	Three Months Ended September 30		Increase/ (Decrease)	% Change

	2002	2001

	(dollars in thousands)
Total Portfolio
Office
Property revenues...............................................................	$ 217,754	$ 216,548	$ 1,206	0.6%
Property operating expenses.............................................	94,091	90,204	3,887	4.3%

Property operating income...............................................	$ 123,663	$ 126,344	$ (2,681)	(2.1)%

Retail/Entertainment
Property revenues...............................................................	$ 24,653	$ 10,228	$ 14,425	141.0%
Property operating expenses.............................................	17,950	3,401	14,549	427.8%

Property operating income...............................................	$ 6,703	$ 6,827	$ (124)	(1.8)%

Comparable Portfolio
Office
Property revenues...............................................................	$ 198,161	$ 207,357	$ (9,196)	(4.4)%
Property operating expenses.............................................	89,465	86,504	2,961	3.4%

Property operating income...............................................	$ 108,696	$ 120,853	$ (12,157)	(10.1)%

                U.S. macroeconomic conditions directly affect the level of office employment.  In turn, the demand for office space affects our operating performance.

                Although the possibility of a double-dip recession still exists and geopolitical risks are still high, the U.S. economy has begun to show signs of recovery.  The Commerce Department reported on October 29, 2002, an expansion in the gross domestic product of 3.6% in the third quarter.  The Blue Chip Economic Indicators October survey of 51 economists, taken before the November 2002 U.S. Federal Reserve Board announcement of a 0.5% decline in federal funds rates,  indicated an expectation of 2.2% growth for the fourth quarter, and the U.S. Treasury still expects an annual gross domestic product growth rate for 2002 of 3%.

                According to the Bureau of Labor, after a decade of 3% year-over-year increases in employment levels in major metropolitan areas, in early 2001 employment declined.  In March 2002, the negative growth reached 1.6%, subsiding to 1% in September 2002.  As of September 2002, month-to-month employment levels in certain markets appear to be flat.  Barring further deterioration in macroeconomic conditions, over time we expect improvements in employment levels which will eventually lead to improved absorption of office space.

                In the meantime, general conditions in the U.S. office market did not improve during the third quarter.  According to Cushman and Wakefield, in the third quarter, national CBD vacancy rates increased from 14.1% at June 30, 2002 to 14.4% at September 30, 2002, although leasing activity did advance from 93 million square feet in the second quarter to 151 million square feet in the third quarter.  This compares with the third quarter of 2001 which was at 161 million square feet.  In addition, sublease availabilities declined from the second quarter to the third quarter of 2002 from 126 million square feet to 123 million square feet.

                Both New York and Chicago appear to have lost jobs month over month from August to September 2002 and employment levels in September 2002 were off 2.1% and 1.5% respectively from one year ago.  New York is a market that is particularly vulnerable to the anticipated continued downsizing in the financial services sector.  In that market, however, we ended the quarter 97.6% occupied and expect to remain that way through the end of the year.  Chicago has been impacted by significant corporate downsizings, including Arthur Anderson and several major telecommunications companies.  Nearly 5 million square feet of new office space is expected to have been delivered in the CBD by the end of 2002.  In Chicago, we ended the quarter 92.9% occupied and expect that number to advance to 94% by year-end.

                Atlanta's year-over-year employment is down 2.6% in September.  However, month-to-month employment levels appear to be flat throughout the third quarter of 2002.  In Dallas, employment levels are down only 0.4% compared with a year ago and have grown slightly month to month over the third quarter of 2002.  Houston employment levels display a similar pattern to Dallas.  Similarly, Washington D.C. and Los Angeles employment levels were down 0.5% and 0.7% respectively and flat month to month over the quarter.

                Overall, leases comprising 12% of the square footage of our office portfolio are scheduled to expire in 2003.  Chicago and New York have the least exposure to lease expirations with 5% and 6%, respectively, of the square footage in each city subject to lease expirations in 2003.  Houston (19%), Dallas (14%) and Atlanta (13%) are core markets where the percentage of square footage subject to lease expirations in 2003 exceeds our portfolio average of 12%.

                The trend in overall vacancies has continued upwards during the first nine months of 2002.  This, combined with the sublet space inventory, has increased downward pressure on rental rates and upward pressure on leasing costs and concessions.

                In an environment of deteriorating economic conditions, it is normal to experience significant rental delinquencies and tenant failures.  We monitor the financial strength of our key tenants and, therefore, their ability to pay and the likelihood that they will continue to pay through a watch list process applied at the local, regional and corporate property management levels.  This monitoring process is designed to help us identify significant credit risks.  At the end of the third quarter, we were closely monitoring certain tenant situations involving approximately 3% of the occupied space of our office portfolio.

                Our portfolio is currently insured against acts of terrorism, subject to policy limits and deductibles and subject to exceptions for terrorist attacks that constitute acts of war.  The term of this insurance policy extends through the end of 2002.  We cannot ensure that insurance coverage for acts of terrorism will continue to be available on commercially acceptable terms beyond 2002.  Insurance costs are expected to increase significantly beyond 2002.  There can be no assurance that third party insurers will be able to maintain reinsurance sufficient to cover any losses that may be incurred as a result of terrorist acts.  However, recent federal legislative developments, which have yet to be enacted, indicate that the U.S. Government may provide partial financial relief to insurers to help defray the cost of claims arising from future terrorist acts.

                In addition, the level of security has been increased at certain properties in response to the terrorist attacks.  We expect to be able to pass on a significant portion of these cost increases to tenants in the form of increased rents.

                On December 3, 2001, a group of Enron Corporation companies filed for Chapter 11 reorganization.  Enron was our fourth largest tenant contributing 2% of 2001 NOI and occupying 793,000 square feet, primarily at the Allen Center in Houston, Texas.  As of January 31, 2002, Enron terminated all its leased space at the average in-place net rent of approximately $9.30 per square foot. At September 30, 2002, approximately 410,000 square feet of this space had been leased and occupied at an average net rent of approximately $14 per square foot.

                Our management believes our portfolio is well positioned to continue to perform through these more uncertain economic times due to its diversified tenant and geographic asset base, primarily located in strong CBD markets in the United States.

                Property Operating Income - Property Revenue Less Property Operating Expense

                The $15.6 million total increase in property revenues for the comparable period is the result of completion of all retail development properties by the end of 2001, the acquisition in the second quarter of 2002 of 151 Front Street in Toronto, Ontario, and of the remaining 75% interest in Ernst & Young Plaza in Los Angeles, California, and the partial lease-up of Alliance Center in Atlanta, Georgia in 2002, partially offset by lower average occupancy as a result of some significant lease terminations and property dispositions.  The lease terminations include Enron, as noted above; a tenant occupying all 184,000 square feet at One Reston Place in Reston, Virginia, that terminated in December 2001; and a 484,000 square foot tenant at the Gallerias in Dallas, Texas that terminated in October 2001.

                For our total portfolio of 74 office properties for the three months ended September 30, 2002, we leased 2,256,000 square feet (2,079,000 square feet on a pro rata basis), and occupancy decreased to 88.0% compared with 91.5% at September 30, 2001, primarily due to the lease terminations noted above.

                For the comparable portfolio of 67 office properties including our joint ventures and discontinued properties, occupancy decreased from 91.8% at September 30, 2001 to 88.1% at September 30, 2002.  The average monthly occupancy for these 67 properties was 88.9% for the three months ended September 30, 2002 compared with 92.3% for the three months ended September 30, 2001.

                For our 100% owned comparable portfolio of 59 properties, property revenue decreased $9.2 million or 4.4%.  Excluding termination fees from both periods, property revenue decreased $8.7 million or 4.2%.

                The acquisition of the remaining 75% interest in Ernst & Young Plaza that we did not previously own and 151 Front Street increased property revenue by $7.9 million.  We had previously included 25% of the operating results from the Ernst & Young Plaza in Income from unconsolidated real estate joint ventures.  Additionally, current period revenue benefited by $3.1 million from the initial lease-up of One Alliance Center in Atlanta, which was completed in October 2001.

                We disposed of four properties last year and three properties during the current year, which decreased revenues by $2.3 million for the three months ended September 30, 2002 compared with the same period in the prior year.

                Included in the above property revenue analysis are lease termination fees.  Lease termination fees are an element of ongoing real estate ownership, and for the three months ended September 30, 2002, we recorded $1.1 million of termination fees for our office portfolio, compared to $1.6 million for the same period in the prior year.

                Retail/entertainment property revenue increased $14.4 million and retail property operating expenses increased by $14.5 million primarily due to the completion of all three retail/entertainment projects.  The retail/entertainment component of Hollywood & Highland in Los Angeles opened on November 8, 2001 and at September 30, 2002, it was 78.5% occupied.  The hotel component opened at the end of December 2001.  Paseo Colorado opened September 28, 2001 and at September 30, 2002, it was 91.2% occupied.

                Office property operating expenses, which include real estate taxes, utilities, repairs and maintenance, cleaning and other property-related expenses and exclude depreciation and amortization expense, increased due to the portfolio composition changes described above.  For our comparable portfolio, operating expenses increased due to higher security costs, higher property taxes and bad debt expenses, which were partially offset by lower utilities expense. Excluding the impact on revenues of lease termination fees, our comparable office portfolio gross margin decreased to 54.6% for the three months ended September 30, 2002 from 58.0% for the three months ended September 30, 2001, reflecting the lower average occupancy for the period.

                Interest Income

                The $2.5 million decrease in interest income for the three months ended September 30, 2002 compared with the prior year period was primarily due to lower cash balances and lower interest rates.

                General and Administrative Expense and Reorganization Costs

                General and administrative expense includes expenses for corporate and portfolio asset management functions.  Expenses for property management and fee-based services are recorded as property operating expenses.

                General and administrative expense increased by $7.7 million for the three months ended September 30, 2002, compared with the prior year period.  Severance costs associated with the departure of our former Chief Executive Officer accounted for approximately $5.0 million of this increase.  The remainder of the increase is due primarily to additional senior management costs and increased internal and external public company corporate compliance costs as a result of the corporate reorganization of TrizecHahn Corporation.

                Interest Expense

                Interest expense increased by $11.3 million for the three months ended September 30, 2002, compared with the same prior year period.  Cessation of interest capitalization for the three retail/entertainment development properties and One Alliance Center, which were completed in late 2001, increased interest expense by $9.3 million.  The impact of acquisitions resulted in an increase of $2.4 million.  The drawdown on our $350 million revolving line of credit (described below) that was primarily used to fund dividends in connection with TrizecHahn Corporation's corporate reorganization, added $3.0 million of interest expense.  The regular principal amortization of the loan balances resulted in a decrease in interest expense of $1.7 million.  Average variable rates have decreased by 132 basis points compared to the prior year, which resulted in a decrease in interest expense of $1.7 million.

                Depreciation and Amortization

                For the three months ended September 30, 2002, depreciation expense increased by $4.8 million. Our acquisition of office properties and the write off of tenant improvements related to early lease terminations resulted in increased depreciation expense.  This was partially offset by dispositions in 2002 and 2001.

                Stock Option Grant Expense

                During the three months ended September 30, 2002, we recorded stock option grant expense of $2.8 million, including $1.3 million of accelerated expense for employees separated in the quarter.  These non-cash costs relate to the intrinsic value at the date of grant of the stock options we granted upon the completion of TrizecHahn Corporation's corporate reorganization.  Such options were granted on financial terms identical to those of the TrizecHahn Corporation options that they replaced.

                Income and Other Taxes

                Income and other taxes for the current period included franchise, capital and alternative minimum taxes related to ongoing real estate operations.  Income and other taxes decreased by $1.8 million for the current quarter compared with the prior year quarter principally because Trizec R & E Holdings, Inc. was subject to federal income taxes prior to its inclusion in Trizec Properties.

                Minority Interest

                We recorded minority interest income of $1.5 million for the three months ended September 30, 2002 due to the decline in redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units.  During the same period last year we recorded $0.1 million as income.

                (Loss) Income from Unconsolidated Real Estate Joint Ventures

                For the three months ended September 30, 2002, income from unconsolidated real estate joint ventures declined $38.8 million primarily due to the $38.8 million provision for loss on investment in the Hollywood and Highland hotel.  Income before the provision for loss remained flat primarily due to the operating loss at the Hollywood and Highland hotel which was offset by positive operating results in our office property joint ventures.

                Gain (Loss) on Sales of Real Estate and Provision for Loss on Real Estate

                At September 30, 2002, we recorded a $199.6 million provision for loss on our retail/entertainment portfolio.  For the prior year period, we recorded a net loss of $62.9 million related to a provision for loss on our technology center portfolio.

                Hollywood and Highland and Desert Passage depend on tourism for a significant portion of their visitors.  The September 11, 2001 terrorist attacks have continued to impact the levels of visitors at both projects.  Further, the Aladdin Hotel and Casino, which adjoins Desert Passage, filed for Chapter 11 reorganization in September 2001 and continues to operate while under the supervision of the bankruptcy court.

                The results of operations of both projects have not met the levels expected in 2002 and we believe the fair value of these properties has declined further.  Accordingly, an additional provision for loss in the amount of $199.6 million, consisting of $142.6 million for Hollywood and Highland retail and $57.0 million for Desert Passage, was recorded in the quarter ended September 30, 2002.  Further, we anticipate that it will take considerably longer than originally expected to stabilize these properties and that their sale prior to the end of 2003 is unlikely.  As a result, the written down carrying value of the properties, $120.1 million for Hollywood and Highland retail and $207.0 million for Desert Passage, has been reclassified from properties held for disposition to properties held for the long term at September 30, 2002.  For these properties, depreciation will commence on October 1, 2002.

                Provision for Loss on Investments

                We have determined that our investment in the second mortgage receivable collateralized by the Sears Tower is impaired.  We estimate that the fair value of the Sears Tower is insufficient to cover encumbrances senior to our position and the entire carrying value of our investment.  Accordingly, a loss provision of $48.3 million has been recorded in the third quarter of 2002 to reduce the carrying value to its estimated fair value of $23.6 million.

                Recovery on Insurance Claim

                Beginning in late 2001 and during 2002, we have been replacing a chiller that was damaged in 2001.  We expect total remediation and improvement costs will be approximately $19 million.  Of this amount, we expect to recover approximately $14 million from insurance proceeds.  To date, we have spent approximately $15 million and recovered approximately $4.5 million, of which $3.5 million was received in the third quarter of 2002.

                Income from Discontinued Operations and Gain on Disposition of Properties

                In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued Operations" for both periods presented.  Income from discontinued properties declined by $0.4 million due to the disposition of an office property in July 2002 for which we recorded a gain of $3.3 million.

                Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

                The following is a table comparing our summarized operating results for the periods, including other selected information.

	Nine Months Ended September 30		Increase/ (Decrease)	% Change

	2002	2001

	(dollars in thousands)
Property revenues..............................................................	$ 707,904	$ 661,243	$ 46,661	7.1%
Interest income...................................................................	6,341	11,487	(5,146)	(44.8)%

Total revenues...................................................................	714,245	672,730	41,515	6.2%

Property operating expenses...........................................	313,119	272,188	40,931	15.0%
General and administrative...............................................	32,616	16,840	15,776	93.7%
Interest expense.................................................................	143,991	114,901	29,090	25.3%
Depreciation and amortization.........................................	124,387	119,178	5,209	4.4%
Stock option grant expense..............................................	4,781	-	4,781	-
Reorganization costs.........................................................	-	13,922	(13,922)	(100.0)%

Total expenses..................................................................	618,894	537,485	81,409	15.1%

Income from continuing operations before income taxes, allocation to minority interest, (loss) income from unconsolidated real estate joint ventures, gain (loss) on disposition and provision for loss on real estate, provision for loss on investments, recovery on insurance claim, extraordinary items and cumulative effect of a change in accounting principle...................................	95,351	135,245	(39,894)	(29.5)%
Provision for income and other corporate taxes............	(4,100)	(7,706)	3,606	46.8%
Minority interest.................................................................	1,190	(270)	1,460	540.7%
(Loss) income from unconsolidated real estate joint ventures including provision for loss on investment ($38,800 and nil)..........................................................................	(28,517)	14,287	(42,804)	(299.6)%
Gain (loss) on disposition and provision for loss on real estate	(195,203)	(65,389)	(129,814)	(198.5)%
Provision for loss on investments....................................	(48,292)	(4,193)	(44,099)	(1,051.7)%
Recovery on insurance claim.............................................	3,240	-	3,240	-

(Loss) income from continuing operations before extraordinary item and cumulative effect of a change in accounting principle........................................................	(176,331)	71,974	(248,305)	(345.0)%
Income from discontinued operations..............................	1,458	701	757	108.0%
Gain on disposition of discontinued real estate..............	3,168	-	3,168	-
Loss on early debt retirement.............................................	-	(17,966)	17,966	100.0%
Cumulative effect of a change in accounting principle...	-	(4,631)	4,631	100.0%

Net (loss) income..................................................................	(171,705)	50,078	(221,783)	(442.9)%
Dividends paid to special voting stockholders.................	(585)	-	(585)	-

Net (loss) income available to common stockholders.....	$ (172,290)	$ 50,078	$ (222,368)	(444.0)%

Straight line adjustment......................................................	$ 23,717	$ 16,069	$ 7,648	47.6%

Lease termination fees.........................................................	$ 5,170	$ 5,663	$ (493)	(8.7)%

                The table below presents selected operating information for our total portfolio (excluding joint ventures and discontinued operations) and for our comparable portfolio of 59 office properties, which we owned both at September 30, 2002 and 2001, and in each case for the full nine months.

	Nine Months Ended September 30		Increase/ (Decrease)	% Change

	2002	2001

	(dollars in thousands)
Total Portfolio
Office
Property revenues...............................................................	$ 637,800	$ 639,204	$ (1,404)	(0.2)%
Property operating expenses.............................................	272,514	264,964	7,550	2.8%

Property operating income...............................................	$ 365,286	$ 374,240	$ (8,954)	(2.4)%

Retail/Entertainment
Property revenues...............................................................	$ 70,104	$ 22,039	$ 48,065	218.1%
Property operating expenses.............................................	40,605	7,224	33,381	462.1%

Property operating income...............................................	$ 29,499	$ 14,815	$ 14,684	99.1%

Comparable Portfolio
Office
Property revenues...............................................................	$ 594,288	$ 618,663	$ (24,375)	(3.9)%
Property operating expenses.............................................	256,057	256,092	(35)	(0.0)%

Property operating income...............................................	$ 338,231	$ 362,571	$ (24,340)	(6.7)%

                Property Operating Income - Property Revenue Less Property Operating Expense

                The $46.7 million total increase in property revenues for the comparable period is the result of completion of all retail development properties by the end of 2001, the acquisition of four office properties and the partial lease up of Alliance Center in 2002, partially offset by lower average occupancy as a result of some significant lease terminations and dispositions.  These include Enron, as noted above; a tenant occupying all 184,000 square feet at One Reston Place in Reston, Virginia, that terminated in December 2001; and, a 484,000 square foot tenant at the Gallerias in Dallas that terminated in October 2001.

                For our total portfolio of 74 office properties for the nine months ended September 30, 2002, we leased 4,853,000 square feet (4,536,000 square feet on a pro rata basis) and occupancy decreased to 88.0% compared with 91.5% at September 30, 2001, primarily due to the lease terminations noted above.  We also achieved a $1.39 per square foot ($1.21 per square foot on a pro rata basis) increase in net rental rates on new and renewal leasing, reflecting the impact of space rolling over at properties with in-place rents below current market levels.

                For the comparable portfolio of 67 office properties including our joint ventures, occupancy decreased from 91.8% at September 30, 2001 to 88.1% at September 30, 2002.  The average monthly occupancy for these 67 properties was 90.0% for the nine months ended September 30, 2002 compared with 93.3% for the nine months ended September 30, 2001.

                For our 100% owned comparable portfolio of 59 office properties, property revenue decreased $24.4 million or 3.9%.  Excluding termination fees from both periods, property revenue decreased $22.2 million or 3.6%.

                The acquisition of three Class A office buildings (550 West Washington in Chicago, 1225 Connecticut in Washington, D.C. and Two Ballston in Arlington, Virginia) during the second quarter of 2001 and the acquisition of the remaining 75% of Ernst & Young Plaza that we did not already own and 151 Front Street during the second quarter of 2002 increased property revenue by $23.2 million for the nine months ended September 30, 2002 compared to the same prior year period.  In addition, current period revenue benefited by $7.8 million from the partial lease-up of One Alliance Center in Atlanta, which was completed in October 2001.

                We disposed of three properties during the nine months ended September 30, 2002 and four properties during 2001, which decreased revenues by $8.3 million for the nine months ended September 30, 2002 compared to the same prior year period.

                Included in the above property revenue analysis are lease termination fees.  Lease termination fees are an element of ongoing real estate ownership, and for the nine months ended September 30, 2002, we recorded $4.0 million of termination fees for our office portfolio compared to $5.7 million for the same period in the prior year.

                Retail/entertainment property revenue increased $48.1 million and retail property operating expenses increased by $33.4 million due to the completion of all three retail/entertainment projects and our gaining control of the Desert Passage retail/entertainment joint venture project on March 31, 2001 and, as of April 1, 2001, consolidating 100% of its operating results. Previously, as a jointly controlled partnership, 65% of the operating results from Desert Passage were included in income from unconsolidated real estate joint ventures.  The retail/entertainment component of Hollywood & Highland in Los Angeles opened on November 8, 2001 and at September 30, 2002, it was 78.5% occupied.  The hotel component opened at the end of December 2001.  Paseo Colorado opened on September 28, 2001 and at September 30, 2002, it was 91.2% occupied.

                Office property operating expenses, which include real estate taxes, utilities, repairs and maintenance, cleaning and other property-related expenses and exclude depreciation and amortization expense, increased by $7.6 million due to the portfolio composition changes described above. For our comparable portfolio, operating expenses remained flat primarily due to lower utility expense, which was offset by increased security costs, higher property taxes and bad debt expense.  Excluding the impact on revenues of lease termination fees, our comparable office portfolio gross margin decreased to 56.7% for the nine months ended September 30, 2002 from 58.2% for the nine months ended September 30, 2001, reflecting our lower average occupancy.

                Interest Income

                The $5.1 million decrease in interest income for the nine months ended September 30, 2002 compared with the prior year period was primarily due to lower cash balances and lower interest rates.

                General and Administrative Expense

                General and administrative expense includes expenses for corporate and portfolio asset management functions.  Expenses for property management and fee-based services are recorded as property operating expenses.

                General and administrative expense increased by $15.8 million for the nine months ended September 30, 2002, compared with the prior year period.  Severance costs associated with the departure of our former Chief Executive Officer and other senior management accounted for approximately $6.5 million of this increase.  The remainder of the increase is due primarily to additional senior management costs and increased internal and external public company corporate compliance costs as a result of the corporate reorganization of TrizecHahn Corporation.

                Interest Expense

                Interest expense increased by $29.1 million for the nine months ended September 30, 2002, compared with the same prior year period.  Cessation of interest capitalization for the three retail/entertainment development properties and One Alliance Center, which were completed in late 2001, increased interest expense by $24.2 million.  The impact of office acquisitions and the consolidation of Desert Passage resulted in an increase of $6.6 million.  The net $270 million draw on our $350 million revolving line of credit (as described below), which was primarily used to fund dividends in connection with TrizecHahn Corporation's corporate reorganization, added $6.0 million of interest expense.  Incremental borrowings related to the issuance of commercial mortgage backed securities in May 2001 increased interest expense by $6.2 million while other loan repayments, net of development draws, decreased interest expense by $0.5 million.  Average variable rates decreased by 284 basis points compared to the prior year, which resulted in a decrease of $13.4 million.

                Depreciation and Amortization

                For the nine months ended September 30, 2002, depreciation expense was $5.2 million higher than in the same prior year period. The acquisition of three office properties, the increase in ownership of the Ernst & Young Plaza and the write off of unamortized tenant inducement costs for Enron and other early lease terminations increased depreciation expense by $6.5 million.  This was offset by dispositions in 2002 and 2001.

                Stock Option Grant Expense

                During the nine months ended September 30, 2002, we recorded stock option grant expense of $4.8 million, including $1.3 million of accelerated expense for employees separated during the year. This non-cash cost relates to the intrinsic value at the date of grant of stock options granted upon the completion of TrizecHahn Corporation's corporate reorganization.  These options were granted on identical financial terms to the TrizecHahn Corporation options, which they replaced.

                Reorganization Costs

                We recorded a reorganization expense of $13.9 million for the nine months ended September 30, 2001, representing costs associated with severance, benefits and other costs related to announced job redundancies.

                Derivative Losses

                As a result of the adoption of Statement of Financial Accounting Standard No. 133, " Accounting for Derivative Instruments and Hedging Activities," we recorded derivative losses of $0.5 million during the nine months ended September 30, 2001, which represents the ineffective portion of all cash flow hedges.

                Income and Other Taxes

                Income and other taxes for the current period included franchise, capital and alternative minimum taxes related to ongoing real estate operations.  Income and other taxes decreased by $3.6 million for the nine months ended September 30, 2002, compared with the prior year period, principally because Trizec R & E Holdings, Inc. was subject to federal income taxes prior to its inclusion in Trizec Properties.

                Minority Interest

                We recorded minority interest income of $1.2 million for the nine months ended September 30, 2002 due to the decline in redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units.  During the same period in the prior year we recorded an expense of $0.3 million.

                (Loss) Income from Unconsolidated Real Estate Joint Ventures

                Income from unconsolidated real estate joint ventures decreased $42.8 million, primarily due to the $38.8 million provision for loss on our Hollywood and Highland hotel project.  Income before the provision for loss declined $4.0 million primarily due to Desert Passage being consolidated commencing April 1, 2001, Ernst & Young Plaza being consolidated commencing June 4, 2002, a net loss on operations at the Hollywood & Highland hotel and a decrease in operating results for our office property joint ventures.

                Gain (Loss) on Sales of Real Estate and Provision for Loss on Real Estate

                During the first nine months of 2002, we sold three office properties, a building within an office property complex, two technology centers, refusal rights and some residual lands which resulted in a gain of $4.4 million.  In addition, we recorded a $199.6 million provision for loss on our retail/entertainment portfolio.  During the same period last year, we disposed of four office properties and some residual land and provided for the loss on our technology centers, for which we recorded a loss of $65.4 million.

                Hollywood and Highland and Desert Passage depend on tourism for a significant portion of their visitors.  The September 11, 2001 terrorist attacks have continued to impact the levels of visitors at both projects.  Further, the Aladdin Hotel and Casino, which adjoins Desert Passage filed for Chapter 11 reorganization in September 2001 and continues to operate while under the supervision of the bankruptcy court.

                The results of operations of both projects have not met the levels expected in 2002 and we believe the fair value of these properties has declined further.  Accordingly, an additional provision for loss in the amount of $199.6 million, consisting of $142.6 million for Hollywood and Highland retail and $57.0 million for Desert Passage, was recorded in the quarter ended September 30, 2002.  Further, we anticipate that it will take considerably longer than originally expected to stabilize these properties and that their sale prior to the end of 2003 is unlikely.  As a result, the written down carrying value of the properties, $120.1 million for Hollywood and Highland retail and $207.0 million for Desert Passage, has been reclassified from properties held for disposition to properties held for the long term at September 30, 2002.

                Provision for Loss on Investments

                We have determined that our investment in the second mortgage receivable collateralized by the Sears Tower is impaired.  We estimate that the fair value of the Sears Tower is insufficient to cover encumbrances senior to our position and the entire carrying value of the investment.  Accordingly, a loss provision of $48.3 million has been recorded in the third quarter of 2002 to reduce the carrying value to its estimated fair value of $23.6 million.

                Recovery on Insurance Claim

                Beginning in late 2001 and during 2002, we have been replacing a chiller that was damaged in 2001.  We expect total remediation and improvement costs will be approximately $19 million.  Of this amount we expect to recover approximately $14 million from insurance proceeds.  To date, we have spent approximately $15 million and recovered approximately $4.5 million, of which $3.5 million was received in the third quarter of 2002.

                Income from Discontinued Operations and Gain on Disposition of Properties

                In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued Operations" for both periods presented.  Income from discontinued properties increased by $0.8 million primarily due to lower interest expense as the property-specific loans were paid off in 2001, offset by the disposition of two office properties for which we recorded a gain of $3.2 million.

                Loss on Early Debt Retirement

                During the nine months ended September 30, 2002, we had no losses on early debt retirement.  During the prior year nine month period, we recorded a cost of $18.0 million related to the retirement of $1.2 billion of debt which was funded by the issuance of approximately $1.4 billion in commercial mortgage backed securities.   Of this cost, $4.2 million relates to the write off of the unamortized deferred finance costs.

                Cumulative Effect of Change in Accounting Principle

                As a consequence of implementing SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in the nine months ended September 30, 2001 we wrote off deferred financing charges of $0.3 million and reclassified an unrealized $4.4 million loss related to certain telecommunication securities from accumulated other comprehensive loss, a component of equity, to cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

                Our objective is to ensure, in advance, that there are ample resources to fund ongoing operating expenses, capital expenditures, debt service requirements and the distributions required to maintain REIT status.

                We expect to meet liquidity requirements for scheduled debt maturities, non-recurring capital improvements, tax obligations and future property acquisitions or developments through the refinancing of mortgage debt and cash flows from operations.  Our net cash flow from operations is dependent upon the occupancy level of our properties, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors.  Material changes in these factors may adversely affect our net cash flow from operations.  In addition, dispositions of properties should provide additional liquidity.

                As noted above, we have a three-year, $350 million senior unsecured revolving credit facility.  The interest rate applicable to borrowing under the credit facility is equal to the LIBOR rate or the base rate in effect from time-to-time plus a spread, which will be dependent on our total leverage, or, if we have achieved an investment grade credit-rating from two rating agencies, on our credit rating.

                The amount of the credit facility available at any time is determined by the unencumbered properties that we, or our subsidiaries that guarantee the credit facility, own and that satisfy certain conditions of eligible properties.  The amount eligible to be borrowed was $315 million at September 30, 2002.  The outstanding balance at September 30, 2002 was $270 million.  We are subject to covenants customary for credit facilities of this nature, including financial covenants, restriction on other indebtedness, restriction on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions.  The credit facility is available for general corporate purposes, including dividends and distributions to our stockholders.

                Financial covenants contained in the revolving credit facility include tests of total debt as a percentage of total asset value (maximum 60%) and total secured debt as a percentage of total asset value (maximum 55%).  We believe we are in compliance with these covenants as of the end of the third quarter of 2002.  However, certain terms contained in the agreement could be subject to interpretation.  As a precautionary measure, we have obtained approval for a temporary modification of these covenants from the required number of participating banks to the end of 2002.  We are in active discussions with the bank group concerning permanently modifying these covenants and other terms of the revolving credit facility.  While we believe we will be successful in the discussions, there can be no assurance that the required number of participating banks will agree to such further modifications or that we will be able to continue to satisfy the original covenant requirements over the next several quarters.  In that event, we intend to refinance the facility and believe we will be able to do so on commercially reasonable terms.

                For REIT qualification purposes and to provide sufficient funding required by TrizecHahn Corporation to complete its corporate reorganization, during the period from January 1, 2002 to May 6, 2002, we made net distributions to TrizecHahn Corporation of $530 million after deducting repayment of advances due from our parent and affiliates.  These distributions and repayments were funded from a combination of $240 million cash on hand and borrowings under our revolving credit facility. In addition, in connection with TrizecHahn Corporation's corporate reorganization, during the nine months ended September 30, 2002, advances due to our parent and affiliates in respect of Trizec R & E Holdings, Inc. in the amount of approximately $237 million were settled in exchange for newly-issued shares when Trizec R & E Holdings, Inc. was contributed back to us.  We will not rely on advances from our parent and affiliated companies subsequent to the corporate reorganization.

                Now that the corporate reorganization has been completed, we expect to make quarterly dividend distributions of $0.0875 per share to the holders of our common stock for the remainder of 2002. We made the first such dividend payment of $0.0875 per share on June 27, 2002 and the second on September 30, 2002.  Commencing in 2003 and thereafter, we intend to make distributions to the holders of our common stock and special voting stock at least equal to the minimum amount required to maintain REIT status each year through regular quarterly dividends.

                After dividend distributions, our remaining cash from operations will not be sufficient to allow us to retire all of our debt as it comes due.  Accordingly, we will be required to refinance maturing debt or repay it utilizing proceeds from property dispositions or the issuance of equity securities.  Our ability to refinance maturing debt will depend on our financial position, the value of our properties, liquidity in the debt markets and general economic and real estate market conditions.  There can be no assurance that such financing or proceeds will be available or be available on economical terms when necessary in the future.

                At September 30, 2002, we had $93.1 million in cash and cash equivalents.  The decrease since December 31, 2001 of $204.3 million is a result of the following cash flows:

	Nine Months Ended September 30

	2002	2001

	(dollars in thousands)
Cash provided by operating activities.......................................................	$ 158,221	$ 378,114
Cash used in investing activities................................................................	(114,960)	(439,023)
Cash (used in)/provided by financing activities......................................	(247,593)	398,957

	$ (204,332)	$ 338,048

Operating Activities

                Cash provided by operating activities decreased from $378.1 million for the nine months ended September 30, 2001 to $158.2 million for the same period this year.  During the prior year period, we received the benefit of a release in escrow and restricted cash of $100.2 million, which we used primarily to fund the three office property acquisitions through a like-kind exchange.  In the current period, we funded $25.7 million into escrow and restricted cash accounts primarily due to the consolidation of the Ernst and Young Plaza.  In the current year, we used $33.2 million of cash related to prepaid expense and other assets and accounts payable, accrued liabilities and other liabilities as compared to $32.1 million provided in the prior period.  This difference is primarily related to the timing of payments for property tax, insurance, reorganization and restructuring charges and expenditures that will be recovered from tenants in future periods.

Investing Activities

                Net cash used for investing activities reflects the ongoing impact of expenditures on recurring and non-recurring tenant installation costs, capital expenditures and the impact of acquisitions, developments and dispositions.  In the nine months ended September 30, 2002, we used $115.0 million of cash in our investing activities as compared to $439.0 million for the prior year period.  As described below, this reduction in the use of cash for investing activities relates primarily to a decrease in acquisition costs of $113.2 million and lower levels of development activities resulting in $224.9 million less cash being used.

                Tenant Installation Costs

                Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing.  As noted above, the overall market conditions have shown an increase in vacancy.  This, combined with sublet space inventory in our major markets, has increased the downward pressure on rental rates and the upward pressure on tenant installation costs.  For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis.  This is because the total is impacted by the square footage both leased and occupied in any given period.  Tenant installation costs consist of tenant allowances and leasing costs.  Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives.  The following table reflects tenant installation costs for the total portfolio, including our share of such costs incurred by non-consolidated joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid.  The square feet leased data in the table represents the pro rata owned share of square feet leased.

	Nine Months Ended September 30

	2002	2001

	(in millions, except per square foot amounts)
Square feet leased
- new leasing ............................................................ ......	2.2	1.9
- renewal leasing...............................................................	2.3	2.1
Tenant installation costs..........................................................	$ 58.8	$ 45.2
Tenant installation costs per square foot..............................	$ 15.71	$ 11.23
Tenant allowance costs per square foot.................................	$ 10.93	$ 6.00

                For the nine months ended September 30, 2002, of the $58.8 million office tenant installation costs, approximately $21.5 million or $10.10 per square foot (nine months ended September 30, 2001 - $9.6 million or $5.00 per square foot) was incurred to renew existing tenants.

                Capital Expenditures

                To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants.  For the nine months ended September 30, 2002, capital expenditures for the total office portfolio, including our share of such expenditures incurred by non-consolidated joint ventures, was $22.2 million, compared with $14.1 million for the nine months ended September 30, 2001.  Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems.  In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as code-required enhancements and major upgrades to common areas and lobbies.  Furthermore, as part of our office acquisitions, we have routinely acquired and repositioned properties, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition.  Some of these properties required substantial renovation to enable them to compete effectively.  We take these capital improvement and new leasing tenant inducement costs into consideration at the time of acquisition when negotiating our purchase price.

                Reconciliation to Combined Consolidated Statements of Cash Flows

                The above information includes tenant installation costs, including leasing costs granted, and capital expenditures for the total portfolio, including our share of such costs granted by non-consolidated joint ventures, for leases that commenced during the periods presented.  The amounts included in the combined consolidated statements of cash flows represent the actual cash  spent  during the periods excluding our share of such costs and expenditures incurred by non-consolidated joint ventures.  The reconciliation between the above amounts and the combined consolidated statements of cash flows is as follows:

	Nine Months Ended September 30

	2002	2001

	(dollars in thousands)

Tenant installation costs, including leasing costs...........................................	$ 58,764	$ 45,183

Capital expenditures.........................................................................................	22,244	14,124
Pro rata joint venture activity.........................................................................	(11,619)	(6,934)
Timing differences............................................................................................	15,326	25,427
Retail activity.....................................................................................................	1,985	-

Total tenant improvements, leasing costs and capital expenditures per combined consolidated statement of cash flows................................................	$ 86,700	$ 77,800

                Developments

                Development expenditures were incurred for the completion of One Alliance Center.  The project, located in Buckhead, Georgia, a strong sub-market in Atlanta, opened in early October 2001.  This $100 million, 560,000-square-foot building is the first phase of a four-building complex and is currently 77% leased and 74% occupied.  Major tenants include Security First, Towers Perrin and BBDO South.  The remaining three phases, totaling a potential 1.2 million square feet of office space, will only be developed once substantially pre-leased.

                Our plan calls for an orderly disposition of the three retail/entertainment projects developed in 2000 and 2001 optimizing value over reasonable sales periods.  Planned disposition timelines will allow us to achieve stabilized income in order to optimize realized values.  Our ability to execute the disposition plan for these assets, as currently contemplated, is dependent upon the future economic environment, joint venture considerations and local property market conditions.

                Hollywood and Highland and Desert Passage depend on tourism for a significant portion of their visitors.  The September 11, 2001 terrorist attacks have continued to impact the levels of visitors at both projects.  Further, the Aladdin Hotel and Casino, which adjoins Desert Passage, filed for Chapter 11 reorganization in September 2001 and continues to operate while under the supervision of the bankruptcy court.  Appraisals indicated that the value of these properties and other residual land had declined as of December 31, 2001.  Accordingly we recorded an allowance for loss in the amount of $239.4 million in the fourth quarter of 2001 to reduce the  carrying value of these properties.

                The results of operations of both projects have not met the levels expected in 2002 and we believe the fair value of these properties has declined further.  Accordingly, an additional provision for loss in the amount of $238.4 million, consisting of $181.4 for Hollywood and Highland (including the hotel) and $57.0 for Desert Passage, was recorded in the quarter ended September 30, 2002.  Further, we anticipate that it will take considerably longer than originally expected to stabilize these properties and that their sale prior to the end of 2003 is unlikely.  As a result, the written down carrying value of both properties has been reclassified from properties held for disposition to properties held for the long term at September 30, 2002.

                The following table sets forth key information as of September 30, 2002 with respect to the retail/entertainment properties.  Our economic interest is 100% unless otherwise noted.  Pro rata book values shown in the table are the written down carrying values at our economic share.  The data for Paseo Colorado includes 155,000 square feet owned directly by a department store anchor, and the leasing status excludes this space.  Our economic ownership interest for the Hollywood & Highland hotel at September 30, 2002 was 91.4%, reflecting our minority partner's conversion of $5 million equity into debt on September 26, 2002.

Project Name (Ownership)	Location	Year of Completion	Total Area (sq. ft.)	Owned Area (sq. ft.)	Pro rata Book Value Sept. 30, 2002 ($ mil.)	Occupancy Sept. 30, 2002

Desert Passage	Las Vegas, NV	Aug. 2000	475,000	475,000	$ 207.0	74.2%
Paseo Colorado	Pasadena, CA	Sept. 2001	565,000	410,000	89.8	91.2%
Hollywood & Highland
Retail	Los Angeles, CA	Nov. 2001	645,000	645,000	120.1	78.5%
Hotel (91%)	Los Angeles, CA	Dec. 2001	600,000	546,000	77.7	n/a

			1,245,000	1,191,000	197.8

			2,285,000	2,076,000	$ 494.6

                Dispositions

                In 2002, we sold three office properties, a building within an office complex, two technology centers, refusal rights and remnant lands generating net proceeds of $102.5 million.  During the first nine months of 2001, we sold four office properties and a land site which generated net proceeds, after debt repayment, of $102.9 million.

                Subsequent to the end of the third quarter of 2002, we sold McKinney Place in Dallas for $12.6 million.  Paseo Colorado in Pasadena, CA is under contract and we anticipate the sale to close by the end of the year.

                Acquisitions

                On April 19, 2002, in connection with its corporate reorganization, TrizecHahn Corporation contributed its investment in Chelsfield plc, a UK real estate company whose shares are listed on the London Stock Exchange, to us at TrizecHahn Corporation's value of approximately $89 million.  We own approximately 19.5 million or 6.9% of the outstanding ordinary shares of Chelsfield plc.  In consideration for the ordinary shares of Chelsfield plc received, TrizecHahn Corporation was issued 49,330 shares of our Class C Convertible Preferred Stock at a value of approximately $54 million and retired a $35 million non-interest bearing advance from us.  We have designated our investment as an equity investment available for sale.  The investment is carried at fair value with the resulting unrealized gain or loss, including any unrealized foreign currency exchange gain or loss, being recorded in other comprehensive income.

                On April 12, 2002, TrizecHahn Corporation transferred its interest in 151 Front Street, Toronto, Ontario, to us for approximately $29.6 million in cash.  We have recorded the property at approximately $29.1 million, which is TrizecHahn Corporation's historical cost basis.  Consistent with TrizecHahn Corporation's classification at December 31, 2001, we have classified 151 Front Street as held for disposition.

                TrizecHahn Corporation had investments in private equity and venture capital funds managed by Borealis Capital Corporation and in Borealis Capital Corporation, which we collectively refer to as Borealis.  On April 30, 2002, TrizecHahn Corporation contributed its investment in Borealis to us in exchange for 3,909 shares of our Class C Convertible Preferred Stock valued at approximately $4.3 million.  During the quarter, we received approximately $1.6 million related to the disposition of a portion of our interest in Borealis.  The amount received approximated book value.

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

                On December 3, 1997, we purchased a subordinated mortgage collateralized by the Sears Tower in Chicago (the "Investment in Sears Tower"), for $70 million and became the residual beneficiary of the trust that owns the Sears Tower.  The Sears Tower is currently owned by a trust established for the benefit of an affiliate of Sears, Roebuck and Co.  The trust has a scheduled termination date of January 1, 2003, at which time the assets of the trust, subject to the participating first mortgage, will be distributed to us as the residual beneficiary.  The balance of the first mortgage, including accrued interest but excluding the lender's participating interest in cash flow, is $778.9 million at September 30, 2002.  We anticipate that, upon the termination of the trust, we will consolidate the results of operations.

                As discussed previously, we have determined that our investment in the second mortgage receivable collateralized by the Sears Tower is impaired.  We estimate that the fair value of the Sears Tower is insufficient to cover encumbrances senior to our position and the entire carrying value of our investment.  Accordingly, a loss provision of $48.3 million has been recorded in the third quarter of 2002 to reduce the carrying value to its estimated fair value of $23.6 million.

Financing Activities

                During the nine months ended September 30, 2002, we used $247.6 million in our financing activities.  For the same period last year, we generated $399.0 million of cash related to our financing activities.  During the current year, property refinancing generated proceeds of $97.2 million compared to $1.4 billion in the prior year, primarily when we issued $1.4 billion of commercial mortgage-back securities and retired $1.2 billion of existing debt.  Reflecting the completion of development activities this year, we had development financing of $65.1 million for the current period as compared to $189.6 million for the same period last year.  During the nine months ended September 30, 2002, we drew, on a net basis, $270.0 million on our revolving line of credit and collected $112.7 million on our advances to parent which, when combined with existing cash, was used primarily to fund dividend payments to our parent of $643.2 million for a net distribution of $530.5 million in connection with TrizecHahn Corporation's corporate reorganization. Additionally, we paid $26.8 million of dividends to our shareholders subsequent to the reorganization and advanced $35 million to our parent during the first quarter of 2002.  For the comparable period last year, we had no draws on our revolving line of credit but did pay $34 million cash dividends and advanced $28.9 million to our parent.

                At September 30, 2002 our combined consolidated debt was approximately $3.5 billion.  The weighted average interest rate on our debt was 5.54% and the weighted average maturity was approximately 4.6 years.  The table that follows summarizes the mortgage and other loan debt at September 30, 2002 and December 31, 2001:

Debt Summary	September 30 2002	December 31 2001

	(dollars in thousands)
Balance:
Fixed rate..................................................................................................	$ 2,191,742	$ 2,128,064
Variable rate subject to interest rate caps...........................................	120,000	-
Variable rate.............................................................................................	1,198,717	889,734

Total..................................................................................................	$ 3,510,459	$ 3,017,798

Collateralized property...........................................................................	$ 3,178,720	$ 2,992,772
Other loans..............................................................................................	331,739	25,026

Total.................................................................................................	$ 3,510,459	$ 3,017,798

Percent of total debt:
Fixed rate..................................................................................................	62.4%	70.5%
Variable rate subject to interest rate caps	3.4%	-
Variable rate.............................................................................................	34.2%	29.5%

Total..................................................................................................	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate...................................................................................................	6.82%	6.91%
Variable rate subject to interest rate caps............................................	4.56%	-
Variable rate..............................................................................................	3.30%	3.01%

Total...................................................................................................	5.54%	5.76%

Leverage ratio:
Net debt to net debt plus book equity..................................................	64.5%	52.8%

                At September 30, 2002 we had fixed the interest rates on $150 million (December 31, 2001 - $150 million) of the debt classified, as fixed in the above table, by way of interest rate swap contracts with a weighted average interest rate of 6.01% and maturing on March 15, 2008.

                We have entered into interest rate cap contracts expiring June 2004 on $120.0 million of variable rate debt, which limit the underlying LIBOR interest rate to 6.5%.  At September 30, 2002, the fair value of these interest rate cap contracts was nominal.

                The variable rate debt shown above bears interest based primarily on various spreads over LIBOR.  The leverage ratio is the ratio of mortgage and other debt less cash and cash equivalents, or "net debt," to the sum of net debt and the book value of owners' equity.

                The increase in our leverage ratio from December 31, 2001 to September 30, 2002 resulted primarily  from an increased amount of net debt combined with a reduction of our book equity related to distributions required by TrizecHahn Corporation's corporate reorganization and a net loss for the nine months ended September 30, 2002.

                The table below segregates long-term debt repayments between our office group and retail properties.

	Mortgage Debt		Other Loans	Total

	Office	Retail

	(dollars in thousands)
Principal repayments due in
Balance of 2002	$ 4,383	$ -	$ 627	$ 5,010
2003	184,780	73,652	2,817	261,249
2004	481,668	146,131	271,633	899,432
2005	109,159	178,011	1,568	288,738
2006	731,443	-	8,795	740,238
Subsequent to 2006	1,269,493	-	46,299	1,315,792

Total..................................................................	$ 2,780,926	$ 397,794	$ 331,739	$ 3,510,459

Weighted average interest rate at
September 30, 2002......................................	5.94%	3.90%	4.17%	5.54%

Weighted average term to maturity..............	4.7	1.9	7.8	4.6

Percentage of fixed rate debt..........................	76.7%	-	18.1%	62.4%

                Due to our intention to dispose of the three retail/entertainment centers, the mortgage debt relating to these properties is all on a floating rate basis.

                The combined consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method.  At September 30, 2002, our pro rata share of this debt amounted to approximately $345.0 million (December 31, 2001 - $351.1 million).

Market Risk - Quantitative and Qualitative Information

                Market risk is the risk of loss from adverse changes in market prices and interest rates.  Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates.  The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates.  The fair value of our long-term debt obligations is affected by changes in market interest rates.  We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations.  At September 30, 2002, approximately 65.8% or $2.3 billion (including variable rate debt subject to interest rate caps) of our outstanding debt had fixed interest rates, which minimizes the interest rate risk until the maturity of such outstanding debt.  The percentage of fixed rate debt has decreased since December 31, 2001, primarily due to the draw on the revolving line of credit, which is variable rate debt.

                We utilize certain derivative financial instruments at times to limit interest rate risk.  Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions.  Derivatives are used for hedging purposes rather than speculation.  We do not enter into financial instruments for trading purposes.  We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties.  Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows.  Our strategy partially protects us against future increases in interest rates.  At September 30, 2002, we had hedge contracts totaling $150 million.  The hedging agreements convert variable rate debt at LIBOR + 0.37% to a fixed rate of 6.01% and mature on March 15, 2008.  We will consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt.  We may borrow additional money with variable rates in the future.  Increases in interest rates could increase interest expense, which, in turn, could affect cash flows and our ability to service our debt.  As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

                At September 30, 2002, our total outstanding debt was approximately $3.5 billion, of which approximately $1.2 billion was variable rate debt after the impact of the hedge agreements.  At September 30, 2002, the average interest rate on variable rate debt was approximately

3.28%.  Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 33 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $4.0 million annually.  If market rates of interest increased by 10%, the fair value of the total debt outstanding would decrease by approximately $48.5 million.

                If market rates of interest on the variable rate debt were to decrease by 10% (or approximately 33 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $4.0 million annually.  If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $53.6 million.

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

Competition

                The leasing of real estate is highly competitive.  We compete for tenants with lessors, sublessors and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, concessions offered, services provided, and the design and condition of our buildings.  We also experience competition when attempting to acquire real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

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

Newly Issued Accounting Standards

                On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business."  SFAS No. 144 requires long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Under SFAS No. 144, certain conditions are required to be met for a property to be classified as held for disposition.  Under the transitional rules of the standard, properties held for disposition as at the date of adoption are required to satisfy these conditions within one year of adoption.  Properties currently held for disposition that do not meet such conditions by December 31, 2002 will be required to be reclassified from held for disposition to held for the long term at that date.  Reclassification, if any, is measured at the lower of the asset's carrying amount before it was classified as held for disposition, adjusting for any depreciation that would have been recognized had the asset been continuously classified as held and used, and fair value at the date of reclassification.  We adopted this standard on January 1, 2002.

                On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145").  SFAS No. 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4"), and the amendment to SFAS No. 4, Statement of Financial

Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements."  SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met.  SFAS No. 145 is effective for transactions occurring subsequent to May 15, 2002.  We do not expect SFAS No. 145 to have any impact on us beyond classification of costs related to early extinguishments of debt, which were previously shown as extraordinary items.

                On June 28, 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities of a business.  Additionally, SFAS 146 addresses restructuring activities and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including the Certain Costs Incurred in a Restructuring)."  SFAS No. 146 is effective for transactions initiated after December 31, 2002.  We will adopt this standard on January 1, 2003 and expect no impact with respect to the adoption of this standard.

Inflation

                Substantially all of our leases provide for separate property tax and operating expense escalations over a base amount.  In addition, many of our leases provide for fixed base rent increases or indexed increases.  We believe that inflationary increases may be at least partially offset by these contractual rent increases.

Funds from Operations

                We believe that funds from operations, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, is an appropriate measure of performance for an equity REIT.  While funds from operations is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash flows from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating our liquidity or operating performance.

                The following table reflects the calculation of funds from operations for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001:

	For the three months ended September 30		For the nine months ended September 30

	2002	2001	2002	2001

	(dollars in thousands)

Income from continuing operations before
     income taxes, allocation to minority interest,
     (loss) income from unconsolidated real
     estate joint  ventures, gain (loss) on
     disposition and  provision for loss on real
     estate, recovery on insurance claim,
     extraordinary items and cumulative effect
     of a change in accounting principle..............

	$ 21,351	$ 53,263	$ 95,351	$ 135,245

Add/(deduct):
(Loss) income from unconsolidated real estate joint ventures excluding provision for loss on investment ($38,800 and nil)...................	3,618	3,589	10,283	14,287
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations.................................................	48,025	41,825	136,435	126,035
Loss on security investments before provision for loss on Sears Tower ($48,292)......................................................	-	-	-	(4,193)
Income from discontinued operations.......	290	673	1,458	701
Current operating taxes................................	(1,334)	(782)	(4,100)	(2,885)

Funds from operations (1)	71,950	98,568	239,427	269,190

Dividends paid to holders of special voting stockholders...............................................	(281)	-	(585)	-

Funds from operations available to common stockholders...........................................................	$ 71,669	$ 98,568	$ 238,842	$ 269,190

Less straight-line rent adjustments.....................	(9,657)	(7,282)	(28,801)	(20,960)
Add straight-line ground rent adjustments.......	603	623	1,814	1,876

Adjusted funds from operations available to common stockholders...........................................	$ 62,615	$ 91,909	$ 211,855	$ 250,106

(1)           The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines funds from operations as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  In addition, we eliminate the effects of provision for loss on real estate and provision for loss on investment (Sears Tower) because they are not representative of our ongoing real estate operations.  We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  We compute funds from operations in accordance with standards established by NAREIT, which may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  Funds from operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                Information about quantitative and qualitative disclosure about market risk is incorporated herein by reference from "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations -Market Risk - Quantitative and Qualitative Information."

 Item 4.   Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the company.  Our disclosure controls and procedures include our "internal controls," as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission's Release No. 34-46427 (August 29, 2002).  Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)           Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.  As a result, there were no corrective actions to be taken.

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

Item 2.   Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no securities sold by the registrant in the third quarter of 2002 that were not registered under the Securities Act.

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

During the period from May 8, 2002 to September 30, 2002, 59,400 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants.  All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.

During the period from May 8, 2002 to September 30, 2002, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were $834,649.  There have been no expenses incurred in connection with the offering to date.  These proceeds were used for general corporate purposes.

None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

We have designated our Chicago offices as our principal executive offices.

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

3.3	Amended and Restated Bylaws of Trizec Properties, Inc. (incorporated herein by reference to Exhibit 3.3 to Trizec Properties, Inc.'s quarterly report on Form 10-Q, File No. 001-16765).
10.1	Employment Agreement dated August 14, 2002 between Timothy H. Callahan and Trizec Properties, Inc.
10.2	Resignation Agreement dated August 15, 2002 between Christopher Mackenzie, Trizec Properties, Inc. and PM Capital Corp.

(b)           Reports on Form 8-K

We filed a current report on Form 8-K on August 14, 2002 in which we furnished under Item 9 the certificates of our chief executive officer and chief financial officer required pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

We filed a current report on Form 8-K on August 15, 2002 in which we filed under Item 5 a news release regarding the appointment of Timothy H. Callahan as our president, chief executive officer and director and Casey Wold as our chief operating officer and director, and the resignation of Christopher Mackenzie as our president, chief executive officer and director.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIZEC PROPERTIES, INC.
Date: November 14, 2002	By: /s/ Gregory Hanson Gregory Hanson Executive Vice President and Chief Financial Officer

CERTIFICATIONS

    I, Timothy H. Callahan, President and Chief Executive Officer, certify that:

            1.        I have reviewed this quarterly report on Form 10-Q of Trizec Properties, Inc.;

            2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the  statements  made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b)        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report  (the "Evaluation Date"); and

                  c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the  Evaluation Date;

            5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize  and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6.         The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors  that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Timothy H. Callahan Timothy H. Callahan President and Chief Executive Officer

    I, Gregory Hanson, Executive Vice President and Chief Financial Officer, certify that:

            1.        I have reviewed this quarterly report on Form 10-Q of Trizec Properties, Inc.;

            2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the  statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the  financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act  Rules 13a-14 and 15d-14) for the registrant and we have:

                  a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                      b)        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                      c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the  Evaluation Date;

            5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                       a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                       b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Gregory Hanson Gregory Hanson Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description
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

3.3	Amended and Restated Bylaws of Trizec Properties, Inc. (incorporated herein by reference to exhibit 3.3 to Trizec Properties, Inc.'s quarterly report on Form 10-Q, File No. 001-16765).
10.1	Employment Agreement dated August 14, 2002 between Timothy H. Callahan and Trizec Properties, Inc.
10.2	Resignation Agreement dated August 15, 2002 between Christopher Mackenzie, Trizec Properties, Inc. and PM Capital Corp.