Form 10-K
period 2002-12-31
TRIZEC PROPERTIES INC
filed 2003-03-27
CIK 1161935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-16765

TRIZEC PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0387846

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 South Wacker Drive Chicago, IL	60606

(Address of principal executive offices)	(Zip Code)

312-798-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.01 par value	Name of Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X]           No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ]           No [X]

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 28, 2002 was $913.7 million based on a closing price of $16.86 as quoted on the New York Stock Exchange.

As of March 21, 2003, 150,029,664 shares of common stock, par value $0.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described under “Item 1. Business – Risk Factors” in this Form 10-K.

PART I

     In this report, the terms “we”, “us”, “our”, “our company” and Trizec” refer to Trizec Properties, Inc. and its consolidated subsidiaries.

Item 1.     Business

Overview

     Trizec Properties, Inc. is one of the largest fully integrated, self-managed, publicly traded real estate investment trusts, or REITs, in the United States. At December 31, 2002, we had total assets of $5.6 billion and owned interests in or managed 72 office properties containing approximately 49 million square feet, with our pro rata ownership interest totaling approximately 42 million square feet. Our office properties are concentrated in seven core markets in the United States, located in the following major metropolitan areas: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C.

     We were originally incorporated as Trizec (USA) Holdings, Inc. in Delaware on October 25, 1989. We changed our name to TrizecHahn (USA) Corporation in 1996 and to Trizec Properties, Inc. in 2002. Our principal executive offices are located at 233 South Wacker Drive, 46th Floor, Chicago, Illinois 60606 and our telephone number at that address is (312) 798-6000.

The Corporate Reorganization

     On May 8, 2002, a plan of arrangement implementing a corporate reorganization of Canada-based TrizecHahn Corporation, our former parent company, became effective. As a result of this reorganization, we became a U.S.-based publicly traded REIT owning primarily the U.S. assets that TrizecHahn Corporation and its subsidiaries owned prior to the reorganization. As a REIT, we will generally not be subject to U.S. federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.

     The corporate reorganization was designed to create a publicly traded REIT while reducing withholding tax liabilities and minimizing the recognition of potential tax liabilities on unrealized appreciation in value that were present in TrizecHahn Corporation’s ownership structure prior to the reorganization. The corporate reorganization was also intended to create economic equivalence between shares of our common stock and Trizec Canada Inc. subordinate voting shares or multiple voting shares.

     The reorganization was implemented pursuant to a plan of arrangement that was approved by the Ontario Superior Court of Justice and TrizecHahn Corporation’s shareholders. Upon implementation of the plan of arrangement, holders of TrizecHahn Corporation’s subordinate voting shares exchanged their shares on a one-for-one basis for one or more of the following securities:

•	shares of our common stock;

•	exchange certificates representing underlying shares of our common stock; or

•	Trizec Canada subordinate voting shares.

     Generally, in exchange for their TrizecHahn Corporation shares, holders of TrizecHahn Corporation subordinate voting shares who certified that they were qualifying U.S. persons received shares of our common stock and all other holders received a combination of Trizec Canada subordinate voting shares and our exchange certificates. The exchange certificates were exchangeable for our common stock on a one-for-one basis on the condition that the holder provided us with certification that it was a qualifying U.S. person. At the end of the three-month exchange period, all exchange certificates that remained outstanding expired, and the shares of common stock underlying those exchange certificates were sold on the open market to qualifying U.S. persons. As a result, approximately 60% of our common stock is owned primarily by qualifying U.S. persons. The remaining approximately 40% of our common stock is owned indirectly by Trizec Canada through its subsidiaries, with the result that Trizec Canada indirectly holds one share of our common stock for each outstanding Trizec Canada subordinate voting share.

     In addition to owning shares of our common stock, Trizec Canada, indirectly through its subsidiaries, owns all shares of our Class F convertible stock and special voting stock. Trizec Canada’s indirect ownership of our Class F convertible stock and special voting stock is intended to maintain the economic equivalence described above. The Class F convertible stock is convertible into our common stock in certain tax-related circumstances so that Trizec Canada and its subsidiaries, on the one hand, and our other stockholders, on the other hand, may share ratably certain future taxes that TrizecHahn Corporation, Trizec Canada or their subsidiaries may incur in those specified circumstances. The conversion feature applies to taxes incurred in connection with the corporate reorganization or with specified major corporate transactions entered into within 66 months after the corporate reorganization and specified transactions or events following the 63rd month after the corporate reorganization. In addition, to address certain non-Canadian tax liabilities of Trizec Canada’s indirect, wholly-owned Hungarian subsidiary and its direct and indirect shareholders, Trizec Canada will receive, directly or indirectly, dividends on our special voting stock. These dividends, when aggregated with dividends received by the Hungarian subsidiary on our common stock and after deducting related non-Canadian taxes, will equal the dividends received by our U.S. stockholders on our common stock on a per share basis. Dividends on our special voting stock will be payable only in connection with common stock dividends paid within 66 months after the corporate reorganization.

     Our special voting stock also entitles its holder to votes that, when aggregated with votes of shares of common stock held by Trizec Canada or its subsidiaries, represent a majority of the votes in elections of our board of directors. As a result of the special voting right, provided that Trizec Canada holds at least 5% of our common stock, Trizec Canada and its majority shareholder will have voting control over the election of our directors, even though Trizec Canada will not own a majority of our common stock. This special voting right will expire on January 1, 2008.

     Outstanding options to purchase subordinate voting shares of TrizecHahn Corporation were cancelled and replaced as part of the corporate reorganization. Under the plan of arrangement, all outstanding stock options of TrizecHahn Corporation were cancelled and exchanged for either (1) options to purchase our common stock, (2) warrants to purchase our common stock or (3) options to purchase Trizec Canada subordinate voting shares. Consistent with the one-for-one exchange ratio, the intrinsic value of each of our options or warrants or each Trizec Canada option immediately after the corporate reorganization was substantially the same as the intrinsic value of the replaced TrizecHahn Corporation option immediately prior to the corporate reorganization. By intrinsic value, we mean the then current market value of the shares subject to the option or warrant less the exercise price.

     Additionally, to preserve the economic equivalence between one share of our common stock and one Trizec Canada subordinate voting share, Trizec Canada or a wholly-owned subsidiary of Trizec Canada received warrants to purchase one share of our common stock for each Trizec Canada option issued in the corporate reorganization. All warrants to purchase our shares have a fixed term that is not contingent on continued service with us or Trizec Canada as an employee, officer or director. The warrants are freely transferable and fully vested and exercisable.

Business and Growth Strategies

     Our overall goal is to increase stockholder value. We can achieve this goal by creating sustained growth in operating cash flow and maximizing the value of our assets. We believe we can accomplish this using the following strategies:

•	intensively leasing and managing our properties to maximize property operating income;

•	vigorously engaging in asset management to enhance the value of our properties;

•	actively managing our portfolio to maximize total value of our properties;

•	improving the efficiency and productivity of our operations; and

•	maintaining a prudent and flexible capital plan.

     Intensively Leasing and Managing Our Properties

     By intensively leasing and managing our properties, we expect to maximize the property operating income, or POI, from our properties. We define POI as our total rental revenue including tenant recoveries and parking, fee and other income less our operating expenses and property taxes, and including our share of property net operating income from unconsolidated real estate joint ventures. This measure excludes property related depreciation and amortization expense. To maximize POI, we have focused on:

•	providing appropriate, profitable tenant services;

•	where market rents exceed in-place rents, narrowing the gap between market rents and in-place rents as leases for our properties expire;

•	increasing occupancy in our properties;

•	renewing leases with existing tenants;

•	carefully controlling operating costs; and

•	carefully managing investments in tenant improvements.

     In 2002, average net rental rates on 6.9 million square feet of new and renewal leases increased $0.87 per square foot. This increase generally reflected the impact of re-leasing space in properties at higher average rents than the average rents in effect at lease expiration. For our total portfolio, our estimates of market rents at December 31, 2002 were on average approximately 6.7% above our in-place rents. These market conditions generally provide stability to our revenue flows.

     Vacant space in our portfolio, which approximated 11.0% or 4.6 million square feet at December 31, 2002, represents an opportunity to increase our cash flow.

     Cash received on our rental revenue has and will continue to benefit from contractual rental increases, opportunistic lease terminations and the execution of “blend and extend” strategies, which allow early lease renewals at rates that blend the rents of the current lease with the rents for the renewal term.

     Vigorously Engaging in Asset Management

     Our asset management strategy is to invest capital in our existing portfolio to increase its value and marketability. To accomplish this strategy, we engage in such activities as acquiring ground leases and air rights ancillary to existing properties and renovating and upgrading office properties.

     In 2002, we acquired air rights in connection with two of our office properties. We also incurred $122.4 million to renovate and upgrade our properties, including tenant improvements. We intend to continue to actively engage in these and similar activities as appropriate and as market conditions warrant.

     Actively Managing Our Portfolio

     Our portfolio strategy is to invest in office properties in our core markets, which all represent major metropolitan areas that have historically demonstrated high job growth. For the year ended December 31, 2002, our seven core markets accounted for 80% of our total office property POI. We believe that focusing on office properties in our core markets will allow us to achieve economies of scale across a diverse base of tenants and to enjoy a significant leasing presence in our markets. By maintaining a wider range of properties in a market, we believe that we are also able to attract a broader tenant base, which provides a more sustainable cash flow. As part of our focus on office properties in our core markets, we sold several non-core assets in 2002, including Perimeter Woods in Charlotte, North Carolina, and Warner Center I, II and III in Los Angeles, California.

     As part of our long-term strategy, we intend to continue to acquire additional office properties, as opportunities arise, capital becomes available and market conditions permit, particularly in these core markets. We may acquire properties individually or as part of a portfolio, or as joint ventures or other business combinations. We may also acquire additional equity partners on selected properties. As opportunities arise and market conditions dictate, we may dispose of properties, including non-core assets that are not complementary to this strategy. We may also dispose of currently owned properties and acquire new ones within our core markets, or explore entry into other similar markets, based on our view of the direction of the office properties market.

     Improving the Efficiency and Productivity of Our Operations

     The careful control of both property operating expenses as well as general and administrative expenses is key to achieving our goal of maximizing our operating cash flow. Throughout 2002, we have realigned and simplified our management structure and consolidated our seven regional accounting, payroll and information services functions in Chicago. This process has resulted in a net reduction of approximately 85 employees as of the end of 2002, and increased efficiency in our service operation. We intend to continue to seek ways to generate general and administrative expense savings over time.

     Maintaining a Prudent and Flexible Capital Plan

     We believe that, in order to maximize our cash flow growth, our asset management and operating strategies must be complemented by a capital strategy designed to maximize the return on our capital. Our capital strategy is to:

•	maintain adequate working capital and lines of credit to ensure liquidity and flexibility;

•	employ an appropriate degree of leverage;

•	maintain floating rate debt at a level that allows us to take advantage of lower interest costs and minimize loan pre-payment costs when possible; and

•	actively manage our exposure to interest rate volatility through the use of long-term fixed-rate debt and various hedging strategies.

     We regularly review various credit ratios such as outstanding debt-to-book value, outstanding debt-to-asset value, fixed charge ratio and interest coverage ratio to monitor our leverage. We also pay attention to the risk of interest rate increases. In order to mitigate the risk of rising interest rates, we may pursue fixed rate financing. In addition, from time to time, we may enter into interest rate derivative contracts in order to limit our exposure to increasing interest rates. We monitor both the amount of our leverage and the mix of our fixed/floating-rate debt to provide a more reliable stream of earnings.

     An important source of liquidity for us is a secured revolving line of credit that we renegotiated in the fourth quarter of 2002. The credit facility includes numerous financial covenants that govern our ability to borrow under the facility and the amount of borrowings that are available under the facility. Under the secured facility, as amended and restated, the financial covenants are more flexible and our capacity to borrow is more certain than under the original facility. As of December 31, 2002, the amount eligible to be borrowed under this facility was $320.0 million and $90.0 million was outstanding.

     To the extent we believe it necessary and efficient we may raise capital through a variety of means in addition to our traditional secured debt, including but not limited to selling assets, entering into joint ventures or partnerships with equity providers, issuing equity securities or a combination of these methods.

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

Industry Segments and Seasonality

     Our primary business is the ownership and management of office properties. Our long-term tenants are in a variety of businesses and no single tenant is significant to our business. Our properties are concentrated in seven core markets with similar economic characteristics. Information by geographic segment for the years ended December 31, 2002, 2001 and 2000 are set forth in note 21 to the consolidated financial statements included in this Form 10-K. Our business is not seasonal.

Employees and Organizational Structure

     At February 28, 2003, we had approximately 1,045 employees. Of these employees, approximately 200 were employed in our corporate offices, with the remainder employed regionally and locally in the operation of our property portfolio. Additionally, approximately 135 of our employees who are employed in our office portfolio operations are represented by labor unions. We consider our labor relations to be positive and anticipate maintaining agreements with our labor unions on terms satisfactory to all parties.

     In 2002, we continued the process of centralizing our corporate leadership and portfolio management functions in Chicago. Consistent with our focus on core cities, we have dedicated regional leasing and property management teams based in Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C.

Environmental Matters

     We are subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws, we are exposed to liability primarily as an owner or operator of real property and, as such, we may be responsible for the cleanup or other remediation of contaminated property. Contamination for which we may be liable could include historic contamination, spills of hazardous materials in the course of our tenants’ regular business operations and spills or releases of hydraulic or other toxic oils. An owner or operator can be liable for contamination or hazardous or toxic substances in some circumstances whether or not the owner or operator knew of, or was responsible for, the presence of such contamination or hazardous or toxic substances. In addition, the presence of contamination or hazardous or toxic substances on property, or the failure to properly clean up or remediate such contamination or hazardous or toxic substances when present, may materially and adversely affect our ability to sell or lease such contaminated property or to borrow using such property as collateral.

     Asbestos-containing material, or ACM, is present in some of our properties. Environmental laws govern the presence, maintenance and removal of asbestos. We believe that we manage ACM in accordance with applicable laws. We plan to continue managing ACM as appropriate and in accordance with applicable laws and believe that the cost to do so will not be material.

     Compliance with existing environmental laws has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future. In addition, we have not incurred, and do not expect to incur any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental laws.

Available Information

     A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, are available free of charge on the Internet at our website, www.trz.com, as soon as reasonably practicable (generally, within one day) after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website and that information should not be considered part of this document.

RISK FACTORS

     You should carefully consider the risks described below. These risks are not the only ones that our company may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and hinder our ability to make expected distributions to our stockholders.

     This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this report.

Risks Relating To Our Business

Our economic performance and the value of our real estate assets are subject to the risks incidental to the ownership and operation of real estate properties.

     Our economic performance, the value of our real estate assets and, therefore, the value of your investment are subject to the risks normally associated with the ownership and operation of real estate properties, including but not limited to:

•	changes in the general and local economic climate;

•	the cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, space in our core markets;

•	trends in the retail industry, in employment levels and in consumer spending patterns;

•	changes in interest rates and the availability of financing;

•	competition from other properties;

•	further declines in the overall economic activity in our core markets;

•	changes in market rental rates and our ability to rent space on favorable terms;

•	the bankruptcy, insolvency or credit deterioration of our tenants;

•	the need to periodically renovate, repair and re-lease space and the costs thereof;

•	increases in maintenance, insurance and operating costs;

•	civil unrest, acts of terrorism, earthquakes and other natural disasters or acts of God that may result in uninsured losses;

•	the attractiveness of our properties to tenants; and

•	changes in the availability and affordability of insurance on commercially reasonable terms, in levels of coverage for our real estate assets and in exclusions from insurance policies for our real estate assets.

     In addition, applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws may affect real estate values. Real estate investments are relatively illiquid and, therefore, our ability to vary our portfolio quickly in response to changes in economic or other conditions is limited. Further, we must make significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, throughout the period that we own real property regardless of whether the property is producing any income. The risks associated with real estate investments may adversely affect our operating results and financial position, and, therefore, may adversely affect the amount of our dividends or our ability to pay those dividends.

Our inability to enter into renewal or new leases on favorable terms for all or a substantial portion of space that is subject to expiring leases would adversely affect our cash flows and operating results.

     Scheduled lease expirations in our U.S. office portfolio over the next five years average approximately 9.8% annually, based on owned space at December 31, 2002. When leases for our properties expire, we may be unable to promptly renew leases with existing tenants or lease the properties to new tenants. In addition, even if we were able to enter into renewal or new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases because:

•	the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases; or

•	tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.

     We expect significant lease expirations in 2003 among our office properties in Atlanta, Dallas, Houston and the Washington, D.C. area. In order to enter into renewal or new leases for large blocks of space in these markets, we may incur substantial tenant installation costs. If we are unable to enter into renewal or new leases on favorable terms for all or a substantial portion of space that is subject to expiring leases, our cash flows and operating results would suffer, which could reduce the amount of our dividends.

If a significant number of our tenants defaulted or sought bankruptcy protection, our cash flows and operating results would suffer.

     A tenant may experience a downturn in its business, which could cause the loss of that tenant or weaken its financial condition and result in the tenant’s inability to make rental payments when due. In addition, a tenant of any of our properties may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such tenant’s lease and cause a reduction in our cash flows. Although we have not experienced material losses from tenant bankruptcies, we cannot assure you that tenants will not file for bankruptcy or similar protection in the future resulting in material losses.

     We cannot evict a tenant solely because of its bankruptcy. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay in full amounts it owes us under a lease. The loss of rental payments from tenants and costs of re-leasing would adversely affect our cash flows and operating results, thereby reducing the amount of our dividends.

Our business is substantially dependent on the economic climates of seven core markets.

     Our real estate portfolio consists mainly of office properties in seven core markets, located in the following major metropolitan areas: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C. As a result, our business is substantially dependent on the economies of these markets. As a result of the current slowdown in economic activity, there has been an increase in vacancy rates for office properties in all of these markets. A continuing, prolonged downturn in the economies of these core markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in further reduced demand for office space. Although we believe that our real estate portfolio is significantly diversified, a material downturn in demand for office space in any one of our core markets could have a material impact on our ability to lease the office space in our portfolio and may adversely impact our cash flows, operating results and the amount of our dividends.

We may be unable to complete the disposition of our non-core retail/entertainment properties on a timely basis or on acceptable terms.

     We are currently completing the stabilization of two retail/entertainment centers: Hollywood & Highland in Los Angeles, California, and Desert Passage in Las Vegas, Nevada. These properties are described in more detail below under “Properties—Retail/Entertainment Properties”. We plan to hold both of these projects until we determine that we can realize an acceptable level of value upon disposition. A number of factors may impair our ability to dispose of these properties on a timely basis or on acceptable terms, including:

•	physical characteristics, mixes of tenants and uses, required operating resources and expertise and “anchor” tenants or other attributes that might not be considered typical for a retail/entertainment complex;

•	the relatively large size and value of the assets;

•	their relatively short operating histories;

•	the requirements of, and dependence of the relevant project on, contractual and working relationships with key tenants, operators, government authorities and other third parties;

•	the co-tenancy requirements in certain leases which could negatively impact occupancy levels;

•	the limited number of parties with the strategic interest and financial capability to be potential buyers of these properties;

•	competition for tenants or customers from other projects or destinations; and

•	fluctuating and seasonal demands of business travelers and tourism, and economic conditions that may affect the demand for travel in general.

     In addition, the unaffiliated owners of the Aladdin Hotel and Casino, which adjoins Desert Passage, filed for Chapter 11 reorganization under the U.S. Bankruptcy Code in September 2001, which could adversely affect our ability to sell Desert Passage by:

•	impairing the public perception and interest of potential patrons, tenants and purchasers in Desert Passage as a result of the perceived association with the Aladdin;

•	limiting or delaying our collection or enforcement of amounts or obligations owed to us by the Aladdin; and

•	complicating or delaying the removal of liens potentially affecting Desert Passage.

     The bankruptcy of the Aladdin may have a negative impact on the property operating income of Desert Passage while we hold it for disposition, which could adversely affect our operating results.

We may have difficulty selling our properties, which may limit our flexibility.

     Large and high quality office properties like the ones that we own can be difficult to sell, especially if local market conditions are poor. This may limit our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, federal tax laws impact our decisions to sell properties that we have owned for fewer than four years, and this may affect our ability to sell properties without adversely affecting returns to our stockholders. Even if we do sell our properties, we may choose to acquire additional properties within a certain time-frame to avoid adverse tax consequences and take advantage of tax-free exchange provisions. These restrictions reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

The impact of September 2001 terrorist attacks and the continuing threat of terrorism may adversely affect operating results from our properties, as well as our ability to sell properties that we are holding for disposition on a timely basis or on acceptable terms.

     The September 2001 terrorist attacks and the ongoing threat of terrorism have had an adverse affect on the U.S. economy and, in particular, the economies of the U.S. cities that comprise our core markets. The fear of terrorist attacks has particularly impacted the tourism industry, upon which many of our core markets, as well as our two retail/entertainment properties, rely for a significant portion of their income. This economic impact could adversely affect our operating results by reducing the number of tenants or the financial capacity of tenants in our office properties, as well as by reducing the number of guests and patrons at our retail/entertainment properties.

     Our portfolio is concentrated in large metropolitan areas, some of which have been or may be perceived to be subject to terrorist attacks. Furthermore, many of our properties consist of high-rise buildings, which may also be subject to this actual or perceived threat, which could be heightened in the event that the U.S. engages in armed conflict. This could have a material adverse affect on our ability to lease the office space in our portfolio. Furthermore, the implementation of increased security measures at our properties increases property costs, which we may not be able to fully pass on to tenants. Each of these factors would have a material adverse impact on our operating results and cash flow, as well as the amount of our dividends.

Our financial covenants could adversely affect our financial condition and results of operations.

     The financings secured by our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, our secured revolving credit facility contains certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including debt ratios that we are required to maintain.

     We expect to rely on borrowings under this credit facility for working capital, liquidity, funds for dividends and to finance potential future acquisition and development activities. Our ability to borrow under our credit facility is subject to compliance with our financial and other covenants. If we are unable to borrow under our credit facility, or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted. If we breach covenants in a debt agreement, the lender can declare a default and require us to repay the debt immediately and, if the debt is secured, can take possession of the property securing the loan. In addition, some of our financings may be cross-defaulted or cross-accelerated to our other indebtedness. A cross-default or cross-acceleration may give the lenders under those financings the right also to declare a default or accelerate payment of the loan.

Our degree of leverage may adversely affect our business and the market price of our common stock.

     At December 31, 2002, our leverage, which we define as the ratio of our mortgage debt and other loans less cash and cash equivalents to the sum of net debt and the book value of shareholders’ and owners’ equity, was approximately 64%. Furthermore, our leverage likely will increase in the future upon our anticipated acquisition of the Sears Tower in 2003. For additional information about our interest in the Sears Tower, see “Item 2. Properties – Office Property Portfolio – Investment in Sears Tower” in this report.

     Our degree of leverage could adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, developments or other general corporate purposes. Our degree of leverage could also make us more vulnerable to a downturn in our business or the economy generally. We do not currently have a policy limiting our degree of leverage, nor do our organizational documents contain such limits. We have entered into certain financial agreements that contain financial and operating covenants limiting our ability under certain circumstances to incur additional indebtedness. There is also a risk that a significant increase in the ratio of our indebtedness to the measures of asset value used by financial analysts may have an adverse effect on the market price of our common stock.

Compliance with our tax cooperation agreement with Trizec Canada may limit our flexibility in making real estate investments and conducting our business.

     In connection with the corporate reorganization, we entered into a tax cooperation agreement with TrizecHahn Office Properties Ltd., a wholly-owned, Canadian subsidiary of TrizecHahn Corporation. Under the agreement, we have agreed to continue to conduct our business activities with regard to the consequences under Canadian tax legislation to TrizecHahn Office Properties Ltd., related Canadian corporations and Trizec Canada Compliance with this agreement may require us to conduct our business in a manner that may not always be the most efficient or effective because of potential adverse Canadian tax consequences. Furthermore, we may incur incremental costs due to the need to reimburse these entities for any negative tax consequences.

Our historical financial information may not be representative of our financial position, operating results and cash flows as a separate company.

     Our combined consolidated financial statements for periods prior to the effective date of the corporate reorganization have been carved out from the consolidated financial statements of TrizecHahn Corporation using the historical operating results and historical bases of the assets and liabilities of the businesses that we comprise. Accordingly, the historical financial information that we have included in this report does not necessarily reflect what our financial position, operating results and cash flows would have been had we been a separate, stand-alone public entity during all of the periods presented.

     Prior to the effective date of the corporate reorganization, TrizecHahn Corporation accounted for us as, and we operated as, a separate, stand-alone entity. Our costs and expenses include payments made to TrizecHahn Corporation for direct reimbursement of third-party purchased services and a portion of salaries, for certain employees, for direct services rendered. We consider these charges to be reasonable reflections of the use of services provided to us for the benefit that we received.

     Our historical financial information is not necessarily indicative of what our operating results, financial position and cash flows will be in the future. We have not made adjustments to our historical financial information to reflect changes that have occurred in our cost structure as a result of the corporate reorganization, including increased costs associated with being a publicly traded, stand-alone company. These incremental costs included, but are not limited to, additional senior management compensation expense to supplement the existing management team, and internal and external public company corporate compliance costs.

If we are unable to manage our interest rate risk effectively, our cash flows and operating results may suffer.

     At December 31, 2002 we had approximately $1.1 billion of debt outstanding that is subject to variable interest rates, and we may incur additional debt that bears interest at variable rates. Accordingly, if interest rates increase, our debt costs will also increase. To manage our overall interest rate risk, we enter into fixed rate loans and floating rate loans. We also enter into interest rate protection agreements consisting of swap contracts and cap contracts in order to mitigate the effect of increasing rates on a portion of our floating rate debt. Developing an effective interest rate strategy, however, is complex, and no strategy can completely insulate us from the risks associated with interest rate fluctuations. Despite our hedging activities, we cannot assure you that we will be able to manage our interest rate risk effectively or that our variable rate exposure will not have a material adverse effect on our cash flows, operating results and cash available for distribution. Furthermore, our interest rate hedging arrangements may expose us to additional risks, including additional costs, such as transaction fees or breakage costs, or requirements to post collateral for hedges that may have decreased in value since execution. Although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty may fail to honor its obligations. We cannot assure you that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

Our insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations.

     We carry insurance on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain has historically been on an “all risk” basis, which until 2003 included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their “all risk” policies. As a result, our “all risk” insurance coverage currently contains specific exclusions for losses attributable to acts of terrorism. In light of this development, for 2003 we purchased stand-alone terrorism insurance on a portfolio-wide basis with annual aggregate limits that we consider commercially reasonable, considering the availability and cost of such coverage. Our current terrorism coverage carries an aggregate limit of $250 million on a portfolio-wide basis, excluding the Sears Tower, which carries its own separate limit of $250 million. Since the limit with respect to our portfolio may be, and the limit with respect to the Sears Tower is, less than the value of the affected properties, terrorist acts could result in property damage in excess of our current coverage, which could result in significant losses to our company due to the loss of revenues from the impacted property and the capital we would have to invest in that property. Any such circumstance could have a material adverse effect on our financial condition and results of operations.

     The federal Terrorism Risk Insurance Act, enacted in November 2002, requires regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) under property insurance policies, but we cannot currently anticipate whether the scope and cost of such coverage will compare favorably to stand-alone terrorism insurance, and thus whether it will be commercially reasonable for us to change our coverage for acts of terrorism going forward.

     Some of our lenders have taken or may take the position that our insurance coverage against acts of terrorism no longer complies with covenants in our debt agreements. Our lenders may also object to other technical provisions of our insurance coverage. If a lender takes the position that our insurance coverage is not in compliance with covenants in a debt agreement, we could be deemed to be in default under the agreement. Alternately, we may be required to obtain additional insurance to comply with the covenants. While we have received notices to the effect that our insurance coverage may not comply with loan covenants, we have reviewed our coverage and the loan documents and believe that we comply with those documents and adequately protect the lenders’ interests. We have initiated discussions with these lenders and will do so with any others who take a similar position to satisfy their concerns and assure that their interests and ours are adequately protected. To the extent that we are unable to pass the costs of any additional insurance on to tenants, these costs may have an adverse affect on our cash flows and, therefore, on the amount of our dividends. If we do pass the additional costs on to tenants, the resulting increased rents may adversely affect the marketability of leased space in our properties. Additionally, in the future our ability to obtain debt financing, or the terms of such financing, may be adversely affected if lenders insist upon additional requirements or greater insurance coverage against acts of terrorism than may be available to us in the marketplace at rates or on terms that are commercially reasonable.

     We will continue to monitor the state of the insurance market, but we do not currently expect that coverage for acts of terrorism on terms comparable to pre-2002 policies will become available on commercially reasonable terms.

     We carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to deductibles that we believe are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amounts of the third party earthquake insurance we may be able to purchase on commercially reasonable terms may be reduced. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

     There are other types of losses, such as from wars, acts of bio-terrorism or the presence of mold at our properties, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

     Additionally, although we generally obtain owner’s title insurance policies with respect to our properties, the amount of coverage under such policies may be less than the full value of such properties. If a loss occurs resulting from a title defect with respect to a property where there is no title insurance or the loss is in excess of insured limits, we could lose all or part of our investment in, and anticipated income and cash flows from, that property.

Fixed real estate costs may intensify revenue losses when income from our properties decreases.

     Our financial results depend primarily on leasing space in our office properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes and maintenance and other operating costs, generally do not decrease even when a property is not fully occupied, or the rate of retail sales at a project decreases, or other circumstances cause a reduction in income from the property. Cash flow and income from the operations of our properties may be reduced if a tenant does not pay its rent. Under those circumstances, we might not be able to enforce our rights as landlord without delays, we may be unable to re-lease properties on favorable terms and we might incur substantial legal costs. Additionally, new properties that we may acquire or develop may not produce significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. Each of these circumstances can further reduce cash flows and operating results by requiring us to expend capital to cover our fixed real estate costs, thereby reducing the amount of our dividends.

Our competitors may adversely affect our ability to lease our properties, which may cause our cash flows and operating results to suffer.

     We face significant competition from developers, managers and owners of office, retail and mixed-use properties in seeking tenants for our properties. Substantially all of our properties face competition from similar properties in the same markets. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties, particularly if there is an oversupply of space available in the market. Competition for tenants could have a material adverse effect on our ability to lease our properties and on the rents that we may charge or concessions that we must grant. If our competitors adversely impact our ability to lease our properties, our cash flows and operating results may suffer, and consequently we may reduce the amount of our dividends.

We face risks associated with property acquisitions.

     Assuming we are able to obtain capital on commercially reasonable terms, and that market conditions warrant it, we may acquire new office properties. Competition from other well-capitalized real estate investors, including both publicly traded real estate investment trusts and institutional investment funds, may significantly increase the purchase price or prevent us from acquiring a desired property. We may be unable to finance acquisitions on favorable terms, or newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or may be unable to quickly and efficiently integrate new acquisitions into our existing operations. We may also acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. Each of these factors could have an adverse affect on our results of operations and financial condition.

Because we must distribute a substantial portion of our net income to qualify as a REIT, we may be dependent on third-party sources of capital to fund our future capital needs.

     To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund all of our future capital needs, including capital for property acquisitions and developments, from our net income. Therefore, we may have to rely on third-party sources of capital, which may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional debt financings may further increase our leverage.

We face risks associated with the use of debt to finance our business, including refinancing risk.

     We incur debt in the ordinary course of our business. We expect that we will repay prior to maturity only a small portion of the principal of our debt. We therefore plan to meet our maturing debt obligations partly with existing cash and available credit, cash flows from operations and sales of non-core assets, but primarily through the refinancing of maturing debt obligations with other debt. We are subject to risks normally associated with debt financing, and our ability to refinance our debt will depend on:

•	our financial position;

•	the estimated cash flow of our properties;

•	the value of our properties;

•	liquidity in the debt markets;

•	the availability on commercially acceptable terms of insurance coverage required by lenders;

•	general economic and real estate market conditions; and

•	financial, competitive, business and other factors, including factors beyond our control.

     We cannot assure you that any refinancing of debt with other debt will be possible on terms that are favorable or acceptable to us. If we cannot refinance, extend or pay principal payments due at maturity with the proceeds of other capital transactions, such as new equity capital, our cash flows will not be sufficient in all years to repay debt as it matures.

Restrictions in loan agreements may limit the distributions we receive from our operating subsidiaries and the amounts available for distributions to you as dividends on our common stock.

     We conduct our operations through operating subsidiaries. We and some of our subsidiaries, including subsidiaries that carry on a substantial part of our overall business, are parties to loan agreements containing provisions that require the maintenance of financial ratios and impose limitations on additional indebtedness and distributions in respect of capital stock. These provisions may limit the amount and flexibility of our current and future financings, the receipt of cash distributions from some of our subsidiaries and, therefore, the amounts that will be available for distributions to you as dividends on our common stock. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. The provisions in loan agreements discussed above may impair our ability to make the requisite distributions to our stockholders and may force us to borrow funds on a short-term basis to meet the distribution requirements. We cannot assure you that we will be able to borrow funds on terms that are favorable to us.

Our success depends on key personnel whose continued service is not guaranteed.

     We depend on the efforts of executive officers and other key personnel, particularly Timothy H. Callahan, our President and Chief Executive Officer. Among the reasons that they are important to our success is that each has a national reputation which attracts business and investment opportunities and assists us in negotiations with lenders. Our regional executive officers also have strong regional reputations. Their reputations aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe we could find replacements for these key personnel, the loss of their services could adversely impact our relationships with potential tenants, lenders and industry personnel.

Environmental problems at our properties are possible and may be costly.

     We are subject to various federal, state and local laws and regulations relating to environmental matters, as described in more detail above under “Item 1 – Business – Environmental Matters”. Under these laws, we are exposed to liability primarily as an owner or operator of real property and, as such, we may be responsible for the cleanup or other remediation of contaminated property, which could result in substantial costs that could adversely affect our operating results and cash flow.

     We believe that our exposure to environmental liabilities under currently applicable laws is not material. We cannot assure you, however, that we currently know of all circumstances that may give rise to such exposure. Furthermore, environmental laws and regulations can change rapidly, and we may become subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on our operating results or financial condition.

If we were required to accelerate our efforts to comply with the Americans with Disabilities Act, our cash flows and operating results could suffer.

     All of our properties must comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities”, but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require us to remove access barriers, and non-compliance could result in the imposition of fines by the U.S. government or an award of damages to private litigants. We believe that the costs of compliance with the ADA will not have a material adverse effect on our cash flows or operating results. However, if we must make changes to our properties on a more accelerated basis than we anticipate, or if we are required to make substantial alterations or capital expenditures in any of our properties, our cash flows and operating results could suffer.

Additional regulations applicable to our properties could require us to make substantial expenditures to ensure compliance, which could adversely affect our cash flows and operating results.

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

We do not have sole control over the properties that we hold with co-venturers or partners or over the revenues and certain decisions associated with those properties, which may limit our flexibility with respect to these investments.

     We participate in eight office and two retail joint ventures or partnerships. The office properties that we own through joint ventures or partnerships total approximately 6.3 million square feet, with our ownership interest totaling approximately 3.3 million square feet. A joint venture or partnership involves risks, including the risk that a co-venturer or partner:

•	may have economic or business interests or goals that are inconsistent with our economic or business interests or goals;

•	may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to our real estate investments;

•	may have to give its consent with respect to certain major decisions, including the decision to distribute cash, refinance a property or sell a property; and

•	may become bankrupt, limiting its ability to meet calls for capital contributions and potentially making it more difficult to refinance or sell the property.

     We do not have sole control of certain major decisions relating to the properties that we own through joint ventures, including decisions relating to:

•	the sale of the properties;

•	refinancing;

•	timing and amount of distributions of cash from such properties to us;

•	capital improvements; and

•	calling for capital contributions.

     In some instances, although we are the property manager for a joint venture, the other joint venturer retains approval rights over specific leases or our leasing plan. In addition, the sale or transfer of interests in some of our joint ventures and partnerships is subject to rights of first refusal or first offer and some joint venture and partnership agreements provide for buy-sell or similar arrangements. Such rights may be triggered at a time when we may not want to sell but may be forced to do so because we may not have the financial resources at that time to purchase the other party’s interest. Such rights may also inhibit our ability to sell our interest in a property or a joint venture or partnership within our desired time frame or on any other desired basis.

Our failure to qualify as a REIT would decrease the funds available for distribution to our stockholders and adversely affect the market price of our common stock.

     If we fail to qualify for taxation as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for dividend distributions due to the following reasons:

•	we will be subject to tax on our taxable income at regular corporate rates;

•	we will not be able to deduct, and will not be required to make, distributions to stockholders in any year in which we fail to qualify as a REIT;

•	we could be subject to federal alternative minimum tax or increased state and local taxes; and

•	unless we are entitled to relief under specific statutory provisions, we will be disqualified from taxation as a REIT for the four taxable years following the year during which we lost our qualification.

     In addition, failing to qualify as a REIT could impair our ability to raise capital and expand our business, and could adversely affect the market price of our common stock.

     Determination of REIT status is highly technical and complex. Even a technical or inadvertent mistake could endanger our REIT status. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be within our control. For example, the Internal Revenue Service, or IRS, could change tax laws and regulations or the courts may issue new rulings that make it impossible for us to maintain REIT status. We do not believe that any pending or proposed law changes could change our REIT status. We cannot guarantee, however, that we will continue to be qualified and taxed as a REIT because our qualification and taxation as a REIT will depend upon our ability to meet the requirements imposed under the Internal Revenue Code of 1986, as amended, on an ongoing basis.

In order to maintain our status as a REIT, we may be forced to borrow funds during unfavorable market conditions.

     To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. This requirement limits our ability to accumulate capital. We may not have sufficient cash or other liquid assets to meet REIT distribution requirements. As a result, we may need to incur debt to fund required distributions when prevailing market conditions are not favorable. Difficulties in meeting distribution requirements may arise as a result of:

•	differences in timing between when we must recognize income for U.S. federal income tax purposes and when we actually receive income;

•	the effect of non-deductible capital expenditures;

•	the creation of reserves; or

•	required debt or amortization payments.

     If we are unable to borrow funds on favorable terms, our ability to make distributions to our stockholders and our ability to qualify as a REIT may suffer.

Risks Relating To Our Capital Stock

An ownership limitation in our certificate of incorporation may adversely affect the market price of our common stock.

     Our certificate of incorporation contains an ownership limitation that is designed to enable us to qualify as a “domestically-controlled REIT” within the meaning of Section 897(h)(4)(B) of the Internal Revenue Code of 1986, as amended. This limitation restricts any person that is not a qualifying U.S. person from beneficially owning our capital stock if that person’s holdings, when aggregated with shares of our capital stock beneficially owned by all other persons that are not qualifying U.S. persons, would exceed 45% by value of our issued and outstanding capital stock.

     As a result of our enforcement of this ownership limitation, persons other than qualifying U.S. persons are effectively excluded from the market for our common stock. The inability of holders of our common stock to sell their shares to persons other than qualifying U.S. persons, or the perception of this inability, may adversely affect the market price of our common stock.

Higher market interest rates may adversely affect the market price of our common stock.

     One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the dividend with respect to such REIT’s shares as a percentage of the price of those shares, relative to market interest rates. If market interest rates go up, prospective purchasers of shares of our common stock may require a higher yield on our common stock. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could adversely affect the market price of our common stock.

P.M. Capital Inc., a corporation controlled by Peter Munk, maintains an ownership interest in Trizec Canada by which Mr. Munk will control the election of members of our board of directors until January 1, 2008.

     Mr. Munk, our Chairman and the Chairman of Trizec Canada, controls P.M. Capital Inc. P.M. Capital, through its ownership of Trizec Canada’s multiple voting shares, has a majority of the votes in elections of Trizec Canada’s board of directors and on other matters to be voted on by Trizec Canada shareholders. Trizec Canada, through its indirect ownership of our common stock and special voting stock, has a majority of the votes in elections of our board of directors until January 1, 2008, provided that Trizec Canada or its subsidiaries hold our special voting stock until such time. Mr. Munk’s effective control of Trizec Canada will therefore enable him to elect our entire board of directors. Although a nominating committee composed of independent members of our board of directors nominates candidates for election to our board, until January 1, 2008, Mr. Munk may exercise his control over us to elect alternative candidates. Additionally, as long as Mr. Munk has this right to elect directors, he also has the power at any time, under Delaware law, to remove one or more directors.

The sale or availability for sale of approximately 60 million shares of our common stock owned indirectly by Trizec Canada or shares of our common stock that may be issued hereafter could adversely affect the market price of our common stock.

     As a result of the corporate reorganization, approximately 60 million shares, or approximately 40% of the outstanding shares of our common stock, are held by Trizec Canada through an indirect, wholly-owned Hungarian subsidiary. Dispositions of this common stock may occur in the following circumstances:

•	Trizec Canada shareholders will have the right to redeem their shares from time to time, and Trizec Canada will have the option of satisfying these redemptions with shares of our common stock held by the Hungarian subsidiary.

•	The Hungarian subsidiary has pledged as collateral for secured credit facilities of TrizecHahn Corporation all shares of our common stock that it holds, and in the event of a default the pledgee under those facilities may realize on the pledge and sell the shares.

•	Trizec Canada may cause the Hungarian subsidiary to dispose of some or all of the shares of our common stock held by the Hungarian subsidiary at any time for any reason.

     We may issue additional shares of our common stock:

•	upon exercises of our stock options and warrants; and

•	upon conversions of our Class F convertible stock (for additional information on the conversion of our Class F convertible stock, see “Risk Factors—The issuance of additional shares of our common stock pursuant to the terms of our Class F convertible stock may dilute your interest in our company and adversely affect the market price of our common stock” below).

     To permit market sales of our common stock in the circumstances described above, including by subsequent holders, we have registered or agreed to register under the Securities Act of 1933, as amended, all of the common stock described above.

     We cannot predict what effect, if any, market sales of shares of our common stock held indirectly by Trizec Canada or issued upon exercises of our stock options or warrants or upon conversions of our Class F convertible stock would have on the market price of our common stock. We are also unable to predict what effect, if any, the availability of any of these shares for future sale may have on the market price of our common stock. Future sales of substantial amounts of our common stock, or the perception that these sales could occur, may adversely affect the market price of our common stock.

Limits on changes of control may discourage takeover attempts that may be beneficial to holders of our common stock.

     Provisions of our certificate of incorporation and bylaws, as well as provisions of the Internal Revenue Code of 1986, as amended, and Delaware corporate law, may:

•	delay or prevent a change of control over us or a tender offer for our common stock, even if those actions might be beneficial to holders of our common stock; and

•	limit our stockholders’ opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.

     For example, primarily to facilitate the maintenance of our qualification as a REIT, our certificate of incorporation generally prohibits ownership, directly or indirectly, by any single stockholder of more than 9.9% of the value of outstanding shares of our capital stock. Our board of directors may modify or waive the application of this ownership limit with respect to one or more persons if it receives a ruling from the Internal Revenue Service or an opinion of counsel concluding that ownership in excess of this limit with respect to one or more persons will not jeopardize our status as a REIT. The ownership limit, however, may nevertheless have the effect of inhibiting or impeding a change of control over us or a tender offer for our common stock.

An anticipated increase in taxes applicable to dividends that we pay to a Hungarian subsidiary of Trizec Canada may decrease the amount of our dividends on our common stock.

     As a result of the corporate reorganization, Trizec Canada owns approximately 40% of our common stock indirectly through an indirect, wholly-owned Hungarian subsidiary. The Hungarian subsidiary and its shareholders will be subject to taxes, expected to be only U.S. and Hungarian cross-border withholding taxes, in respect of dividends paid by us to the Hungarian subsidiary and by the Hungarian subsidiary to Trizec Canada.

     The Hungarian subsidiary currently holds all of our special voting stock. As the holder of this stock, the Hungarian subsidiary is entitled to dividends from us that, when aggregated with dividends received by the Hungarian subsidiary on our common stock and after deducting related non-Canadian taxes, including the withholding taxes described above, will equal the dividends received by our U.S. stockholders on our common stock on a per share basis. Dividends on our special voting stock will be payable only in connection with common stock dividends paid within 66 months after the effective date of the corporate reorganization.

     The U.S.-Hungary income tax treaty generally provides for a reduced rate of U.S. cross-border withholding taxes applicable to dividends paid by us to the Hungarian subsidiary. The income tax treaty is currently being renegotiated. We expect that as a result of the renegotiation, the effective rate of U.S. and Hungarian cross-border withholding taxes required to be paid on the aforementioned common stock and special voting stock dividends will increase from approximately 10% to approximately 30%. We do not presently know how long the renegotiation process will take. If, however, an increased tax rate took effect at any time prior to the expiration of the dividend right on our special voting stock, any dividends paid on our special voting stock would increase, thereby decreasing the amount of our dividends on our common stock.

The issuance of additional shares of our common stock pursuant to the terms of our Class F convertible stock may dilute your interest in our company and adversely affect the market price of our common stock.

     In order that Trizec Canada and its subsidiaries, on the one hand, and our other stockholders, on the other hand, will share ratably any FIRPTA tax, as described below, that TrizecHahn Corporation, Trizec Canada or their subsidiaries may incur, we have issued all outstanding shares of our Class F convertible stock to the indirect, wholly-owned Hungarian subsidiary of Trizec Canada. Under the terms of the Class F convertible stock, this stock is convertible into shares of our common stock if TrizecHahn Corporation, Trizec Canada or their subsidiaries incur FIRPTA tax and any related costs, interest and penalties in connection with:

•	the corporate reorganization; or

•	specified future transactions or events that allow for the conversion of our Class F convertible stock into common stock, including:

	–	dispositions of our common stock in connection with major corporate transactions or events, such as mergers, requiring the approval of a specified portion of our common stockholders or the tendering of a specified portion of our common stock to effect those transactions or events, and

	–	transactions or events after the end of the five-year period required for our qualification as a “domestically-controlled REIT”.

     In general, a foreign corporation disposing of a U.S. real property interest, including shares of U.S. corporations whose principal assets are U.S. real estate, is subject to a tax, known as FIRPTA tax, equal to 35% of the gain recognized on the disposition of that property interest. If, however, the interest being disposed of is an interest in a REIT that qualifies as a “domestically-controlled REIT” within the meaning of Section 897(h)(4)(B) of the Internal Revenue Code of 1986, as amended, no FIRPTA tax is payable. Whether we will qualify as a “domestically-controlled REIT” on any date will depend on our ability to demonstrate that less than 50% of our capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on that date.

     If any of TrizecHahn Corporation, Trizec Canada or their subsidiaries incur FIRPTA tax in connection with the circumstances discussed above, our Class F convertible stock will be convertible into additional shares of our common stock in an amount sufficient to fund the payment of the FIRPTA tax, plus reasonable costs and expenses in connection with the payment of the tax. If we are required to issue additional shares of our common stock pursuant to the terms of our Class F convertible stock, all shares of our common stock, including those held indirectly by Trizec Canada, would suffer immediate dilution, which could be substantial. In addition, the sale of our common stock by Trizec Canada or its subsidiaries to fund the payment of FIRPTA tax in the circumstances discussed above may adversely affect the market price of our common stock. We believe that none of TrizecHahn Corporation, Trizec Canada or their subsidiaries should incur a material amount of FIRPTA tax in connection with any of the transfers made as part of the corporate reorganization. We cannot assure you, however, that no material amount of FIRPTA tax would be payable.

     We are not currently planning to undertake any transactions or events that would allow for the conversion of our Class F convertible stock, including any transactions or events requiring the approval of a specified portion of our common stockholders or the tendering of a specified portion of our common stock to effect those transactions or events. We cannot assure you, however, that any of those transactions or events will not take place during the five-year period required for our qualification as a “domestically-controlled REIT”. If any such transactions or events were to take place at such time, Trizec Canada or its subsidiaries might incur at least some amount of FIRPTA tax. Furthermore, the existence of our Class F Convertible Stock may have the effect of inhibiting or impeding a change of control over us or a tender offer for our common stock.

     We believe that after the end of the five-year period required for our qualification as a “domestically-controlled REIT”, neither Trizec Canada nor its subsidiaries should incur a material amount of FIRPTA tax under circumstances that would allow the holder of our Class F convertible stock to exercise its conversion right. Based on all of the facts and circumstances, we believe that 63 months after the effective date of the corporate reorganization we will be able to demonstrate that during the relevant time period less than 50% of our capital stock, by value, was owned directly or indirectly by persons who were not qualifying U.S. persons and that, as a result, we will then qualify as a “domestically-controlled REIT”.

     Our certificate of incorporation and corporate policies are designed to enable us to qualify as a “domestically-controlled REIT” as planned. The ownership restrictions relating to non-U.S. persons in our certificate of incorporation will prohibit ownership by persons if such ownership would cause us to violate the requirements for being a “domestically-controlled REIT”. We believe these provisions will be effective, although certainty in this regard is not possible. Legislative developments during the relevant five-year qualification period could also affect our ability to qualify as a “domestically-controlled REIT”. Therefore, we cannot assure you that we will become a “domestically-controlled REIT” 63 months after the effective date of the corporate reorganization.

Proposed federal tax legislation reducing or eliminating the tax on dividends paid by companies to their shareholders could adversely affect the market valuation of our stock.

     Federal tax legislation currently pending in Congress proposes to reduce or potentially eliminate taxes on corporate dividends. Due to the fact that dividends paid by REITs are currently not taxed at the corporate level, REITs are unlikely to receive any additional benefit from this legislation. If adopted, however, the legislation could result in increased dividend payments by other corporations. If enacted, the proposal could cause investors to view the stock of non-REIT companies as more attractive relative to the stock of REITs than currently is the case. We cannot predict the form in which this proposal ultimately will be enacted, whether it will be enacted, or what effect if any its enactment may have on the market value of our common stock.

Item 2.     Properties

Office Property Portfolio

     The supply of, and demand for, office space affect the performance of our office property portfolio. Macroeconomic conditions, such as current and expected economic trends, business and consumer confidence and employment levels, drive this demand.

     Over the next several years, we plan to concentrate our capital on our core markets and to exit selectively from investments in our secondary markets in an orderly fashion. We expect principally to redeploy proceeds from sales into debt repayment and investment in Class A office buildings in our core markets. We consider Class A office buildings to be buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates and that are modern structures or have been modernized to compete with newer buildings.

     Geographic Diversity

     Our geographically diversified asset base makes it more likely that we will be able to generate sustainable cash flows throughout the various phases of economic cycles than if we were less diversified. The following table summarizes the major city focus and geographic distribution of our office property portfolio at December 31, 2002.

Office Portfolio Summary
(At December 31, 2002)

						POI for the Year			Average
						Ended		Occupancy	In-place
	No.	Total Managed Area		Owned Area		December 31, 2002		Weighted	Net Rent
	of							on Owned
	Properties	000s sq. ft.	%	000s sq. ft.	%	$ millions	%	Area	$ per sq. ft.

Core Markets
Atlanta	7	4,617	9%	4,617	11%	$50.9	9%	87.1%	$13.60
Chicago	5	5,946	12%	2,434	6%	37.9	7%	94.2%	13.90
Dallas	5	6,131	13%	5,366	13%	44.0	8%	84.6%	11.30
Houston	6	6,580	14%	6,056	14%	67.2	13%	89.1%	10.50
Los Angeles Area	5	2,811	6%	2,620	6%	32.7	6%	88.1%	15.40
New York Area	7	7,913	16%	6,462	15%	116.1	22%	97.7%	17.20
Washington, D.C. Area	20	4,896	10%	4,896	12%	78.6	15%	90.9%	16.80

Total Core Markets	55	38,894	80%	32,451	77%	$427.4	80%	90.3%	$14.10

Secondary Markets
Charlotte	2	1,366	3%	1,366	3%	$15.9	3%	98.9%	$10.80
Minneapolis	2	1,102	2%	1,102	3%	8.5	2%	71.6%	10.70
Pittsburgh	1	1,468	3%	1,468	4%	8.9	2%	84.4%	6.60
St. Louis	2	1,378	3%	1,378	3%	15.6	3%	87.7%	13.80
Other	10	4,404	9%	4,239	10%	59.5	10%	82.4%	11.60

Total Secondary Markets	17	9,718	20%	9,553	23%	$108.4	20%	84.6%	$11.00

Total Office Properties	72	48,612	100%	42,004	100%	$535.8	100%	89.0%	$13.40

     In-place net rents consist of the amounts paid under our leases less the costs of providing services and taxes. In-place net rents exclude straight-line rent adjustments. In 2002, leases expired at an average net rent of approximately $12.57 per square foot and were generally being signed at an average net rent per square foot of approximately $13.44. Based upon our owned area, leases expired at an average net rent of approximately $12.29 per square foot and were generally being signed at an average net rent per square foot of approximately $12.98.

     Lease Profile

     For our office portfolio, market rents at December 31, 2002 were on average approximately 6.7% above our average in-place rents. Over the next five years, beginning in 2003, scheduled lease expirations in our office portfolio average approximately 9.8% annually, based on our owned space at December 31, 2002. The data in the table are based on our owned area. Expiration net rents exclude straight-line rent adjustments.

Scheduled Annual Expirations of Office Leases(1)
(At December 31, 2002)

	2003 Expirations			2004 Expirations			2005 Expirations			2006 Expirations			2007 Expirations

	000s			000s			000s			000s			000s
	sq. ft.	%	$ psf	sq. ft	%	$ psf	sq. ft	%	$ psf	sq. ft	%	$ psf	sq. ft	%	$ psf

Core Markets
Atlanta	581	13%	$13.20	463	10%	$13.50	559	12%	$14.30	579	13%	$16.80	551	12%	$14.80
Chicago	113	5%	13.30	217	9%	11.30	104	4%	14.60	298	12%	11.30	186	8%	14.00
Dallas	729	14%	11.80	419	8%	12.10	498	9%	12.20	397	7%	11.70	907	17%	11.60
Houston	1,183	20%	8.50	652	11%	10.60	214	4%	13.90	269	4%	12.70	462	8%	15.20
Los Angeles Area	289	11%	17.30	232	9%	15.90	241	9%	16.90	310	12%	13.10	147	6%	16.10
New York Area	400	6%	16.00	810	13%	16.50	428	7%	20.20	207	3%	26.40	358	6%	17.90
Washington, D.C. Area	522	11%	17.50	464	9%	14.70	729	15%	18.50	239	5%	22.50	747	15%	19.70

Total Core Markets	3,817	12%	$12.70	3,257	10%	$13.70	2,773	9%	$16.10	2,299	7%	$15.70	3,358	10%	$15.50

Secondary Markets
Charlotte	72	5%	$13.80	69	5%	$12.60	206	15%	$17.30	193	14%	$14.80	14	1%	$15.90
Minneapolis	155	14%	7.30	126	11%	7.00	58	5%	15.90	41	4%	10.70	78	7%	16.30
Pittsburgh	204	14%	6.40	138	9%	7.80	123	8%	7.30	122	8%	7.90	120	8%	9.00
St. Louis	107	8%	12.20	73	5%	13.40	215	16%	11.80	55	4%	9.80	224	16%	20.60
Other	922	22%	10.10	355	8%	10.50	428	10%	13.60	417	10%	13.20	791	19%	14.70

Total Secondary Markets	1,460	15%	$9.60	761	8%	$9.90	1,030	11%	$13.30	828	9%	$12.40	1,227	13%	$15.30

Total – Owned Area	5,277	13%	$11.80	4,018	10%	$13.00	3,803	9%	$15.40	3,127	7%	$14.80	4,585	11%	$15.40

Total Area	6,008	13%	$11.70	4,339	10%	$13.40	3,983	9%	$15.70	3,239	7%	$15.10	4,722	10%	$15.50

(1)	Expiring rents exclude straight line rent. Expiring percentages based on owned area except for the row “Total Area”, which is based on total area, and excludes the Sears Tower.

     Over the last three years, we have leased 23.1 million square feet of new and renewal space. Occupancy for the entire portfolio based on owned area was 89.0% at December 31, 2002 down from 94.3% at December 31, 2001. For 2003, we expect to lease between 6.0 and 7.0 million square feet, which will result in a year-end occupancy of between 85.0% and 87.0%.

     Tenant Diversity

     Our diversified tenant base adds to the durability of our future cash flow. The following table summarizes the breadth and diversity by industry of the approximately 2,500 tenants in the portfolio at December 31, 2002.

Industry	% Owned Area

Banking/Securities Brokers	15%
Legal Services	10%
Computers/Communications	8%
Miscellaneous Business Services	7%
Insurance/Non-Bank Financial	6%
Oil & Gas	6%
Wholesalers/Retailers	5%
Government	4%
Engineering/Architectural Services	4%
Health Services	3%

     This large tenant base and strong position in key markets allows us to take advantage of economies of scale and drive internal growth in the areas of parking, telecommunications and antennas, specialty retail leasing, signage and branding opportunities, energy and national purchasing contracts.

     Our ten largest tenants accounted for approximately 16% of our POI excluding straight-line rent adjustments for the year ended December 31, 2002. No single tenant accounted for more than 4% of our POI. The following table sets forth information concerning our ten largest tenants at December 31, 2002.

Top Ten Tenants by POI	% POI(1)	% Owned Area

Prudential Securities	4%	3%
Government Services Administration	2%	2%
Goldman Sachs	2%	1%
Bank of America	2%	2%
Continental Airlines	1%	2%
Ernst & Young	1%	1%
Bank One	1%	1%
Fried, Frank, Harris	1%	1%
Devon Energy Corporation	1%	1%
Bryan Cave LLP	1%	1%

Total Top Ten Tenants	16%	15%

(1)	Excludes straight-line rent.

     Our Top Office Properties

     The following table summarizes our top ten properties based on contribution to our POI for the year ended December 31, 2002. All of the properties in the table are 100% owned unless otherwise indicated.

Top Ten Properties by POI Contribution		% POI(1)	% Owned Area

Allen Center	Houston, TX	9%	8%
One New York Plaza	New York, NY	7%	6%
Newport Tower	Jersey City, NJ	4%	2%
The Grace Building (50%)	New York, NY	3%	2%
1411 Broadway (50%)	New York, NY	3%	1%
110 William Street	New York, NY	3%	2%
Ernst & Young Plaza	Los Angeles, CA	3%	3%
Continental Center I	Houston, TX	2%	3%
Renaissance Tower	Dallas, TX	2%	4%
Metropolitan Square	St. Louis, MO	2%	2%

Total Top Ten Properties		38%	33%

(1)	Includes straight-line rent and excludes termination fees.

     Investment in Sears Tower

     The Sears Tower, located in Chicago, Illinois, is a 110-story, 3.5 million-square-foot office building that was 90.8% occupied at December 31, 2002. Major tenants currently include Ernst & Young, Goldman Sachs, Bank of America, Merrill Lynch and Latham & Watkins. The Sears Tower and associated assets are currently held in a trust for the benefit of an affiliate of Sears, Roebuck and Co.

     On December 3, 1997, we purchased a subordinated mortgage together with an option to purchase the Sears Tower for a total of $70 million and became the residual beneficiary of the trust that holds title to the Sears Tower. In addition, we assumed responsibility for property management and leasing services.

     Our mortgage is subordinate to an existing non-recourse participating mortgage and is subject to other participating interests. The first mortgage has a principal plus accrued interest balance of $769.2 million at December 31, 2002. The first mortgage is currently serviced only to the extent of available cash flows from the building. The minimum interest payment for 2002 was $37.5 million and it increases to $51.9 million for each of 2003 and 2004. The maturity date for the first mortgage is July 2005. On or after July 2, 2005, the owner of the Sears Tower may, in connection with the retirement of the first mortgage, elect to have the Sears Tower appraised to determine the repayment amount of the participating interests of the first mortgage lender as well as all subordinate interests through an appraisal process. Based on current projected cash flows for the Sears Tower, the amount required to fully retire the first mortgage and all subordinate participating interests at maturity in July 2005 would be approximately $800 million.

     Our subordinated mortgage, which matures in July 2010, had a principal plus accrued interest balance of approximately $380.4 million at December 31, 2002, and also has participation rights on available cash flow. We have determined that our investment in the subordinated mortgage is impaired. As a result, we have recorded a loss provision to reduce our carrying value of this investment. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations – Results of Operations – Comparison on Year Ended December 31, 2002 to Year Ended December 31, 2001 – Provision for Loss on Investment”.

     The trust that holds title to the Sears Tower had a scheduled termination date of January 1, 2003. Sears did not exercise its rights to acquire title from the trust under the General Agreement dated November 7, 1994 by and among Sears, a subsidiary of Sears, the holder of the first mortgage on the Sears Tower and certain of our indirect subsidiaries, including Partner Tower, L.P., or PTLP. Although we are currently waiting for Sears and/or its subsidiary to effect the conveyance of title, we expect that the Sears Tower and the other assets of the trust will be distributed to PTLP as the residual beneficiary of the trust and we will assume the participating first mortgage, pending finalization of the documentation necessary for the transfer to occur. We will continue to earn fees funded from pre-debt service cash flows from the building for managing and leasing the Sears Tower.

Retail/Entertainment Properties

     We currently own two retail/entertainment properties:

•	Hollywood & Highland in Los Angeles, California, is a 645,000-square-foot complex. We also developed a 640-room hotel as part of the complex, which is being held in a joint venture. The complex opened on November 8, 2001. The hotel opened on December 26, 2001. The retail portion of the project was 78.8% occupied at December 31, 2002.

•	Desert Passage in Las Vegas, Nevada, a 475,000-square-foot retail/entertainment complex within the Aladdin Hotel and Casino complex, opened in August 2000. The project was 70.0% occupied at December 31, 2002.

     In the fourth quarter of 2001, we recorded an allowance for loss related to these properties of $239.4 million. This allowance for loss reflects the negative impact of the September 2001 terrorist attacks on tourism, upon which Hollywood & Highland and Desert Passage depend for a significant portion of their visitors. In addition, Desert Passage was impacted by the September 2001 filing of a Chapter 11 reorganization by the unaffiliated owners of the Aladdin Hotel and Casino, which is adjacent to Desert Passage and upon which Desert Passage further depends for a significant portion of its visitors.

     The results of operations of both projects did not meet the levels expected in 2002 and we believe the fair value of these properties has declined further. Accordingly, an additional provision for loss in the amount of $238.4 million was recorded for the year ended December 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations – Results of Operations – Comparison on Year Ended December 31, 2002 to Year Ended December 31, 2001 – Provision for Loss on real Estate”. Further, we anticipate that it will take considerably longer than originally expected to stabilize these properties and that their sale prior to the end of 2003 is unlikely. However, we still intend to follow our strategy to focus on the core U.S. office business and to divest these non-core retail/entertainment assets, as market conditions permit. Net proceeds will be redeployed into Class A office buildings in our core markets or used to repay debt or for other corporate purposes.

     In January 2003, we sold Paseo Colorado, a 565,000-square-foot, mixed-use re-development in Pasadena, California, for $113.5 million. The project opened on September 28, 2001 and was 93.3% occupied at December 31, 2002.

DESCRIPTION OF CERTAIN INDEBTEDNESS

Senior Secured Revolving Credit Facility

     We entered into a three-year, $350.0 million senior unsecured revolving credit facility with a group of banks in the fourth quarter of 2001. In the fourth quarter of 2002, we and the group of banks unanimously agreed to amend and restate the facility as a secured facility. Generally, in exchange for the receipt of collateral, the banks agreed to provide more flexible financial covenants than had been originally negotiated. For example, the banks agreed to increase the total leverage ratio to 65.0% from 60.0% in the original facility, with the exception that the total leverage ratio may reach 67.5% for one calendar quarter in 2003. The credit facility is available for our general corporate purposes, including dividends and distributions to our stockholders, subject to certain restrictions on our making any such dividends or distributions. Interest will be calculated periodically on the borrowings outstanding under the facility on a variable rate basis using a spread over LIBOR. The spread will be dependent on our total leverage. In addition, we must pay to the lenders a fee based on the unused portion of the credit facility.

     The amount of the credit facility available to be borrowed at any time, is determined by the encumbered properties that we, or our subsidiaries that guarantee the credit facility, own and that satisfy certain conditions of eligible properties. These conditions are not uncommon for credit facilities of this nature. As of December 31, 2002, the amount eligible to be borrowed was $320.0 million.

     At December 31, 2002, $90.0 million was outstanding under the facility. During 2003 we expect the outstanding balance to fluctuate. The balance will likely be reduced as a result of proceeds generated from asset sales, secured borrowings, operating cash flow and other sources of liquidity. The balance will likely also increase from time-to-time as we use funds from the facility to meet a variety of liquidity requirements.

     We are subject to covenants customary for credit facilities of this nature, including financial covenants, restrictions on other indebtedness, restriction on encumbrances of properties that we use in determining our borrowing capacity, and certain customary investment restrictions. Our financial covenants include a restriction on dividends or distributions of more than 90% of our funds from operations. If we are in default in respect of our obligations under the credit facility, dividends will be limited to the amount necessary to maintain REIT status.

TrizecHahn Office Properties Trust Commercial Mortgage Pass-Through Certificates

     In May 2001, we refinanced $1.16 billion of existing long-term debt through the private placement issuance by a special-purpose vehicle created by one of our subsidiaries of $1.44 billion of commercial mortgage pass-through certificates. As of December 31, 2002, the balance of these certificates was $1.43 billion. The certificates are backed by mortgages that secure non-recourse loans on 27 of our office properties and have maturities of five, seven and ten years. At December 31, 2002, the weighted average interest rate on this debt was 4.7%.

One New York Plaza Trust Commercial Mortgage Pass-Through Certificates

     In May 1999, we entered into a non-recourse acquisition loan in the amount of $245.9 million to fund a portion of the purchase price for One New York Plaza. The loan is secured by a first mortgage on the property, bears an interest rate of 7.3% and matures in May 2006. Subsequently, the loan was securitized through the private issuance of $245.9 million of commercial mortgage pass-through certificates. The certificates are backed by the non-recourse mortgage loan on the property. At December 31, 2002, $237.8 million was outstanding under this facility.

Desert Passage Credit Facility

     In May 1998, one of our subsidiaries entered into a loan agreement with a group of banks to finance the construction of Desert Passage. The original loan facility in the total amount of $194.0 million was amended in August 2002. At the time of the amendment, the amount of the loan was fixed at $178.0 million, we became a co-borrower of the loan and the maturity was extended until May 2005. The loan is secured by a mortgage on the property and is also guaranteed by certain of our other subsidiaries. Interest is calculated periodically on a variable rate basis using a spread over LIBOR.

Hollywood & Highland Credit Facility

     In May 1999, one of our subsidiaries entered into a loan agreement with a group of banks to finance the construction of the retail and entertainment component of the Hollywood & Highland project. The total loan facility is in the amount of $150.0 million, of which $145.5 million had been drawn as at December 31, 2002. The loan is secured by a mortgage on the property and is also guaranteed by us. Interest is calculated periodically on a variable rate basis using a spread over LIBOR. On May 10, 2002, the maturity date of this loan was extended to May 2004.

Hollywood Hotel Credit Facility

     In April 2000, one of our subsidiaries entered into a loan agreement with a group of banks to finance the construction of the Hollywood Hotel, of which we currently own 91.5%. The total loan facility is in the amount of $98.0 million, of which $93.3 million had been drawn as of December 31, 2002 ($85.3 million at our pro rata share). The loan is secured by a mortgage on the property and is also guaranteed by us. However, we are currently in the process of amending and restating this loan, which is scheduled to mature in April 2003. We will likely repay a portion of the loan to reduce the balance to $78.0 million by April 2003 and likely repay an additional $8.0 million by April 2004, so that the balance at April 2004 will be approximately $70.0 million. We expect that the amended and restated loan will mature in April 2005. Interest on the loan is calculated periodically on a variable rate basis using a spread over LIBOR.

Paseo Colorado Credit Facility

     In June 2000, one of our subsidiaries entered into a loan agreement with a group of banks to finance the construction of the Paseo Colorado development. The total loan facility was in the amount of $88.0 million, of which $74.8 million had been drawn as of December 31, 2002. The loan was secured by a mortgage on the property and was also guaranteed by us. Interest was calculated periodically on a variable rate basis using a spread over LIBOR. The loan was scheduled to mature in June 2003, but could have been extended up to September 2005 subject to meeting certain conditions. This loan was paid in full in connection with our sale of Paseo Colorado on January 15, 2003.

Mortgage Debt and Other Loans

     The following table sets forth information concerning mortgage debt and other loans as of December 31, 2002. The economic interest of our owning entity is 100% unless otherwise noted.

			Maturity	Current	Principal	Term to
		F/V(1)	Date	Rate	Balance	Maturity

(At December 31, 2002)					($ 000's)	(Years)

CMBS Transaction
Class A-1 FL		V	15-Apr-06	1.71%	$249,201	3.3
Class A-2		F	15-May-11	6.09%	74,900	8.4
Class A-3 FL		V	15-Mar-08	1.80%	236,700	5.2
Class A-3		F	15-Mar-08	6.21%	78,900	5.2
Class A-4		F	15-May-11	6.53%	240,600	8.4
Class B-1 FL		V	15-Apr-06	1.85%	46,519	3.3
Class B-3 FL		V	15-Mar-08	1.95%	43,500	5.2
Class B-3		F	15-Mar-08	6.36%	14,500	5.2
Class B-4		F	15-May-11	6.72%	47,000	8.4
Class C-3		F	15-Mar-08	6.52%	101,400	5.2
Class C-4		F	15-May-11	6.89%	45,600	8.4
Class D-3		F	15-Mar-08	6.94%	106,100	5.2
Class D-4		F	15-May-11	7.28%	40,700	8.4
Class E-3		F	15-Mar-08	7.25%	73,300	5.2
Class E-4		F	15-May-11	7.60%	32,300	8.4

	Pre-swap:			4.71%	$1,431,220	5.9
	Post-swap: (2)			5.14%	$1,431,220	5.9

		Maturity	Current	Principal	Term to
Property/Ownership	F/V(1)	Date	Rate	Balance	Maturity

(At December 31, 2002)				($ 000's)	(Years)

Renaissance Tower	F	Jan-10	4.98%	$92,000	7.0
Galleria Towers I, II and III	F	May-04	6.79%	135,730	1.4
Ernst & Young Plaza	V	Jun-04	4.17%	120,000	1.4
One New York Plaza	F	May-06	7.27%	237,768	3.3
1065 Ave. of the Americas (99%)	F	Dec-04	7.18%	37,347	1.9
Newport Tower	F	Nov-04	7.09%	105,400	1.8
2000 L Street, N.W	F	Aug-07	6.26%	56,100	4.6
Watergate Office Building	F	Feb-07	8.02%	18,434	4.1
1400 K Street, N.W	F	May-06	7.20%	21,956	3.3
Bethesda Crescent	F	Jan-08	7.10%	33,493	5.0
Bethesda Crescent	F	Jan-08	6.70%	2,775	5.0
Twinbrook Metro Plaza	F	Sep-08	6.65%	16,915	5.7
Goddard Corporate Park	F	May-09	7.00%	14,893	6.3
Two Ballston Plaza	F	Jun-08	6.91%	27,066	5.4
Rosslyn Gateway North	F	May-07	8.00%	10,820	4.3
Rosslyn Gateway South	V	Jul-07	3.39%	8,500	4.5
Sunrise Tech Park	F	Jan-06	6.75%	23,514	3.0
Bank of America Plaza (Charlotte)	F	Feb-04	7.43%	66,204	1.1
Gateway Center	F	Sep-10	8.50%	41,362	7.7
Metropolitan Square	F	Jan-08	7.05%	87,281	5.0
250 West Pratt Street	F	Apr-05	6.77%	29,444	2.3
Bank of America Plaza (Columbia)	F	Mar-05	6.90%	20,725	2.2
Esperante Office Building	F	Mar-05	6.52%	23,501	2.2
Franklin Garage	F	May-03	6.85%	26,478	0.3
One Alliance Center	V	Oct-03	3.40%	55,107	0.8
Inner Belt Drive	V	Oct-03	4.25%	17,896	0.8
151 Front Street West	V	Jul-05	4.63%	17,281	2.5
Revolving Credit Facility	V	Dec-04	3.55%	90,000	2.0
Other — Fixed	F		5.10%	20,525	7.9
Other — Variable	V		4.25%	1,338	1.5

Consolidated Office Mortgage and Other Debt			5.70%	$2,891,073	4.5

Desert Passage	V	May-05	3.56%	$178,011	2.4
Desert Passage	F	Nov-69	12.00%	16,667	66.9
Hollywood & Highland-Retail	V	May-04	3.44%	145,525	1.4
Hollywood & Highland-Other	F	Nov-06	13.59%	8,623	3.9
Hollywood & Highland-Other	F	Apr-29	0.00%	30,561	26.3
Paseo Colorado	V	Jun-03	4.13%	74,778	0.5

Consolidated Retail Mortgage and Other Debt			3.88%	$454,165	5.8

Total Consolidated Debt			5.45%	$3,345,238	4.7

Bank One Center (50%)	V	Dec-04	6.36%	$66,348	1.9
Marina Towers (50%)	F	Aug-07	7.92%	15,564	4.6
The Grace Building (50%)	F	Mar-05	7.50%	55,484	2.2
The Grace Building (50%)	V	Mar-03	4.88%	10,632	0.2
World Apparel Center (50%)	F	Mar-05	7.50%	51,217	2.2
World Apparel Center (50%)	V	Mar-03	4.88%	9,814	0.2
1460 Broadway (50%)	V	May-05	3.25%	12,475	2.4
New Center One (67%)	F	Oct-06	9.38%	10,122	3.8
New Center One (67%)	F	Aug-20	6.00%	5,067	17.7
Waterview (80%)	V	Sep-04	6.00%	14,680	1.7
Hollywood & Highland- Hotel (91.5%)	V	Apr-03	4.19%	85,311	0.3
Hollywood & Highland- Hotel (91.5%)	F	Apr-07	3.00%	4,573	4.3
Hollywood & Highland- Hotel (91.5%)	F	Nov-06	13.59%	2,375	3.9

Unconsolidated Real Estate Joint Venture Mortgage Debt			6.12%	$343,662	2.0

	Current	Principal	Term to
Total Mortgage and Other Debt(3)	Rate(2)	Balance	Maturity

		($ 000's)	(Years)

Office	5.79%	$3,142,476	4.3
Retail	3.96%	546,424	4.9

	5.52%	$3,688,900	4.4

(1)	“F” refers to fixed rate debt, “V” refers to variable rate debt.

(2)	Reflects $150 million of the 7 year floating rate tranche of the CMBS loan that has been swapped from one-month LIBOR to 6.01% fixed rate.

(3)	Includes our pro rata share of unconsolidated real estate joint ventures.

PROPERTY PORTFOLIO

Office Properties

     Operating Properties

     The following table sets forth key information as of December 31, 2002 with respect to our operating office properties. The economic interest of our owning entity is 100% unless otherwise noted. The total occupancy rates for the markets and portfolio as a whole in the table are weighted based on owned area.

		Year of		Owned
		completion/	Total area	area	Occupancy weighted
Name (Ownership)	Location	renovation	(sq. ft.)	(sq. ft.)	on owned area (2)

Core Markets
Atlanta
Interstate North Parkway	Atlanta, GA	1973/84/01	955,000	955,000	90.9%
Colony Square	Atlanta, GA	1970/73/95	837,000	837,000	87.3%
The Palisades	Atlanta, GA	1981/83/99	627,000	627,000	83.5%
Newmarket Business Park	Atlanta, GA	1979/89	617,000	617,000	87.4%
One Alliance Center	Atlanta, GA	2001	560,000	560,000	82.6%
Lakeside Centre	Atlanta, GA	1984/86	517,000	517,000	83.2%
Midtown Plaza	Atlanta, GA	1984/85	504,000	504,000	92.7%

Total — Atlanta	(7 properties)		4,617,000	4,617,000	87.1%

Chicago
Sears Tower (1)	Chicago, IL	1974	3,512,000	—	90.8%
Two North LaSalle	Chicago, IL	1979	692,000	692,000	94.8%
10 South Riverside	Chicago, IL	1965	685,000	685,000	90.1%
120 South Riverside	Chicago, IL	1967	685,000	685,000	97.0%
550 West Washington	Chicago, IL	2000	372,000	372,000	95.5%

Total — Chicago	(5 properties)		5,946,000	2,434,000	94.2%

Dallas
Renaissance Tower	Dallas, TX	1974/92	1,739,000	1,739,000	86.8%
Bank One Center (50%)	Dallas, TX	1987	1,530,000	765,000	85.9%
Galleria Towers I, II and III	Dallas, TX	1982/85/91	1,418,000	1,418,000	88.2%
Plaza of the Americas	Dallas, TX	1980	1,176,000	1,176,000	75.8%
Park Central I & II	Dallas, TX	1970/71	268,000	268,000	85.7%

Total — Dallas	(5 properties)		6,131,000	5,366,000	84.6%

Houston
Allen Center	Houston, TX	1972/78/80/95	3,184,000	3,184,000	87.8%
Cullen Center
Continental Center I	Houston, TX	1984	1,110,000	1,110,000	91.5%
Continental Center II	Houston, TX	1971	449,000	449,000	89.0%
Kellogg Brown & Root Tower (50%)	Houston, TX	1978	1,048,000	524,000	93.6%
500 Jefferson	Houston, TX	1962/83	390,000	390,000	78.0%
3700 Bay Area Blvd	Houston, TX	1986	399,000	399,000	97.2%

Total — Houston	(6 properties)		6,580,000	6,056,000	89.1%

		Year of		Owned
		completion/	Total area	area	Occupancy weighted
Name (Ownership)	Location	renovation	(sq. ft.)	(sq. ft.)	on owned area (2)

Los Angeles Area
Ernst & Young Plaza	Los Angeles, CA	1985	1,244,000	1,244,000	88.6%
Marina Towers (50%)	Los Angeles, CA	1971/76	382,000	191,000	84.3%
9800 La Cienega	Los Angeles, CA	1985	358,000	358,000	85.9%
Landmark Square	Long Beach, CA	1991	444,000	444,000	91.2%
Shoreline Square	Long Beach, CA	1988	383,000	383,000	86.4%

Total — Los Angeles Area	(5 properties)		2,811,000	2,620,000	88.1%

New York Area
One New York Plaza	New York, NY	1970/95	2,458,000	2,458,000	99.7%
The Grace Building (50%)	New York, NY	1971/2002	1,519,000	758,000	99.7%
1411 Broadway (50%)	New York, NY	1970	1,150,000	574,000	99.3%
110 William Street	New York, NY	1960/99	868,000	868,000	98.2%
1065 Ave. of the Americas (99%)	New York, NY	1958	665,000	659,000	87.1%
1460 Broadway (50%)	New York, NY	1951/2000	215,000	107,000	100.0%
Newport Tower	Jersey City, NJ	1990	1,038,000	1,038,000	97.0%

Total — New York Area	(7 properties)		7,913,000	6,462,000	97.7%

Washington, D.C. Area
2000 L Street, N.W	Washington, D.C	1968/98	385,000	385,000	96.7%
Watergate Office Building	Washington, D.C	1965/91	261,000	261,000	95.8%
1225 Connecticut, N.W	Washington, D.C	1968/94	224,000	224,000	100.0%
1400 K Street, N.W	Washington, D.C	1982/2002	189,000	189,000	100.0%
1250 Connecticut, N.W	Washington, D.C	1964/96	172,000	172,000	93.7%
1250 23rd Street, N.W	Washington, D.C	1990	116,000	116,000	100.0%
2401 Pennsylvania	Washington, D.C	1991	77,000	77,000	84.0%

Washington, D.C	(7 properties)		1,424,000	1,424,000	96.7%

Bethesda Crescent	Bethesda, MD	1987	269,000	269,000	96.9%
Twinbrook Metro Plaza	Rockville, MD	1986	165,000	165,000	99.7%
Silver Spring Metro Plaza	Silver Spring, MD	1986	687,000	687,000	87.0%
Silver Spring Centre	Silver Spring, MD	1987	216,000	216,000	97.3%
Goddard Corporate Park (3)	Lanham, MD	1993	203,000	203,000	66.9%

Suburban Maryland	(5 properties)		1,540,000	1,540,000	88.9%

Beaumeade Corporate Park	Washington, D.C	1990/98/2000	460,000	460,000	100.0%
Rosslyn Gateway (4)	Arlington, VA	1970	253,000	253,000	93.2%
Two Ballston Plaza	Arlington, VA	1988	223,000	223,000	91.0%
1550 Wilson Boulevard	Arlington, VA	1983	134,000	134,000	98.8%
1560 Wilson Boulevard	Arlington, VA	1987	128,000	128,000	98.3%
Reston Unisys	Reston, VA	1980	238,000	238,000	100.0%
One Reston Place	Reston, VA	2000	184,000	184,000	0.0%
Sunrise Tech Park	Reston, VA	1983/85	312,000	312,000	98.5%

Northern Virginia	(8 properties)		1,932,000	1,932,000	88.1%

Total — Washington, D.C. Area	(20 properties)		4,896,000	4,896,000	90.9%

Secondary Markets

Charlotte
Bank of America Plaza	Charlotte, NC	1974	891,000	891,000	99.8%
First Citizens Plaza	Charlotte, NC	1985	475,000	475,000	97.2%

Total — Charlotte	(2 properties)		1,366,000	1,366,000	98.9%

Minneapolis
Northstar Center	Minneapolis, MN	1916/62/86	813,000	813,000	66.1%
Minnesota Center	Minneapolis, MN	1987	289,000	289,000	87.0%

Total — Minneapolis	(2 properties)		1,102,000	1,102,000	71.6%

		Year of		Owned
		completion/	Total area	area	Occupancy weighted
Name (Ownership)	Location	renovation	(sq. ft.)	(sq. ft.)	on owned area (2)

Pittsburgh
Gateway Center	Pittsburgh, PA	1952/60	1,468,000	1,468,000	84.4%

St. Louis
Metropolitan Square	St. Louis, MO	1989	1,041,000	1,041,000	88.2%
St. Louis Place	St. Louis, MO	1983	337,000	337,000	86.2%

Total — St. Louis	(2 properties)		1,378,000	1,378,000	87.7%

Other
New Center One (67%) (5)	Detroit, MI	1983	496,000	331,000	78.3%
250 West Pratt Street	Baltimore, MD	1986	362,000	362,000	86.4%
Bank of America Plaza	Columbia, SC	1989	302,000	302,000	92.8%
1441 Main Street	Columbia, SC	1988	264,000	264,000	95.1%
1333 Main Street	Columbia, SC	1983	217,000	217,000	81.3%
Borden Building	Columbus, OH	1974	569,000	569,000	75.1%
Clark Tower	Memphis, TN	1973/97	648,000	648,000	84.1%
Capital Center II & III	Sacramento, CA	1984/85	529,000	529,000	71.6%
Williams Center I & II	Tulsa, OK	1982/83	770,000	770,000	83.3%
Esperante Office Building	West Palm Beach, FL	1989	247,000	247,000	88.9%

Total — Other	(10 properties)		4,404,000	4,239,000	82.4%

Total	(72 properties)		48,612,000	42,004,000	89.0%

(1)	We hold a subordinated mortgage and option to purchase the property, and we are the residual beneficiary of the trust that owns the property. In addition, we have responsibility for property management and leasing services. Accordingly, the property is excluded from operating statistics other than aggregate square footage calculations.

(2)	Occupancy as shown is weighted on owned area and excludes the Sears Tower.

(3)	This property was sold on February 25, 2003.

(4)	This property was sold on March 14, 2003.

(5)	This property was sold on February 25, 2003.

     Other Properties

     The following table sets forth key information as of December 31, 2002 with respect to our other properties. The economic interest of our owning entity is 100%.

				Owned
		Year of completion/	Total area	area
Name (Ownership)	Location	renovation	(sq. ft.)	(sq. ft.)	Occupancy

151 Front Street	Toronto, ON	1954/2000	272,000	272,000	70.0%
Desert Passage	Las Vegas, NV	2000	475,000	475,000	70.0%
Paseo Colorado (1)	Pasadena, CA	2001	565,000	410,000	93.3%

Hollywood & Highland
Retail	Los Angeles, CA	2001	645,000	645,000	78.8%
Hotel (91.5%)	Los Angeles, CA	2001	600,000	546,000	n/a

			1,245,000	1,191,000

(1)	Includes 155,000 square feet owned directly by department store anchor. This property was sold on January 15, 2003.

Item 3.     Legal Proceedings

     We are contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims that arise from time to time. While we cannot predict with certainty the final outcome with respect to pending claims and litigation, in our opinion any liability that may arise from such contingencies would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of our security holders during the fiscal quarter ended December 31, 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Our Common Stock

     Our common stock began regular trading on the New York Stock Exchange under the symbol “TRZ” on May 8, 2002, the effective date of the corporate reorganization. Prior to that time, there was no public market for our common stock. As of March 19, 2003, there were approximately 350 holders of record of our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the New York Stock Exchange for the periods indicated:

Quarterly Period Ended:	High	Low

June 30, 2002 (commencing May 8, 2002)	$17.29	$16.04
September 30, 2002	16.81	10.60
December 31, 2002	11.35	8.60

Dividend Policy

     Prior to the effective date of the corporate reorganization, we were an indirect, substantially wholly-owned subsidiary of a larger corporation, TrizecHahn Corporation. In the first quarter of 2002, TrizecHahn Corporation shareholders received a dividend of $0.0875 per share. Following the corporate reorganization, we made quarterly dividend distributions of $0.0875 per share in each of last three quarters of 2002. Commencing in the first quarter of 2003 and thereafter, we intend to make distributions to the holders of our common stock and special voting stock in an amount that is at least equal to the minimum amount required to maintain REIT status each year through regular quarterly dividends. We are required to distribute at least 90% of our net taxable income each year, excluding capital gains, to our stockholders in order to retain REIT status.

Use of Proceeds

     On May 8, 2002, we commenced an offering of up to 8,700,000 shares of our common stock that holders of our warrants may acquire upon exercise thereof. The warrants were issued in connection with the corporate reorganization to (1) certain holders of then outstanding TrizecHahn Corporation stock options in replacement of such options and (2) TrizecHahn Office Properties Ltd., an indirect, wholly owned subsidiary of Trizec Canada, in an amount sufficient to allow TrizecHahn Office Properties Ltd. to purchase one share of our common stock for each Trizec Canada stock option granted in the corporate reorganization.

     The shares of common stock to be sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-11 (Registration No. 333-84878) that was declared effective by the Securities and Exchange Commission on May 2, 2002. The shares of common stock are being offered on a continuing basis pursuant to Rule 415 under the Securities Act. We have not engaged an underwriter for the offering and the aggregate price of the offering amount registered is $143,115,000.

     During the period from May 8, 2002 to December 31, 2002, 59,400 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.

     During the period from May 8, 2002 to December 31, 2002, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.

     None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

Item 6.     Selected Financial Data

     The following financial data are derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

     As described in Note 1 to our consolidated financial statements, the financial statements include, on a consolidated and combined consolidated basis, the U.S. assets of TrizecHahn Corporation, substantially all of which are owned and operated by Trizec Properties, Inc. and Trizec R & E Holdings, Inc. (“TREHI”). On March 14, 2002, TREHI was contributed to Trizec Properties. Prior to this, TREHI was an indirect wholly-owned subsidiary of TrizecHahn. Accordingly, the organization presented in the financial statements was not a legal entity for all periods presented.

	For the years ended December 31

	2002	2001	2000	1999	1998

	(in millions)
Operating Data:
Revenues:
Rental, parking and other	$938.4	$893.2	$850.1	$781.5	$505.4

Total revenues	947.1	908.8	858.5	788.6	517.9

Expenses:
Operating and property taxes	(427.8)	(371.1)	(347.8)	(326.2)	(215.0)
General and administrative	(44.9)	(25.9)	(18.4)	(16.7)	(9.0)
Interest	(192.7)	(148.8)	(260.4)	(229.6)	(155.4)
Depreciation and amortization	(171.1)	(157.0)	(150.3)	(129.8)	(68.9)
Stock option grant expense and reorganization costs	(2.0)	(15.9)	(6.7)	(5.0)	—
Derivative losses	(0.2)	(0.5)	—	—	—
Provision for loss on real estate and investments	(260.2)	(273.5)	(3.7)	—	—

Total expenses	(1,098.9)	(992.7)	(787.3)	(707.3)	(448.3)

(Loss) income before income taxes, minority interest, (loss) income from unconsolidated real estate joint ventures, recovery on insurance claim, discontinued operations, gain (loss) on disposition of real estate, extraordinary items and cumulative effect of a change in accounting principle	(151.8)	(83.9)	71.2	81.3	69.6
(Provision) benefit from income and other corporate taxes	(4.9)	(13.8)	252.8	(22.8)	(248.4)
Minority interest	1.7	0.4	0.6	1.5	1.1
(Loss) income from unconsolidated real estate joint ventures including provision for loss on investment ($58.9, $46.9, $0, $0, $0)	(47.6)	(33.9)	19.4	16.2	40.6
Recovery on insurance claim	3.5	—	—	—	—

(Loss) income from continuing operations	(199.1)	(131.2)	344.0	76.2	(137.1)
Income from discontinued operations including gains on disposition	8.2	3.4	3.6	3.5	4.4
Gain (loss) on disposition of real estate	3.0	(2.1)	36.9	(41.4)	535.0
Loss on early debt retirement and effect of a change in accounting principle	—	(22.6)	(1.5)	—	—

Net (loss) income	(187.9)	(152.5)	383.0	38.3	402.3
Dividends paid to special voting shareholders	(0.9)	—	—	—	—

Net (loss) income available to common shareholders	$(188.8)	$(152.5)	$383.0	$38.3	$402.3

	For the years ended December 31

	2002	2001	2000	1999	1998

		Proforma (1)

Net (loss) income available to common shareholders per share
Basic	$(1.26)	(1.02)	2.56	0.26	2.68
Diluted	$(1.26)	(1.02)	2.53	0.25	2.66
Net (loss) income from continuing operations available to common shareholders per share
Basic	(1.32)	(0.89)	2.54	0.23	2.66
Diluted	(1.32)	(0.89)	2.52	0.23	2.63
Weighted average shares outstanding
Basic	149,477,187	149,849,246	149,849,246	149,849,246	149,849,246
Diluted	149,477,187	149,849,246	151,365,979	151,365,979	151,365,979

	For the years ended December 31

	2002	2001	2000	1999	1998

	(in millions)
Balance Sheet Data (at end of period):
Real estate, net of accumulated depreciation	$4,823.7	$4,960.4	$4,578.8	$4,734.4	$4,051.8
Cash and cash equivalents	62.3	297.4	70.2	80.4	78.6
Investment in unconsolidated real estate joint ventures	220.6	289.2	384.0	342.0	305.1
Total assets	5,579.3	6,096.4	5,564.0	5,541.3	5,017.4
Mortgage debt and other loans	3,345.2	3,017.8	2,326.9	2,587.2	2,257.7
Total liabilities	3,701.0	3,661.1	2,917.2	4,011.4	3,149.5
Shareholders’ equity	1,878.3	2,435.4	2,646.8	1,529.9	1,867.9

Cash Flow Information:
Cash provided by (used for) operating activities	$211.7	$462.9	$113.1	$490.7	$(186.0)
Cash provided by (used for) investing activities	(15.9)	(597.0)	(52.7)	(873.2)	(992.3)
Cash provided by (used for) financing activities	(430.9)	361.3	(70.6)	384.3	1,184.0

Other Data:
Number of office properties	72	76	77	89	87
Net rentable square feet of office properties (in millions)	48.6	48.9	49.8	52.0	48.0
Occupancy of office properties weighted on owned area	89.0%	94.3%	94.2%	91.4%	90.4%
Office property operating income (2)(6)	$474.4	$499.9	$495.5	$450.9	$253.9

Office property operating income including pro rata joint venture share and discontinued operations (3)(6)	$535.8	$564.5	$558.4	$513.1	$310.9

Funds from operations (4)(6)	$307.6	$360.5	$250.3	$242.1	$198.4
Dividends per share (5)	$0.26	$—	$—	$—	$—

(1)	Prior to the corporate reorganization, Trizec Properties was an indirect wholly-owned subsidiary of TrizecHahn. Accordingly, share and per share information for periods prior to the corporate reorganization have been presented based on the number of shares and the dilutive impact of options and warrants outstanding on May 8, 2002, the date our Common Stock commenced regular trading. This share and per share information is referred to as proforma.

(2)	Office property operating income is defined as total rental revenue including tenant recoveries plus parking, fee and other income, less operating expenses and property taxes of our office portfolio. Office property operating income is presented because this data is used by some investors to evaluate the performance of, and to determine the estimated fair market value of, our office property portfolio. We consider office property operating income to be an indicative measure of our operating performance due to the significance of our office property portfolio to our overall results, and because this data can be used to evaluate our ability to effectively manage our portfolio. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP. In addition, our definition and calculation of office property operating income may not be comparable to similarly titled measures reported by other companies. General and administrative, interest, tax, depreciation and amortization expenses, which are not reflected in the presentation of office property operating income, have been, and will be, incurred by us. Investors are cautioned that these excluded items are significant components in understanding and assessing our financial performance.

(3)	Office property operating income including pro rata joint venture share and discontinued operations is defined as total rental revenue including tenant recoveries plus parking, fee and other income, less operating expenses and property taxes, plus our pro rata share of property net operating income from unconsolidated real estate joint ventures and properties designated as held for disposition pursuant to Statement of Financial Accounting Standards No. 144. Office property operating income including our pro rata joint venture share and discontinued operations is presented because this data is used by some investors to evaluate the performance of, and to determine the estimated fair market value of our office property portfolio. We consider office property operating income including pro rata joint venture share and discontinued operations to be an indicative measure of our operating performance due to the significance of our office property portfolio to our overall results, and because this data can be used to evaluate our ability to effectively manage our portfolio. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP. In addition, our definition and calculation of office property operating income including pro rata joint venture share and discontinued operations may not be comparable to similarly titled measures reported by other companies. General and administrative, interest, tax, depreciation and amortization expenses, which are not reflected in the presentation of office property operating income including pro rata joint venture share and discontinued operations, have been, and will be incurred by us. Investors are cautioned that these excluded items are significant components in understanding and assessing our financial performance.

(4)	We believe that funds from operations, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, is an appropriate measure of performance for an equity REIT. The White Paper on Funds from Operations, approved by NAREIT in April 2002, defines funds from operations as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute funds from operations as loss (income) before income taxes, minority interest, loss (income) from unconsolidated real estate joint ventures, discontinued operations, gain (loss) on disposition of real estate, extraordinary items and cumulative impact of a change in accounting policy (computed in accordance with GAAP) adjusted for unconsolidated real estate joint ventures and discontinued operations, real estate related depreciation and amortization and current operating taxes, in accordance with the standards established by NAREIT. In addition, we eliminate the effects of provision for loss on real estate and provision for and loss on investments because they are not representative of our real estate operations. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our computation of funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently from the way we interpret it. Funds from operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

(5)	Subsequent to the corporate reorganization, we declared and paid three quarterly dividends of $0.0875 per common share. Information regarding periods prior to the corporate reorganization has not been provided as the dividends were paid to our parent company.

(6)	The following table reflects the calculation of funds from operations; office property operating income including pro rata joint ventures share and discontinued operations; and office property operating income:

	For the years ended December 31

	2002	2001	2000	1999	1998

	(in millions)
(Loss) income before income taxes, minority interest, (loss) income from unconsolidated real estate joint ventures, recovery on insurance claim, discontinued operations, gain (loss) on disposition of real estate, extraordinary items and cumulative effect of a change in accounting principle	$(151.8)	$(83.9)	$71.2	$81.3	$69.6
Add/(deduct):
Provision for loss on real estate and investments	260.2	258.0	3.7	—	—
Income from unconsolidated real estate joint ventures	(47.6)	(33.9)	19.4	16.2	40.6
Provision for loss on unconsolidated real estate joint ventures	58.9	46.9	—	—	—
Income from discontinued operations	3.2	3.4	3.6	3.5	4.4
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	190.5	174.9	161.8	142.3	85.8
Current operating taxes	(4.9)	(4.9)	(9.4)	(1.2)	(2.0)
Dividends paid to special voting shareholders	(0.9)	—	—	—	—

Funds from operations	307.6	360.5	250.3	242.1	198.4
Add/(deduct):
Interest income including share of unconsolidated real estate joint ventures	(9.3)	(17.2)	(12.0)	(9.6)	(20.1)
General and administrative expense	44.9	25.9	18.4	16.7	9.0
Interest expense including share of unconsolidated real estate joint ventures	219.0	180.5	295.4	262.3	222.5
Reorganization costs and stock option grant expense	2.0	15.9	6.7	5.0	—
Loss from securities investments and derivatives	0.2	15.9	—	—	—
Non real estate related depreciation and amortization including share of unconsolidated real estate joint ventures	2.7	3.1	3.4	2.5	4.6
Current operating taxes	4.9	4.9	9.4	1.2	2.0
Dividends paid to special voting shareholders	0.9	—	—	—	—
Retail portfolio property operating income including share of unconsolidated real estate joint ventures	(37.1)	(25.0)	(13.2)	(7.1)	(105.5)

Office property operating income including pro rata joint venture share and discontinued operations	535.8	564.5	558.4	513.1	310.9
Add/(deduct):
Share of unconsolidated real estate joint ventures office property operating income	(50.7)	(53.3)	(50.2)	(49.7)	(45.5)
Discontinued operations	(10.7)	(11.3)	(12.7)	(12.5)	(11.5)

Office property operating income	$474.4	$499.9	$495.5	$450.9	$253.9

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In Item 7, the terms “we”, “us”, “our” and “our company” refer to the combined operations of all of the former U.S. holdings of our former parent company, TrizecHahn Corporation (currently an indirect, wholly-owned subsidiary of Trizec Canada), substantially all of which are owned and operated by Trizec Properties, Inc., Trizec R & E Holdings, Inc. (formerly known as TrizecHahn Developments Inc.) and their respective consolidated subsidiaries. On March 14, 2002, Trizec R & E Holdings, Inc. was contributed to Trizec Properties, Inc.

     The following discussion should be read in conjunction with “Forward-Looking Statements” and the combined consolidated financial statements and the notes thereto that appear elsewhere in this Form 10-K.

Overview

     We are one of the largest fully integrated and self-managed, publicly traded real estate investment trusts, or REITs, in the United States. We are principally engaged in owning and managing office properties in the United States. At December 31, 2002, we had total assets of $5.6 billion and owned interests in or managed 72 office properties containing approximately 49 million square feet, with our pro rata ownership interest totaling approximately 42 million square feet. Our office properties are concentrated in seven core markets in the United States located in the following major metropolitan areas: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C.

     At the end of 2000, we decided to be taxed as a REIT for U.S. federal income tax purposes commencing in 2001. As a REIT, we generally will not be subject to U.S. federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.

     During the year ended December 31, 2002, the following key transactions were completed:

•	TrizecHahn Corporation’s corporate reorganization which made us a U.S.-based publicly traded REIT;

•	Our sale of non-core assets including five office properties, two technology properties and various other residual assets;

•	Our acquisition of the remaining 75% interest we did not own in Ernst & Young Plaza in Los Angeles, acquisition of 151 Front Street in Toronto and acquisition of remaining air rights on two Chicago properties;

•	Our acquisition and sale of an investment in Chelsfield plc.; and

•	Our completion of property financings of $189 million and amendment of our $350 million credit facility as a secured facility with more flexible financial covenants than had been originally negotiated.

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

     Critical accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. We believe the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed description of these and other accounting policies, see Note 2 in the notes to our consolidated financial statements included in this Form 10-K.

     Real Estate — Held for the Long Term

     We evaluate the recoverability of our real estate assets held for the long term and record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows of the property are less than the carrying amount. A significant, sustained decline in operating results for a particular property could be an indicator of impairment and therefore require a charge to income in the future.

     Real Estate — Held for Disposition

     With respect to real estate assets classified as held for disposition, the determination of such classification is based on our intention and ability to sell these properties within a stated timeframe. Real estate assets held for disposition are carried at the lower of their carrying values or estimated fair value less costs to sell. Estimated fair value is determined based on management’s estimates of amounts that would be realized if the property were offered for sale in the ordinary course of business assuming a reasonable sales period and under normal market conditions. Fair values are determined using valuation techniques including third party appraisals when considered appropriate in the circumstances. Estimates of value include assumptions concerning future property cash flows, disposal dates and expected purchaser risk adjusted rates of return requirements. Different assumptions could result in significantly higher or lower estimates of fair value than those determined by management. In addition, changes in future market conditions could result in ultimate sale proceeds varying significantly from those assumed by management, resulting in future gains or losses being recorded.

     Investments in Unconsolidated Joint Ventures

     We account for our investments in unconsolidated joint ventures using the equity method of accounting, as we exercise significant influence over, but do not control these entities. These investments are recorded initially at cost, as investments in unconsolidated real estate joint ventures, and are subsequently adjusted for equity in earnings and cash contributions and distributions. The joint venture agreements may designate different percentage allocations among the venturers for income and losses; however, our recognition of joint venture income or loss generally follows the distribution priorities. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the respective lives of the underlying assets, as applicable. Under the equity method of accounting, the net equity investment is reflected on our consolidated balance sheets, and our share of net income or loss from the joint ventures is included on our consolidated statements of operations.

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

     We review, on a regular basis but not less than annually, or when events or circumstances occur, our mortgages receivable for impairment. Impairment is recognized when the carrying values of the mortgages receivable will not be recovered either as a result of the inability of the underlying assets’ performance to meet the contractual debt service terms of the underlying debt or the fair values of the collateral assets being insufficient to cover the obligations and encumbrances, including the carrying values of the mortgages receivable, in a sale between unrelated parties in the normal course of business. When a mortgage is considered impaired, an impairment charge is measured based on the present value of the expected future cash flows discounted at the effective rate of the mortgage or if the cash flows cannot be predicted with reasonable reliability, then the impaired mortgage is valued at the fair value of the underlying collateral. These estimates of future cash flow and fair values could vary and result in a significantly different assessment of impairment.

     Deferred Charges

     We capitalize a portion of our internal costs related to our leasing activities. These costs generally include compensation and related costs. The portion capitalized is based on an estimate of time spent on successful leasing efforts.

     Revenue Recognition

     Estimates are used to establish amounts receivable from tenants for such things as common area maintenance, real estate taxes and other cost recoveries. In addition, an estimate is made with respect to our provision for allowance for doubtful accounts receivable. The allowance for doubtful accounts reflects our estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if our tenants’ financial condition deteriorates as a result of operating difficulties, additional changes to the allowance may be required.

     Fair Value of Financial Instruments

     We are required to determine quarterly the fair value of our mortgage debt and unsecured notes. We are also required quarterly to adjust the carrying value of interest rate swaps and caps, as well as the underlying hedged liability, to its fair value. In determining the fair value of these financial instruments, we use third party quotations and internally developed models that are based on current market conditions. For example, in determining the fair value of our mortgage debt and unsecured notes, we discount the spread between the future contractual interest payments and the projected future interest payments based on a current market rate. In determining the current market rate, we add a market spread to the quoted yields on federal government debt securities with similar maturity dates to our own debt. The market spread estimate is based on our historical experience in obtaining either secured or unsecured financing and also is affected by current market conditions. In determining the fair value of interest rate swaps and caps, we rely on third party quotations to adjust the value of these instruments, as well as the hedged liability, to its fair value. Because our valuations of our financial instruments are based on these types of estimates, the fair value of our financial instruments may change if our estimates do not turn out to be accurate.

     Income Taxes

     Historically, prior to electing REIT status, as part of the process of preparing our consolidated financial statements we estimated our income tax expense and required liabilities. This process required us to estimate our tax expense taking into consideration our tax planning strategies. We used our judgment to determine our estimated tax liability, and ultimate liabilities for income taxes could be different from the amounts recorded.

Results of Operations

     The following discussion is based on our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000.

     The consolidated financial statements present TrizecHahn Corporation’s former U.S. holdings, which are now owned and operated by us. Prior to the corporate reorganization, we, along with our subsidiary Trizec R & E Holding Inc., or TREHI, (formerly known as TrizecHahn Developments Inc., which became our subsidiary on March 14, 2002), were TrizecHahn Corporation’s two primary U.S. operating and development companies. The combined entities and their subsidiaries were under the common control of TrizecHahn Corporation, or TrizecHahn, and have been presented utilizing the historical cost basis of TrizecHahn Corporation. For additional information about the corporate reorganization, see “Part I — Item 1. Business” in this Form 10-K.

     We have had acquisition, disposition and development activity in our property portfolio in the periods presented. The table that follows is a summary of our acquisition and disposition activity from January 1, 2000 to December 31, 2002 and reflects our total portfolio at December 31, 2002. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint ventures or managed properties.

	U. S. Office			Other

			Pro rata			Pro rata
Properties as of:	Properties	Total Sq.Ft.	Owned Sq.Ft.	Properties	Total Sq.Ft.	Owned Sq.Ft.

	(in thousands)				(in thousands)
December 31, 1999	89	51,983	43,725	1	363	363
Acquisitions	—	—	—	—	—	—
Dispositions	(12)	(3,058)	(3,058)	(1)	(363)	(363)
Additional space placed on stream	1	678	678	1	475	475
Reclassified to held for development	(1)	(245)	(196)	—	—	—
Re-measurements	—	473	367	—	—	—

December 31, 2000	77	49,831	41,516	1	475	475
Acquisitions	3	818	818	—	—	—
Dispositions	(4)	(1,937)	(1,161)	—	—	—
Additional space placed on-stream	—	150	150	3	1,810	1,601

December 31, 2001	76	48,862	41,323	4	2,285	2,076
Dispositions	(5)	(946)	(946)	—	—	—
Acquisitions	—	—	—	1	272	272
Acquisition of joint venture interest	—	—	933	—	—	—
Additional space placed on-stream	1	560	560	—	—	—
Re-measurements	—	136	134	—	—	—

December 31, 2002	72	48,612	42,004	5	2,557	2,348

     As a result of our acquisition, disposition and development activity, the financial information presented shows significant changes in revenues and expenses from year to year; therefore, we do not believe our year to year financial data in isolation are necessarily comparable. Accordingly, the analysis that follows focuses on changes resulting from properties that we owned for the entire time during both years being analyzed, which we refer to as our “comparable portfolio,” in addition to the changes attributable to our total portfolio.

     In the financial information that follows, property revenues include rental revenue, recoveries from tenants for certain expenses, fee income and parking and other revenue. Property operating expenses include property operating expenses and property taxes and exclude depreciation and amortization expense. Property operating income is defined as property revenues less property operating expenses, before general and administrative expense, depreciation and amortization, interest expense and income taxes.

     Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the years ended
	December 31
			Increase/	%
	2002	2001	(Decrease)	Change

	(dollars in thousands)
Property revenues	$938,443	$893,181	$45,262	5.1%
Interest income	8,679	15,626	(6,947)	(44.5)%

Total revenues	947,122	908,807	38,315	4.2%

Property operating expenses	427,849	371,164	56,685	15.3%
General and administrative	44,935	25,854	19,081	73.8%
Interest expense	192,660	148,821	43,839	29.5%
Depreciation and amortization	171,083	157,059	14,024	8.9%
Stock option grant expense	5,214	—	5,214	—
Reorganization costs	(3,260)	15,922	(19,182)	(120.5)%
Derivative losses	180	456	(276)	(60.5)%
Provision for loss on real estate	199,455	258,091	(58,636)	(22.7)%
Provision for and loss on investments	60,784	15,371	45,413	295.4%

Total expenses	1,098,900	992,738	106,162	10.7%

Loss before income taxes, minority interest, loss from unconsolidated real estate joint ventures, recovery on insurance claim, discontinued operations, gain (loss) on disposition of real estate, extraordinary items and cumulative effect of a change in accounting principle	(151,778)	(83,931)	(67,847)	(80.8)%
Provision for income and other corporate taxes	(4,896)	(13,795)	8,899	64.5%
Minority interest	1,766	433	1,333	307.9%
Loss from unconsolidated real estate joint ventures including provision for loss on investment ($58,880 and $46,900)	(47,631)	(33,948)	(13,683)	(40.3)%
Recovery on insurance claim	3,480	—	3,480	—

Loss from continuing operations	(199,059)	(131,241)	(67,818)	(51.7)%
Discontinued operations
Income from discontinued operations	3,212	3,400	(188)	(5.5)%
Gain on disposition of discontinued real estate	4,934	—	4,934	—
Gain (loss) on disposition of real estate	2,996	(2,053)	5,049	245.9%

Loss before extraordinary items and cumulative effect of a change in accounting principle	(187,917)	(129,894)	(58,023)	(44.7)%
Loss on early debt retirement	—	(17,966)	17,966	—
Cumulative effect of a change in accounting principle	—	(4,631)	4,631	—

Net loss	(187,917)	(152,491)	(35,426)	(23.2)%
Dividends paid to special voting shareholders	(866)	—	(866)	—

Net loss available to common shareholders	$(188,783)	$(152,491)	$(36,292)	(23.8)%

Straight line revenue	$35,099	$20,888	$14,211	68.0%

Lease termination fees	$8,041	$21,697	$(13,656)	(62.9)%

     The table below presents selected operating information for our total portfolio (excluding joint ventures and discontinued operations) and for our comparable portfolio of 59 office properties, which we owned both at December 31, 2002 and 2001, and in each case for the full year.

	For the years ended
	December 31
			Increase/	%
	2002	2001	(Decrease)	Change

	(dollars in thousands)
Total Portfolio
Office
Property revenues	$847,709	$854,246	$(6,537)	(0.8)%
Property operating expenses	373,306	354,336	18,970	5.4%

Property operating income	$474,403	$499,910	$(25,507)	(5.1)%

Retail/Entertainment
Property revenues	$90,734	$38,935	$51,799	133.0%
Property operating expenses	54,543	16,828	37,715	224.1%

Property operating income	$36,191	$22,107	$14,084	63.7%

Comparable Portfolio
Office
Property revenues	$784,700	$824,519	$(39,819)	(4.8)%
Property operating expenses	347,577	342,113	5,464	1.6%

Property operating income	$437,123	$482,406	$(45,283)	(9.4)%

     U.S. macroeconomic conditions directly affect the employment levels of office workers and the demand for office space, which affects our operating performance.

     In early 2003, economic indicators have continued to generate uncertainty about the national economy. Overall, the economic indicators currently suggest that the U.S. economy is not yet recovering. According to economy.com, an independent provider of economic, financial and industry research, the possibility of a recession remains. The economy’s difficulties are evident across the nation and solid growth is occurring in only a few economic hubs across the country.

     General conditions for the U.S. office market remained difficult during the fourth quarter of 2002. According to Cushman and Wakefield, the overall national central business district, or CBD, vacancy rates increased from 14.4% at September 30, 2002 to 14.8% at December 31, 2002, although leasing activity did advance from 151 million square feet through the end of the third quarter of 2002 to 208 million square feet for the year. National leasing activity for 2001 totaled 218 million square feet. National sublease availabilities appear to have leveled out at approximately 123 million square feet for both the third and fourth quarters of 2002.

     Significant drivers in the demand for office space have historically been employment trends and job growth. In New York, employment levels at December 2002 were 0.8% lower than in December 2001. However, this market experienced month-over-month job growth from October through December 2002 resulting in a 1.5% increase for the fourth quarter of 2002. Month-over-month employment levels in Chicago were flat in October and declined by 0.1% and 0.5% in the last two months of 2002, respectively. Employment levels at December 2002 were 1.4% lower than December 2001. Atlanta’s employment levels in December 2002 were 1.1% lower than in December 2001; however, month-to-month employment levels increased throughout the fourth quarter of 2002. In Dallas, employment levels in December 2002 were down only 0.3% compared with December 2001 and grew slightly month-to-month during the fourth quarter of 2002. Houston employment levels at December 2002 increased by 0.2% over December 2001 and also experienced month-over-month employment increases throughout the fourth quarter of 2002. Washington D.C. had a 1.1% decrease in employment in 2002 versus the prior year and had relatively flat employment numbers for the fourth quarter of 2002. In Los Angeles, employment growth levels of 0.4% were lower in December 2002 compared to December 2001, but the fourth quarter of 2002 saw a cumulative 0.8% growth in employment.

     Overall, leases comprising 13% of the square footage of our office portfolio are scheduled to expire in 2003. Chicago and New York have the least exposure to lease expirations with 5% and 6%, respectively, of the square footage in each city subject to lease expirations in 2003. Houston with 20% expiring, and Dallas with 14% expiring, are our core markets where the percentage of square footage subject to lease expirations in 2003 exceeds our portfolio average of 13%.

     The trend in overall vacancies has continued upwards during 2002. This trend, combined with the sublet space inventory, has increased downward pressure on rental rates and upward pressure on leasing costs and concessions.

     In an environment of stagnant or deteriorating economic conditions, it is normal to experience increased rental delinquencies and tenant failures. We monitor the financial strength of our key tenants and, therefore, their ability to pay and the likelihood that they will continue to pay, through a watch list process applied at the local, regional and corporate property management levels. This monitoring process is designed to help us identify significant credit risks. At the end of 2002, we were closely monitoring tenants with leases representing approximately 3% of the leaseable area of our office portfolio and 3% of our annual gross rent.

     As a result of the continuing threat of terrorism, terrorism insurance covering the full replacement value of each of our properties is currently unavailable on commercially reasonable terms. Our current terrorism coverage carries an aggregate limit of $250 million on a portfolio-wide basis, excluding the Sears Tower, which carries its own separate limit of $250 million. Since such limits may be, and with respect to Sears Tower is, less than the value of affected properties, terrorist acts could result in damage to our properties in excess of this limit, which could result in significant losses to our company due to the loss of revenues from the impacted property and the capital we would have to invest in that property. Any such circumstance could have a material adverse effect on our financial condition and results of operations.

     In addition, we have increased the level of security at some of our properties in response to the terrorist attacks. We expect to be able to pass on a significant portion of these costs related to increased security to tenants through increased rents.

     On December 3, 2001, a group of Enron Corporation companies filed for Chapter 11 reorganization. Enron was our fourth largest tenant, contributing 2% of 2001 POI and occupying 793,000 square feet, primarily at the Allen Center in Houston, Texas. As of January 31, 2002, Enron terminated all its leased space at the average in-place net rent of approximately $9.30 per square foot. At December 31, 2002, approximately 446,000 feet of this space had been leased and occupied at an average net rent of approximately $14 per square foot.

     Our management believes our portfolio is well positioned to continue to perform through these more uncertain economic times due to its diversified tenant and geographic asset base, primarily located in strong CBD markets in the United States.

     Property Operating Income — Property Revenue Less Property Operating Expense

     The $45.3 million total increase in property revenues in 2002 over 2001 is the result of completion of all retail development properties by the end of 2001, the acquisition of office properties and the partial lease-up of One Alliance Center in Atlanta, Georgia in 2002, partially offset by dispositions and lower average occupancy as a result of some significant lease terminations. These terminations include Enron, as noted above; a tenant occupying all 184,000 square feet at One Reston Place in Reston, Virginia that terminated in December 2001; and, a tenant occupying 484,000 square feet at the Galleria Towers in Dallas, Texas that terminated in October 2001.

     For our total portfolio of 72 office properties for the year ended December 31, 2002, we leased 6.9 million square feet (6.5 million square feet on a pro rata basis) and occupancy decreased to 89.0% compared to 94.3% at December 31, 2001, primarily due to the lease terminations noted above. We achieved a $0.87 per square foot ($0.69 per square foot on a pro rata basis) increase in net rental rates on new and renewal leasing, reflecting the impact of space rolling over at properties with in-place rents below current market levels.

     For the comparable portfolio of 66 office properties including our joint ventures and discontinued operations, occupancy decreased from 94.3% at December 31, 2001 to 89.0% at December 31, 2002. The average monthly occupancy for these 66 properties was 89.7% for the year ended December 31, 2002 compared with 93.1% for the year ended December 31, 2001.

     For our 100% owned comparable portfolio of 57 office properties, which excludes joint ventures and discontinued operations, property revenue decreased $39.8 million or 4.8%. Excluding termination fees from both periods, property revenue decreased $24.8 million or 3.1%.

     The acquisition of three Class A office buildings (550 West Washington in Chicago, 1225 Connecticut in Washington, D.C. and Two Ballston in Arlington, Virginia) during the second quarter of 2001 and the acquisition of the remaining 75% of Ernst & Young Plaza in Los Angeles, California that we did not already own and 151 Front Street in Toronto, Ontario during the second quarter of 2002 increased property revenue by $34.3 million for the year ended December 31, 2002 compared to 2001. In addition, current year revenue benefited by $9.4 million from the partial lease-up of One Alliance Center in Atlanta, Georgia, which was completed in October 2001.

     We disposed of five properties during the year ended December 31, 2002 and four properties during 2001, which decreased revenues by $10.4 million.

     Included in the above property revenue analysis are lease termination fees. Lease termination fees are an element of ongoing real estate ownership, and for the year ended December 31, 2002, we recorded $6.6 million of termination fees for our office portfolio compared to $21.2 million for the same period in the prior year.

     Retail/entertainment property revenue increased $51.8 million and retail property operating expenses increased by $37.7 million due to the completion of all three retail/entertainment projects and our gaining control of the Desert Passage retail/entertainment joint venture project on March 31, 2001 and, as of April 1, 2001, consolidating 100% of its operating results. Previously, as a jointly controlled partnership, 65% of the operating results from Desert Passage were included in income from unconsolidated real estate joint ventures. The retail/entertainment component of Hollywood & Highland in Los Angeles opened on November 8, 2001. The hotel component opened at the end of December 2001. Paseo Colorado opened on September 28, 2001.

     Office property operating expenses, which include real estate taxes, utilities, repairs and maintenance, cleaning and other property-related expenses and exclude depreciation and amortization expense, increased by $19.0 million due to the portfolio composition changes described above. For our comparable portfolio, operating expenses increased $5.5 million due to higher property taxes, increased security costs and higher bad debt expense partially offset by lower utility expense. Excluding the impact on revenues of lease termination fees, our comparable office portfolio gross margin decreased to 55.4% for the year ended December 31, 2002 from 57.4% for the year ended December 31, 2001, reflecting our lower average occupancy.

     Interest Income

     The $6.9 million decrease in interest income for the year ended December 31, 2002 compared with the prior year period was primarily due to lower cash balances and lower interest rates.

     General and Administrative Expense

     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

     General and administrative expense increased by $19.1 million for the year ended December 31, 2002, compared with the prior year period. Separation costs associated with the departure of our former chief executive officer and other senior management accounted for approximately $9.2 million of this increase. The remainder of the increase is due primarily to additional senior management costs and increased internal and external public company corporate compliance costs as a result of our becoming a publicly traded REIT.

     Interest Expense

     Interest expense increased by $43.8 million for the year ended December 31, 2002, compared with the prior year. Cessation of interest capitalization for the three retail/entertainment development properties and One Alliance Center, which were completed in late 2001, increased interest expense by $30.4 million. The impact of office acquisitions and the consolidation of Desert Passage resulted in an increase of $9.0 million. The draws outstanding during the year on our $350 million revolving line of credit, which was primarily used to fund distributions in connection with the corporate reorganization, added $8.9 million of interest expense. Incremental borrowings, including the issuance of commercial mortgage backed securities in May 2001, and additional financing of retail and development office projects increased interest expense by $13.3 million. Average variable rates decreased by 227 basis points compared to the prior year, which resulted in a decrease of $17.8 million.

     Depreciation and Amortization

     For the year ended December 31, 2002, depreciation expense was $14.0 million higher than in the prior year. The acquisition of three office properties, the increase in ownership of the Ernst & Young Plaza, the completion of office and retail development properties, the increase in tenant improvements and the write off of unamortized tenant improvement costs for Enron and other early lease terminations increased depreciation expense. This increase was partially offset by dispositions in 2002 and 2001.

     Stock Option Grant Expense

     During the year ended December 31, 2002, we recorded stock option grant expense of $5.2 million, including $1.4 million of accelerated expense for employees separated during the year. This non-cash cost relates to the intrinsic value at the date of grant of stock options granted upon the completion of the corporate reorganization. These options were granted on identical financial terms to the TrizecHahn Corporation options, which they replaced.

     Reorganization Costs

     During the year ended December 31, 2001, we recorded as reorganization costs a charge of $15.9 million to provide for employee severance, benefits and other costs associated with implementing the reorganization plan. As a result of the completion of the reorganization and centralization, during the fourth quarter of 2002, we reviewed the remaining liability based on future estimated expenditures and, accordingly, have reduced our accrual for anticipated expenditures by $3.3 million.

     Provision for Loss on Real Estate

     Hollywood and Highland and Desert Passage depend on tourism for a significant portion of their visitors. The September 11, 2001 terrorist attacks and the continuing threat of terrorism impact the levels of visitors at both projects. Further, the unaffiliated owner of the Aladdin Hotel and Casino, which adjoins Desert Passage, filed for Chapter 11 reorganization in September 2001 and continues to operate while under the supervision of the bankruptcy court.

     Due to these circumstances, we commissioned third-party appraisals of our retail/entertainment properties in the fourth quarter of 2001. These appraisals indicated a decline in the fair value of these assets and, accordingly, for the year ended December 31, 2001, we recorded a provision for loss of $192.5 million to reduce the carrying value of these assets. Of this amount, $170.1 million relates to the Hollywood and Highland retail project and $22.4 million relates to Desert Passage and certain remnant retail assets.

     The results of operations of both projects did not meet the levels expected in 2002 and we believe the fair value of these properties has declined further. Accordingly, an additional provision for loss in the amount of $199.5 million, consisting of $142.5 million for Hollywood and Highland retail and $57.0 million for Desert Passage, was recorded in the quarter ended September 30, 2002, based on internal valuations. Further, we anticipate that it will take considerably longer than originally expected to stabilize these properties. We plan to hold both of these projects until we determine that we can realize an acceptable level of value upon disposition. As a result,

Hollywood & Highland retail and Desert Passage were reclassified from properties held for disposition to properties held for the long term at September 30, 2002.

     The provision for losses for both years related to the hotel component of Hollywood and Highland have been recorded in loss from unconsolidated real estate joint ventures.

     During 2001, we also provided for the loss on our technology centers and for two U.S. office assets held for sale, for which we recorded a loss of $65.6 million.

     Provision for and Loss on Investments

     We determined that our investment in the second mortgage receivable collateralized by the Sears Tower was impaired. We estimated that the fair value of the Sears Tower was insufficient to cover encumbrances senior to our position and the entire carrying value of the investment. Accordingly, a loss provision of $48.3 million was recorded in 2002 to reduce the carrying value to its estimated fair value of $23.6 million. On December 5, 2002, we sold our interest in Chelsfield plc for $76.6 million and recognized a net loss of $12.7 million.

     Provision for Income and Other Corporate Taxes

     Income and other taxes for the current year includes franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes decreased by $8.9 million for the year ended December 31, 2002, compared with the prior year, principally because Trizec R & E Holdings, Inc. was subject to federal income taxes prior to its inclusion in Trizec Properties.

     Minority Interest

     We recorded minority interest income of $1.8 million for the year ended December 31, 2002 due to the decline in redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units. During the prior year we recorded income of $0.4 million.

     Loss from Unconsolidated Real Estate Joint Ventures

     Loss from unconsolidated real estate joint ventures increased $13.7 million, primarily due to the $38.8 million provision for loss on our investment in the Hollywood and Highland hotel project and a provision for loss on investment in New Center One in Detroit, Michigan, of $20.1 million, which had been designated by the joint venture as held for disposition and whose fair value less selling costs was less than carrying value, partially offset by the provision for loss in 2001 for the Hollywood and Highland hotel of $46.9 million. Income before the provision for losses on these joint venture interests declined $1.7 million primarily due to Desert Passage being consolidated commencing April 1, 2001, Ernst & Young Plaza being consolidated commencing June 4, 2002 and a net loss on operations at the Hollywood & Highland hotel.

     Recovery on Insurance Claim

     Beginning in late 2001 and during 2002, we have been replacing a chiller at One New York Plaza in New York that was damaged in 2001, and we expect total remediation and improvement costs will be approximately $19.0 million. To date, we have spent approximately $16.2 million. We anticipate a partial recovery from insurance proceeds, of which $3.8 million was received in 2002.

     Discontinued Operations

     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain (loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued Operations” for both periods presented. Income from properties classified as discontinued operations decreased by $0.2 million primarily due to the dispositions of three office properties in

2002 for which we recorded a gain of $14.7 million, offset by lower interest expense as property-specific loans were paid off in 2001. The gain on sale of properties was offset by a $9.8 million provision for loss on a property held for disposition whose fair value less selling costs was less than carrying value.

     Gain (Loss) on Disposition of Real Estate

     During the year ended December 31, 2002, we sold two office properties, two technology centers, refusal rights and some residual lands which resulted in a net gain of $3.0 million. During 2001, we disposed of four office properties and some residual land for a net loss of $2.1 million.

     Loss on Early Debt Retirement

     During the year ended December 31, 2002, we had no losses on early debt retirement. During the prior year, we recorded a cost of $18.0 million related to the retirement of $1.2 billion of debt which was funded by the issuance of approximately $1.4 billion in commercial mortgage backed securities. Of this cost, $4.2 million relates to the write off of the unamortized deferred finance costs.

     Cumulative Effect of Change in Accounting Principle

     As a consequence of implementing SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” in the year ended December 31, 2001 we wrote off deferred financing charges of $0.3 million and reclassified an unrealized $4.4 million loss related to certain telecommunication securities from accumulated other comprehensive loss, a component of equity, to cumulative effect of a change in accounting principle.

     Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

     The following is a table comparing our summarized operating results for the periods, including other selected information. Certain amounts have been reclassified, including the effects for adoption of SFAS No. 144, to conform to the 2002 presentation.

	For the years ended
	December 31
			Increase/	%
	2001	2000	(Decrease)	Change

	(dollars in thousands)
Property revenues	$893,181	$850,066	$43,115	5.1%
Interest income	15,626	8,431	7,195	85.3%

Total revenues	908,807	858,497	50,310	5.9%

Property operating expenses	371,164	347,851	23,313	6.7%
General and administrative	25,854	18,429	7,425	40.3%
Interest expense	148,821	260,381	(111,560)	(42.8)%
Depreciation and amortization	157,059	150,280	6,779	4.5%
Reorganization costs	15,922	6,680	9,242	138.4%
Derivative losses	456	—	456	—
Provision for loss on real estate	258,091	3,677	254,414	6,919.1%
Provision for loss on investments	15,371	—	15,371	—

Total expenses	992,738	787,298	205,440	26.1%

(Loss) income before income taxes, minority interest, (loss) income from unconsolidated real estate joint ventures, discontinued operations, gain (loss) on disposition of real estate, extraordinary item and cumulative effect of a change in accounting principle	(83,931)	71,199	(155,130)	(217.9)%
(Provision) benefit from income and other corporate taxes	(13,795)	252,840	(266,635)	(105.5)%
Minority interest	433	580	(147)	(25.3)%
(Loss) income from unconsolidated real estate joint ventures	(33,948)	19,417	(53,365)	(274.8)%

(Loss) income from continuing operations	(131,241)	344,036	(475,277)	(138.1)%
Income from discontinued operations	3,400	3,589	(189)	(5.3)%
(Loss) gain on disposition of real estate	(2,053)	36,862	(38,915)	(105.6)%

(Loss) income before extraordinary items and cumulative effect of a change in accounting policy	(129,894)	384,487	(514,381)	(133.8)%
Loss on early debt retirement	(17,966)	(1,491)	(16,475)	(1,105.0)%
Cumulative effect of a change in accounting principle	(4,631)	—	(4,631)	—

Net (loss) income	$(152,491)	$382,996	$(535,487)	(139.8)%

Straight line revenue	$20,888	$25,534	$(4,646)	(18.2)%

Lease termination fees	$21,697	$5,336	$16,361	306.6%

     The table below presents selected operating information for our total portfolio and for our comparable portfolio of 71 office properties, which we owned both at December 31, 2001 and 2000, and in each case for the full year.

	For the years ended
	December 31
			Increase/	%
	2001	2000	(Decrease)	Change

	(dollars in thousands)
Total Portfolio
Office
Property revenues	$854,246	$838,068	$16,178	1.9%
Property operating expenses	354,336	342,527	11,809	3.4%

Property operating income	$499,910	$495,541	$4,369	0.9%

Retail
Property revenues	$38,935	$11,998	$26,937	224.5%
Property operating expenses	16,828	5,324	11,504	216.1%

Property operating income	$22,107	$6,674	$15,433	231.2%

Comparable Portfolio
Office
Property revenues	$793,210	$748,585	$44,625	6.0%
Property operating expenses	346,771	327,451	19,320	5.9%

Property operating income	$446,439	$421,134	$25,305	6.0%

     During 2001, the U.S. economy continued to show weakness. According to Cushman and Wakefield, the national CBD vacancy rate was 12.0% at December 31, 2001 up from 7.1% at year-end 2000. The overall national suburban vacancy rate was 17.0% at year-end 2001, its highest level in seven years.

     During the course of the year, the office space demand profile continued to weaken as the manufacturing and high-tech sector slowdown spread throughout the economy across all industries. Furthermore, the September 2001 terrorist attacks in New York and Washington, D.C. and related circumstances have created additional economic uncertainty and have reduced management’s expectations about the level of near-term growth. With substantial amounts of sublease space being returned to office markets in 2001, many of the top CBD markets have moved toward a condition where supply meets or exceeds demand for office space.

     On December 3, 2001, a group of Enron Corporation companies filed for Chapter 11 reorganization. Enron was our fourth largest tenant, contributing 2% of POI and occupying 793,000 square feet, primarily at the Allen Center in Houston, Texas. At December 31, 2001, Enron’s average in-place net rent was approximately $9.30 per square foot, while estimated market rents for the space were approximately $14 to $15 per square foot.

     Property Operating Income — Property Revenue Less Property Operating Expense

     The $43.1 million total increase in property revenues for the comparable period is the result of improved performance in the core market office properties, a higher level of termination fees and the part year impact of acquisitions and on-stream development properties, offset by the impact of the disposition of 16 office properties.

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

     For the comparable portfolio of 71 properties, occupancy decreased from 94.4% to 94.1% and rental rates increased in key markets such as the Washington D.C. area, New York and Chicago. The average monthly occupancy for these 71 properties was 92.6% compared to 91.8% in 2000. For our 100% owned comparable portfolio of 58 properties, excluding discontinued operations, property revenue increased $44.6 million or 6.0%. Excluding termination fees from both periods, property revenue increased $28.7 million or 3.9%.

     The acquisition of three Class A office buildings during the second quarter of 2001 increased property revenue by $16.8 million. The buildings are located in core markets and were acquired for a purchase price of $182.1 million as a tax efficient re-investment of proceeds from non-core asset dispositions. 550 West Washington in Chicago with 372,000 square feet is 96% occupied. Its average lease term is 8.3 years with no expirations in the first four years, and 4% expiring in the fifth year. 1225 Connecticut in Washington D.C. with 224,000 square feet is 99.8% occupied by Ernst & Young under a lease expiring in mid-2007. Two Ballston in Arlington, Virginia with 222,000 square feet is 100% occupied with an average lease term of 3.9 years.

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

     During the period, as planned we sold four non-core office properties. These sales, combined with 12 properties sold in the second half of 2000, reduced property rental revenue by $62.5 million for the year 2001.

     Included in the above property revenue analysis are lease termination fees. Lease termination fees are an element of ongoing real estate ownership, and for the year ended December 31, 2001, we recorded $21.2 million of termination fees for our office properties (2000 — $5.3 million), which is included in parking and other revenue. These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their leases. In 2001, a $9.4 million fee received from a tenant which leased all 184,000 square feet at One Reston Place in Reston, Virginia was recorded. In addition, a $4.2 million fee received from a tenant at Galleria Towers in Dallas was also recorded.

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

     Property operating expenses, which include real estate taxes, utilities, repairs and maintenance, cleaning and other property related expenses and exclude depreciation and amortization expense, increased due to the portfolio composition changes described above. Excluding the impact on revenues of lease termination fees, our comparable office portfolio gross margin decreased to 55.1% from 55.9% on a year-over-year basis. For our comparable portfolio, operating expenses increased due to a higher level of bad debt expense, an increase in property taxes due to higher assessments and increases in utilities, mainly electricity expense.

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

     Based on TrizecHahn Corporation’s strategic plan, we targeted general and administrative expense savings to be derived from our focus on the office portfolio and from both functional and office location consolidations. As a result of a comprehensive review of our operations for this purpose, we initiated a reorganization plan to simplify our management structure and centralize accounting, payroll and information services functions in Chicago. The reorganization plan will result in a net reduction of approximately 85 office employees by the end of 2002 in these areas. During 2001, we recorded as reorganization costs a charge of $13.9 million, to provide for employee severance, benefits and other costs associated with announced job redundancies as a result of implementing the reorganization plan. Included in the reorganization charge are $2.2 million of non-cash costs, which include $1.2 million for the accelerated recognition of a portion of the entitlements pursuant to the escrowed share grant arrangement for certain U.S. employees and $1.0 million for the write-off of furniture, fixtures and leasehold costs at redundant locations.

     In addition, in 2001, for REIT qualification purposes, we issued and donated 400 shares of common stock to each of 100 charitable organizations. The aggregate 40,000 shares of common stock have been estimated by management to have a fair value of approximately $2.0 million, and such amount has been recorded as a donation expense and included in reorganization costs.

     General and administrative expenses increased by approximately $7.4 million for the year ended December 31, 2001 compared with the prior year period, due primarily to the $3.2 million impact of share-based compensation arrangements, which were introduced in late 2000, and increased professional fees. General and administrative expenses for the year ended December 31, 2001 also included $2.0 million of transition costs associated with implementing the reorganization plan. These costs were incurred for relocation, hiring and consulting services in connection with executing the plan.

     Interest Expense

     Interest expense decreased by $111.6 million for the year ended December 31, 2001 compared with the same prior year period primarily due to the $86.2 million impact of $750 million of interest bearing parent advances, which were settled for the issuance of equity in December 2000. In addition, interest expense savings of $15.7 million from the disposition of non-core properties was partially offset by the $12.0 million impact of acquisitions and on-stream developments. The refinancing in May 2001, in which a special-purpose vehicle created by one of our subsidiaries issued $1.44 billion of commercial mortgage pass-through certificates, the proceeds of which were used to repay $1.16 billion of existing loans, generated $1.6 million of interest expense on the incremental refinancing proceeds. Interest expense also benefited from incremental interest capitalization of $8.8 million on equity invested in the retail/entertainment projects under development and the $14.5 million impact of a more favorable variable interest rate environment.

     Depreciation and Amortization

     For the year ended December 31, 2001, depreciation expense was $6.8 million higher than in the same prior year period due to the impact of acquisitions, on-stream properties and increased depreciation and amortization expense related to ongoing capitalized tenant installation costs, including amortization of deferred leasing costs, offset by the impact of dispositions.

     Provision for Loss on Real Estate

     Hollywood & Highland in Los Angeles, California, and Desert Passage in Las Vegas, Nevada, depend on tourism for a significant portion of their visitors. The September 2001 terrorist attacks significantly impacted the levels of tourism in Los Angeles and Las Vegas. In addition, the unaffiliated owners of the Aladdin Hotel and Casino, which adjoins Desert Passage, filed for a Chapter 11 reorganization on September 28, 2001, negatively impacting the number of visitors at Desert Passage. During the fourth quarter of 2001, we commissioned third-party appraisals of our retail/entertainment properties. These appraisals indicated a decline in the fair value of these assets and accordingly, for the year ended December 31, 2001, we recorded an allowance for loss of $192.5 million to reduce the carrying value of these assets. Of this amount, $170.1 million relates to the Hollywood & Highland retail, and $22.4 million relates to Desert Passage and certain remnant retail assets. In addition, a $46.9 million provision related to the hotel component was reflected in (loss) income from unconsolidated real estate joint ventures.

     We acquired three technology center development properties in Seattle, Boston and Chicago, in late 2000. During 2001, we explored alternatives other than developing these properties as technology centers. After considering these alternatives, we decided to dispose of these properties in the near term in an orderly manner. As a result, we recorded an allowance for loss of $62.9 million. In addition, an allowance for loss of $2.7 million was recorded related to the planned sale of two non-core U.S. office assets. The five properties were reclassified as properties held for disposition.

     Provision for Loss on Investments

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

     (Provision) Benefit from Income and Other Corporate Taxes

     The year over year change in income tax expense of $266.6 million is primarily attributable to the fact that Trizec Properties determined to elect REIT status effective as of January 1, 2001. Accordingly, during 2001 we did not provide for federal income taxes in the United States related to our office properties operations. In 2000, as we were not a REIT, our effective tax rate was 39.45%. At December 31, 2000, as we would not be liable for U.S. income taxes, we recorded a credit to income of $311.7 million representing the reduction of a net deferred tax liability position relating to future years.

     TrizecHahn Developments Inc., or THDI, was outside the Trizec Properties group at December 31, 2001, but as part of the reorganization of TrizecHahn Corporation it was contributed to Trizec Properties and, accordingly, THDI no longer provides for federal income taxes. For the year ended December 31, 2001, we recorded a $1.6 million expense to eliminate a net deferred tax liability position.

     Included in income and other taxes are franchise, capital and alternative minimum taxes related to ongoing real estate operations. These current operating taxes for the year ended December 31, 2001 were $4.9 million compared with $9.4 million in 2000.

     (Loss) Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures decreased $53.4 million primarily due to the $46.9 million provision for loss on our Hollywood and Highland hotel project and to the impact of interest expense attributable to the Desert Passage retail/entertainment project. As previously noted, the Desert Passage project came on-stream in August 2000 and was accounted for as a joint venture until March 31, 2001.

     Gain (Loss) on Disposition of Real Estate

     During 2001, we recorded a net loss of $2.1 million related to the sale of four non-core office properties and residual land sites. The prior year gain of $36.9 million related primarily to the sale of 12 non-core office properties.

     Loss on Early Debt Retirement

     On May 17, 2001, we retired early $1.16 billion of existing long-term debt, which we funded through the issuance by a special-purpose vehicle created by one of our subsidiaries of $1.4 billion of commercial mortgage pass-through certificates. As a consequence of these early retirements, we recorded an extraordinary loss of $18.0 million, consisting of contractual redemption premiums of $13.8 million and the write-off of unamortized deferred financing costs of $4.2 million.

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

     We expect to meet our liquidity requirements over the next twelve months for scheduled debt maturities, normal recurring expenses, tax obligations and distributions required to maintain REIT status through cash flows from operations, the refinancing of mortgage debt and our current cash and credit availability. Our net cash flow from operations is dependent upon the occupancy level of our properties, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from operations.

     We expect to meet our liquidity requirement for periods beyond twelve months for scheduled debt maturities, potential future acquisitions and developments, major renovations, ground lease payments or purchases, expansions and other non-recurring capital expenditures through cash flows from operations, availability under our credit facility, the incurrence of secured debt, asset sales, entering into joint ventures or partnerships with equity providers, issuing equity securities or a combination of these methods.

     We entered into a three-year, $350 million senior unsecured revolving credit facility with a group of banks in the fourth quarter of 2001. During the third quarter of 2002, while we believed we were in compliance with the financial covenants contained in the credit facility, we obtained from the lenders a temporary modification of the financial covenants and began active discussions to permanently modify these covenants and certain other terms. In the fourth quarter of 2002, we amended and restated the credit facility. The group of banks unanimously agreed to amend and restate the facility as a secured facility. Generally, in exchange for the receipt of collateral, the banks agreed to provide more flexible financial covenants than had been originally negotiated. The credit facility is available for our general corporate purposes, including dividends and distributions to our stockholders, subject to certain restrictions on our making any such dividends or distributions. Interest will be calculated periodically on the borrowings outstanding under the facility on a variable rate basis using a spread over LIBOR. The spread will be dependent on our total leverage. In addition, we must pay to the lenders a fee based on the unused portion of the credit facility.

     The amount of the credit facility available to be borrowed at any time is determined by the encumbered properties that we, or our subsidiaries that guarantee the credit facility, own and that satisfy certain conditions of eligible properties. These conditions are not uncommon for credit facilities of this nature. As of December 31, 2002, the amount eligible to be borrowed was $320.0 million. At December 31, 2002, $90.0 million was outstanding under the facility. During 2003 we expect the outstanding balance to fluctuate. The balance will likely be reduced as a result of proceeds generated from asset sales, secured borrowings, operating cash flow and other sources of liquidity. The balance will likely also increase from time to time as we use funds from the facility to meet a variety of liquidity requirements.

     Under our credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restriction on encumbrances of properties that we use in determining our borrowing capacity, and certain customary investment restrictions. The financial covenants include the requirement for our total leverage ratio not to exceed 65%, with the exception that the total leverage ratio may reach 67.5% for one calendar quarter in 2003; the requirement for our interest coverage ratio to be greater than 2.0 times; and the requirement for our net worth to be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations. If we are in default in respect of our obligations under the credit facility, dividends will be limited to the amount necessary to maintain REIT status.

     For REIT qualification purposes and to provide sufficient funding required by TrizecHahn Corporation to complete the corporate reorganization, during the period from January 1, 2002 to May 6, 2002, we made net distributions to TrizecHahn Corporation of $530 million after deducting repayment of advances due from our parent and affiliates. These distributions and repayments were funded from a combination of $240 million cash on hand and borrowings under our revolving credit facility. In addition, in connection with the corporate reorganization, during the year ended December 31, 2002, advances due to our parent and affiliates in respect of Trizec R & E Holdings, Inc. in the amount of approximately $237 million were settled in exchange for newly-issued shares when Trizec R & E Holdings, Inc. was contributed back to us.

     Since the completion of the corporate reorganization, we made three quarterly dividend distributions of $0.0875 per share to the holders of our common stock on June 28, 2002, September 30, 2002 and December 30, 2002. Commencing in 2003 and thereafter, we intend to make distributions to the holders of our common stock and special voting stock at least equal to the minimum amount required to maintain REIT status each year through regular quarterly dividends.

     After dividend distributions, our remaining cash from operations will not be sufficient to allow us to retire all of our debt as it comes due. Accordingly, we will be required to refinance maturing debt or repay it utilizing proceeds from property dispositions or the issuance of equity securities. Our ability to refinance maturing debt will be dependent on our financial position, the cash flow from our properties, the value of our properties, liquidity in the debt markets and general economic and real estate market conditions. There can be no assurance that such refinancing or proceeds will be available or be available on economical terms when necessary in the future.

     At December 31, 2002, we had $62.3 million in cash and cash equivalents as compared to $297.4 million at December 31, 2001. The decrease is a result of the following cash flows:

	For the years ended December 31

	2002	2001	2000

	(dollars in thousands)
Cash provided by operating activities	$211,661	$462,948	$113,121
Cash used in investing activities	(15,918)	(596,988)	(52,724)
Cash (used in)/provided by financing activities	(430,924)	361,279	(70,554)

	$(235,181)	$227,239	$(10,157)

Operating Activities

     Cash provided by operating activities was $211.7 million for 2002 compared to $462.9 million for 2001, and $113.1 million for 2000. The decrease from 2001 to 2002 was primarily the result of decreased property operating income combined with increased interest expense and general and administrative costs, the change in escrows and restricted cash, and timing differences in other working capital items. Similarly, the increase in operating cash flow from 2000 to 2001 was the result of increased property operating income, decreased interest expense and changes in escrows and restricted cash. In 2002, we funded $18.6 million into escrow and restricted cash accounts primarily due to the consolidation of the Ernst and Young Plaza. During 2001, we received the benefit of a release in escrow and restricted cash of $99.4 million, which had been put into escrow during 2000 and which we used primarily to fund the three office property acquisitions through a like-kind exchange. In 2002, we used $49.3 million of cash related to prepaid expense and other assets and accounts payable, accrued liabilities and other liabilities as compared to $20.3 million provided in 2001 and $74.2 million in 2000. The differences are primarily related to the timing of payments for property tax, insurance, reorganization and restructuring charges and expenditures that will be recovered from tenants in future periods.

Investing Activities

     Net cash used for investing activities reflects the ongoing impact of expenditures on recurring and non-recurring tenant installation costs, capital expenditures and the impact of acquisitions, developments and dispositions. During the year ended December 31, 2002, we used $15.9 million of cash in our investing activities as compared to $597.0 million in 2001 and $52.7 million in 2000. As described below, this reduction in the use of cash for investing activities relates primarily to a decrease in acquisition costs and lower levels of development activities.

     Tenant Installation Costs

     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. As noted above, overall market conditions in 2002 reflected an increase in vacancies over the prior year. This increase, combined with sublet space inventory in our major markets, has increased the downward pressure on rental rates and the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total portfolio, including our share of such costs incurred by non-consolidated joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents the pro rata owned share of square feet leased.

	For the years ended December 31

	2002	2001	2000

	(in millions, except per square foot amounts)
Square feet leased
- new leasing	3.5	4.5	4.8
- renewal leasing	3.0	2.7	2.8
Tenant installation costs	$90.0	$106.4	$88.0
Tenant installation costs per square foot	$17.75	$14.80	$11.60
Tenant allowance costs per square foot	$13.73	$9.40	$6.60

     For the twelve months ended December 31, 2002, of the $90.0 million office tenant installation costs, approximately $26.7 million or $8.90 per square foot (2001 — $15.1 million or $5.60 per square foot; 2000 — $16 million or $6.00 per square foot) was incurred to renew existing tenants.

     Capital Expenditures

     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the year ended December 31, 2002, capital expenditures for the total office portfolio, including our share of such expenditures incurred by non-consolidated joint ventures, was $35.9 million, (2001 — $30.3 million; 2000 — $53.3 million). Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as code-required enhancements and major upgrades to common areas and lobbies. Furthermore, as part of our office acquisitions, we have routinely acquired and repositioned properties in their respective markets, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration at the time of acquisition when negotiating our purchase price.

     Reconciliation to Combined Consolidated Statements of Cash Flows

     The above information includes tenant installation costs granted, including leasing costs, and capital expenditures for the total portfolio, including our share of such costs granted by non-consolidated joint ventures, for leases that commenced during the periods presented. The amounts included in our consolidated statements of cash flows represent the actual cash spent during the periods, excluding our share of such costs and expenditures incurred by non-consolidated joint ventures. The reconciliation between the above amounts and our consolidated statements of cash flows is as follows:

	For the years ended December 31

	2002	2001	2000

	(dollars in thousands)
Tenant installation costs, including leasing costs	$90,000	$106,438	$87,983

Capital expenditures	35,976	30,345	53,272
Pro rata joint venture activity	(14,988)	(22,419)	(16,430)
Timing differences	(3,345)	8,266	3,159
Retail activity	1,892	6,024	1,465

Total tenant improvements, leasing costs and capital expenditures per combined consolidated statement of cash flows	$109,535	$128,654	$129,449

     Developments

     Development expenditures were incurred during the three years presented primarily on our retail/entertainment properties, as described below, and for the completion of One Alliance Center. The latter project, located in the Buckhead sub-market of Atlanta, Georgia, opened in early October 2001. This $100 million, 560,000 square foot building is the first phase of a four-building complex and is currently 83% occupied. In addition, development expenditures reflect completion during 2000 of Beaumeade Corporate Park in Washington, D.C., One Reston Place in Reston, Virginia and 3100 North Parkway in Marietta, Georgia.

     Retail/Entertainment Properties

     The following table sets forth key information as of December 31, 2002 with respect to the retail/entertainment properties that we recently developed. Our economic interest is 100% unless otherwise noted. Pro rata book values shown in the table are the written down carrying values at our economic share. Our economic ownership interest for the Hollywood & Highland hotel at December 31, 2002 was 91.5%, reflecting our minority partner’s conversion of $5 million of equity into debt on September 26, 2002.

			Total		Pro rata Book Value
Project Name			Area	Owned Area	Dec. 31, 2002	Occupancy Dec. 31,
(Ownership)	Location	Date of Completion	(sq. ft.)	(sq. ft.)	($ mil.)	2002

Desert Passage	Las Vegas, NV	Aug. 2000	475,000	475,000	$205.7	70.0%

Paseo Colorado	Pasadena, CA	Sept. 2001	565,000	410,000	87.9	93.3%

Hollywood & Highland
Retail	Los Angeles, CA	Nov. 2001	645,000	645,000	118.9	78.8%
Hotel (91.5%)	Los Angeles, CA	Dec. 2001	600,000	546,000	75.2	n/a

			1,245,000	1,191,000	194.1

			2,285,000	2,076,000	$487.7

     Hollywood & Highland and Desert Passage depend on tourism for a significant portion of their visitors. The September 11, 2001 terrorist attacks and the continuing threat of terrorism impact the levels of visitors at both projects. Further, the unaffiliated owners of the Aladdin Hotel and Casino, which adjoins Desert Passage, filed for Chapter 11 reorganization in September 2001 and continues to operate while under the supervision of the bankruptcy court. Appraisals indicated that the value of these properties and other residual land had declined as of December 31, 2001. Accordingly we recorded an allowance for loss in the amount of $239.4 million in the fourth quarter of 2001 to reduce the carrying value of these properties.

     The results of operations of both projects have not met the levels expected in 2002 and we believe the fair value of these properties has declined further. Accordingly, an additional provision for loss in the amount of $238.4 million, consisting of $181.4 million for Hollywood & Highland (including the hotel) and $57.0 million for Desert Passage, was recorded in the quarter ended September 30, 2002, based on internal valuations. Further, we anticipate that it will take considerably longer than originally expected to stabilize these properties. We plan to hold both of these projects until we determine that we can realize an acceptable level of value upon disposition As a result, both properties were reclassified from properties held for disposition to properties held for the long term as of September 30, 2002.

     Dispositions

     In 2002, we sold five office properties, two technology centers, refusal rights and remnant lands generating net proceeds of $149.0 million and $140.1 million after debt repayment. In 2001, we sold four office properties and a land site which generated net proceeds, after debt repayment, of $110.2 million. In 2000, we sold twelve properties which generated net proceeds, after debt repayment, of $205.2 million.

     Subsequent to the end of 2002, we sold Paseo Colorado in Pasadena, California for $113.5 million, Goddard Corporate Park in Lanham, Maryland for $18.3 million, New Center One in Detroit, Michigan for $7.5 million and Rosslyn Gateway in Arlington, Virginia for $54.5 million.

     Acquisitions

     On April 19, 2002, in connection with the corporate reorganization, TrizecHahn Corporation contributed its investment in Chelsfield plc, a UK real estate company whose shares are listed on the London Stock Exchange, to us at TrizecHahn Corporation’s value of approximately $89 million. We owned approximately 19.5 million or 6.9% of the outstanding ordinary shares of Chelsfield plc. In consideration for the ordinary shares of Chelsfield plc we received, we issued 49,330 shares of our Class C Convertible Preferred Stock to TrizecHahn Corporation at a value of approximately $54 million and TrizecHahn Corporation retired a $35 million non-interest bearing advance from

us. On December 5, 2002, we sold our investment in Chelsfield plc for approximately $76.6 million and realized a loss of approximately $12.7 million.

     On April 12, 2002, TrizecHahn Corporation transferred its interest in 151 Front Street in Toronto, Ontario, to us for approximately $29.6 million in cash. We have recorded the property at approximately $29.1 million, which is TrizecHahn Corporation’s historical cost basis. Consistent with TrizecHahn Corporation’s classification at December 31, 2001, we have classified 151 Front Street as held for disposition.

     TrizecHahn Corporation had investments in private equity and venture capital funds managed by Borealis Capital Corporation and in Borealis Capital Corporation, which we collectively refer to as Borealis. On April 30, 2002, TrizecHahn Corporation contributed its investment in Borealis to us in exchange for 3,909 shares of our Class C Convertible Preferred Stock valued at approximately $4.3 million. During the year, we received approximately $3.7 million related to the disposition of a portion of our interest in Borealis.

     On June 4, 2002, we acquired the remaining 75% interest in Ernst & Young Plaza in Los Angeles for an aggregate of $115.1 million of which, after the assumption of debt and other net liabilities, we paid $35.9 million. Additionally, we acquired the remaining ground leases related to two of our Chicago office properties for $7.2 million, of which $4.0 million was financed by new debt. During 2001, we acquired three office properties within our core markets and partially acquired the ground leases at the two Chicago properties for $202.7 million with financing of $48.5 million. During 2000, we acquired three technology development properties for $86.3 million.

     On December 3, 1997, we purchased a subordinated mortgage collateralized by the Sears Tower in Chicago for $70 million and became the residual beneficiary of the trust that holds title to the Sears Tower. The Sears Tower is currently held by a trust established for the benefit of an affiliate of Sears, Roebuck and Co. The trust had a scheduled termination date of January 1, 2003, at which time the assets of the trust, subject to the participating first mortgage, were to be distributed to us as the residual beneficiary. We are awaiting the conveyance of title from Sears. The balance of the first mortgage, including accrued interest but excluding the lender’s participating interest in cash flow, is $769.2 million at December 31, 2002. We anticipate that, upon conveyance of the title, we will consolidate the assets, liabilities and results of operations of the Sears Tower.

Financing Activities

     During the year ended December 31, 2002, we used $430.9 million in our financing activities. During 2001, we generated $361.3 million and during 2000 we used $70.6 million of cash related to our financing activities. During 2002, property refinancing generated proceeds of $189.2 million compared to $1.4 billion in the prior year, primarily when we issued $1.4 billion of commercial mortgage backed securities and retired $1.2 billion of existing debt. In 2000, we completed $60.9 million of property refinancings. Reflecting the completion of development activities in 2002, we had development financing of $70.6 million for the current year as compared to $227.2 million in 2001 and $36.2 million in 2000. Debt repaid on disposition was $8.8 million during 2002, $1.3 million in 2001 and $221.7 million in 2000, in each case relating to the disposition activity discussed previously. During the year ended December 31, 2002, we drew, on a net basis, $90.0 million on our revolving line of credit and collected $112.7 million on our advances to parent which, when combined with existing cash, was used primarily to fund distributions to TrizecHahn of $643.2 million for a net distribution of $530.5 million in connection with the corporate reorganization. Additionally, we paid $40.2 million of dividends to our shareholders subsequent to the reorganization and advanced $35.0 million to our parent during the first quarter of 2002. In 2001, we had no draws on our revolving line of credit but did pay $499.0 million cash dividends and advanced $384.1 million to our parent and in 2000, we advanced $143.9 million to our parent.

     At December 31, 2002 our consolidated debt was approximately $3.3 billion. The weighted average interest rate on our debt was 5.45% and the weighted average maturity was approximately 4.7 years. The table that follows summarizes the mortgage and other loan debt at December 31, 2002 and December 31, 2001:

	December 31

Debt Summary	2002	2001

	(dollars in thousands)
Balance:
Fixed rate	$2,210,879	$2,128,064
Variable rate subject to interest rate caps	120,000	—
Variable rate	1,014,359	889,734

Total	$3,345,238	$3,017,798

Collateralized property	$3,285,212	$2,992,772
Other loans	60,026	25,026

Total	$3,345,238	$3,017,798

Percent of total debt:
Fixed rate	66.1%	70.5%
Variable rate subject to interest rate caps	3.6%	—
Variable rate	30.3%	29.5%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	6.72%	6.91%
Variable rate subject to interest rate caps	4.17%	—
Variable rate	2.84%	3.01%

Total	5.45%	5.76%

Leverage ratio:
Net debt to net debt plus book equity	63.6%	52.8%

     At December 31, 2002 we had fixed the interest rates on $150.0 million (December 31, 2001 — $150.0 million) of the debt classified as fixed in the above table by way of interest rate swap contracts with a weighted average interest rate of 6.02% and maturing on March 15, 2008.

     We have entered into interest rate cap contracts expiring June 2004 on $120.0 million of variable rate debt, which limit the underlying LIBOR interest rate to 6.5%. At December 31, 2002, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above, we have entered into an interest rate cap contract expiring April 2004 on $584.7 million of U.S. dollar variable rate debt, which limits the underlying LIBOR rate to 11.01% The fair value of this interest rate cap contract was nominal at December 31, 2002.

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt less cash and cash equivalents, or “net debt,” to the sum of net debt and the book value of shareholders’ and owners’ equity.

     At December 31, 2002, a non-recourse loan secured by New Center One in Detroit, Michigan, which is held in a joint venture, was in default. On February 24, 2003, the joint venture sold the property and repaid the loan.

     Subsequent to December 31, 2002, the lender for our remaining technology property forwarded a notice of default related to debt service on the $17.9 million construction facility. We are in discussions with the lender as we believe the loan is not in default and provides for further draws to fund debt service. This loan is not cross-defaulted to any other of our loans and is scheduled to mature in October 2003.

     The increase in our leverage ratio from December 31, 2001 to December 31, 2002 resulted primarily from an increased amount of net debt combined with a reduction of our book equity related to distributions required by the corporate reorganization and a net loss for the twelve months ended December 31, 2002.

     The table below segregates debt repayments between loans collateralized by our office and retail properties and our other loans.

	Mortgage Debt
			Other
	Office	Retail	Loans	Total

	(dollars in thousands)
Principal repayments due in
Balance of 2003	$121,153	$74,778	$2,547	$198,478
2004	571,816	145,525	1,259	718,600
2005	109,454	178,011	1,362	288,827
2006	724,160	—	8,590	732,750
2007	108,882	—	784	109,666
Subsequent to 2007	1,251,433	—	45,484	1,296,917

Total	$2,886,898	$398,314	$60,026	$3,345,238

Weighted average interest rate at December 31, 2002	5.70%	3.62%	5.77%	5.45%

Weighted average term to maturity	4.5	1.7	32.4	4.7

Percentage of fixed rate debt	74.6%	—	97.8%	66.1%

     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans. Due to our intention to dispose of our retail/entertainment centers, the mortgage debt relating to these properties is all on a floating rate basis.

     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method. At December 31, 2002, our pro rata share of this debt amounted to approximately $343.7 million (December 31, 2001 — $351.1 million).

Market Risk — Quantitative and Qualitative Information

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At December 31, 2002, approximately 69.7% or $2.3 billion (including variable rate debt subject to interest rate caps) of our outstanding debt had fixed interest rates, which minimizes the interest rate risk until the maturity of such outstanding debt.

     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At December 31, 2002, we had hedge contracts totaling $150.0 million. The hedging agreements convert variable rate debt at LIBOR + 0.37% to a fixed rate of 6.01% and mature on March 15, 2008. In January 2003, we entered into two forward interest rate hedging contracts, to convert $500.0 million of variable rate debt into fixed rate debt, at an average rate of 2.61% effective July 2003. These hedging contracts are not reflected in the chart above. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense, which, in turn, could affect cash flows and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

     At December 31, 2002, our total outstanding debt was approximately $3.3 billion, of which approximately $1.0 billion was variable rate debt after the impact of the hedge agreements. At December 31, 2002, the average interest rate on variable rate debt was approximately 2.99%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 30 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $3.0 million annually. If market rates of interest increased by 10%, the fair value of the total debt outstanding would decrease by approximately $78.0 million.

     If market rates of interest on the variable rate debt were to decrease by 10% (or approximately 30 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $3.0 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $26.1 million.

     At December 31, 2001, our total outstanding debt was approximately $3.0 billion, of which approximately $889.7 million was variable rate debt after the impact of the hedge agreements. At December 31, 2001, the average interest rate on variable rate debt was approximately 3.0%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 30 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.7 million annually. If market rates of interest increased by 10%, the fair value of the total debt outstanding would decrease by approximately $55.7 million.

     If market rates of interest on the variable rate debt were to decrease by 10% (or approximately 30 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $2.7 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $58.1 million.

     These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in an environment with significantly fluctuating interest rates. Further, in the event of significant change, management would likely take actions to further mitigate our exposure to the change. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

Related Party Transactions

     In addition to the acquisition from TrizecHahn of our investment in Chelsfield plc, 151 Front Street and our investment in Borealis, as previously discussed, we have certain arrangements with our parent company.

     In connection with the corporate reorganization, we entered into a tax cooperation agreement with TrizecHahn Office Properties, Ltd., a wholly-owned, Canadian subsidiary of TrizecHahn Corporation. Under the agreement, we have agreed to continue to conduct our business activities with regard to the consequences under Canadian tax legislation to TrizecHahn Office Properties Ltd., related Canadian corporations and Trizec Canada. Compliance with this agreement may require us to conduct our business in a manner that may not always be the most efficient or effective because of potential adverse Canadian tax consequences. Furthermore, we may incur incremental costs due to the need to reimburse these entities for any negative tax consequences.

     For the years 2002, 2001 and 2000, we, in the normal course of business, reimbursed TrizecHahn and/or affiliates for direct third party purchased services and a portion of salaries for certain employees for direct services rendered. A significant portion of the reimbursements had been for allocated or direct insurance premiums which amounted to $10.9 million, $7.1 million and $7.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     In connection with the corporate reorganization, some outstanding TrizecHahn employee stock options were cancelled and replaced with options to acquire subordinate voting shares of Trizec Canada. For every outstanding option to acquire one Trizec Canada subordinate voting share, Trizec Canada, directly or indirectly, holds one of our warrants entitling Trizec Canada to one share of our common stock at any time prior to the respective warrant’s expiration date. We expect that Trizec Canada will exercise these warrants whenever and to the extent that one or more options to acquire Trizec Canada subordinate voting shares are exercised. Trizec Canada’s anticipated acquisition of one share of our common stock whenever one of its stock options is exercised is intended to maintain economic equivalence between shares of our common stock and Trizec Canada subordinate voting shares.

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

Environmental Matters

     We believe, based on our internal reviews and other factors, that the future costs relating to environmental remediation and compliance will not have a material adverse effect on our financial position, results of operations or liquidity. For a discussion of environmental matters, see “Item 1. Business — Environmental Matters” and “Item 1. Business — Risk Factors — Environmental problems at our properties are possible and may be costly” in this Form 10-K.

Newly Issued Accounting Standards

     On October 3, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, or APB 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business”. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Under SFAS No. 144, certain conditions are required to be met for a property to be classified as held for disposition. Under the transitional rules of the standard, properties held for disposition as at the date of adoption are required to satisfy these conditions within one year of adoption. Properties currently held for disposition that do not meet such conditions by December 31, 2002 must be reclassified from held for disposition to held for the long term at that date. Reclassification, if any, is measured at the lower of the asset’s carrying amount before it was classified as held for disposition, adjusting for any depreciation that would have been recognized had the asset been continuously classified as held and used, and fair value at the date of reclassification. We adopted this standard on January 1, 2002.

     On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and the amendment to SFAS No. 4, No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in APB 30 are met. SFAS No. 145 is effective for transactions occurring subsequent to May 15, 2002. SFAS No. 145 will not have any impact on us beyond classification of loss on early debt retirement, which was previously shown as an extraordinary item.

     On June 28, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities of a business. Additionally, SFAS 146 addresses restructuring activities and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including the Certain

Costs Incurred in a Restructuring)”. SFAS No. 146 is effective for transactions initiated after December 31, 2002. We will adopt this standard on January 1, 2003 and expect no impact with respect to the adoption of this standard.

     On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, amending SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities will have to make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, present those disclosures in a more accessible format in the footnotes to the annual financial statements, and include those disclosures in interim financial statements. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, or FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN No. 45 are effective with respect to us as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. We do not expect the requirements of FIN No. 45 to have a material impact on results of operations, financial position or liquidity.

     In January 2003, the FASB issued FASB Interpretation No. 46, or FIN No. 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any unconsolidated real estate joint ventures that may qualify as a VIE, provisions of this interpretation are effective for financial reports that contain interim periods beginning after June 15, 2003. We are currently assessing all investments in unconsolidated real estate joint ventures to determine whether the adoption of this interpretation will have a material impact on results of operations, financial position or liquidity.

Inflation

     Substantially all of our leases provide for separate property tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases.

Funds from Operations

     We believe that funds from operations, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, is an appropriate measure of performance for an equity REIT. The White Paper on Funds from Operations approved by NAREIT in April 2002 defines funds from operations as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute funds from operations as loss (income) before income taxes, minority interest, loss (income) from unconsolidated real estate joint ventures, discontinued operations, gain (loss) on disposition of real estate, extraordinary items and cumulative impact of a change in accounting policy (computed in accordance with GAAP) adjusted for unconsolidated real estate joint ventures and discontinued operations, real estate related depreciation and amortization and current operating taxes, in accordance with the standards established by NAREIT. In addition, we eliminate the effects of provision for loss on real estate and provision for and loss on investments because they are not representative of our real estate operations. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our computation of funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently from the way we interpret it. Funds from operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

     The following table reflects the calculation of funds from operations for the years ended December 31, 2002, 2001 and 2000:

	For the years ended December 31

	2002	2001	2000

	(dollars in thousands)
(Loss) income before income taxes, minority interest, (loss) income from unconsolidated real estate joint ventures, recovery on insurance claim, discontinued operations, gain (loss) on disposition of real estate, extraordinary items and cumulative effect of a change in accounting principle	$(151,778)	$(83,931)	$71,199

Add/(deduct):
Provision for loss on real estate	199,455	258,091	3,677
Provision for and loss on investments excluding provision for loss on securities investments	60,784	—	—
Income from unconsolidated real estate joint ventures excluding provision for loss on investment ($58,880, 46,900 and 0)	11,249	12,952	19,417
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	190,397	174,850	161,841
Income from discontinued operations	3,212	3,400	3,589
Current operating taxes	(4,896)	(4,869)	(9,406)

Funds from operations	308,423	360,493	250,317

Dividends paid to holders of special voting shareholders	(866)	—	—

Funds from operations available to common shareholders	$307,557	$360,493	$250,317

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

     Information about quantitative and qualitative disclosure about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk — Quantitative and Qualitative Information”.

Item 8.     Financial Statements and Supplementary Data

     See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.     Directors and Executive Officers

     Information relating to executive officers, directors and nominees for director of Trizec and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003. Such information is incorporated herein by reference.

Item 11.     Executive Compensation

     Information relating to executive compensation is set forth under the captions “Compensation of Directors and Executive Officers”, “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information relating to ownership of our common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference. Information regarding securities authorized for issuance under our equity compensation plans is set forth under the caption “Compensation of Directors and Executive Officers — Equity Compensation Plan Information” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

     Information relating to existing or proposed relationships or transactions between us and any of our affiliates is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 14.     Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our chief executive officer and acting co-chief financial officers are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for our company. Our disclosure controls and procedures include our “internal controls”, as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission’s Release No. 34-46427 (August 29, 2002). Our chief executive officer and our acting co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this annual report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)  Changes in internal controls. During our financial reporting process for the year ended December 31, 2002, we identified an internal control deficiency in our consolidation process relating to the reconciliation of intercompany accounts, which our independent accountants deemed to be a “reportable condition” under standards established by the American Institute of Certified Public Accountants. We evaluated this matter and concluded that it has not had any material impact on our financial statements. We are developing procedures to address this deficiency, and anticipate that implementation of such procedures will be completed in 2003. Other than as discussed above, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation. Consistent with the provisions and spirit of the Sarbanes-Oxley Act and the rules and regulations of the SEC thereunder, we maintain a process of continuous review of our internal controls to improve and enhance them, with the assistance of both our internal audit staff and our independent accountants.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” on page F-1 of this Form 10-K.

(b) Reports on Form 8-K

We filed a current report on Form 8-K on November 22, 2002 in which we filed under Item 5 a news release regarding the resignation of Gregory Hanson as our chief financial officer.

(c) Exhibits

Exhibit
Number	Description

2.1	Arrangement Agreement dated as of March 8, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 2.1 to Trizec Properties, Inc.’s Registration Statement on Form S-11, File No. 333-84878).

2.2	Arrangement Agreement Amending Agreement dated as of April 23, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 2.2 to Trizec Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.1	Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on February 11, 2002 (incorporated herein by reference to Exhibit 3.1 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on April 29, 2002 (incorporated herein by reference to Exhibit 4.4 to Trizec Properties, Inc.’s Registration Statement on Form S-8, File No. 333-87548).

3.3	Amended and Restated Bylaws of Trizec Properties, Inc. (incorporated herein by reference to Exhibit 3.3 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.1	Form of Common Stock Certificates (incorporated herein by reference to Exhibit 4.1 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

4.2	Form of Exchange Certificates (incorporated herein by reference to Exhibit 4.2 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

4.3	Form of Custody Agreement relating to the Exchange Certificates (incorporated herein by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.1	Employment Agreement for Christopher Mackenzie (incorporated herein by reference to Exhibit 10.1 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.2	Employment Agreement for Gregory Hanson (incorporated herein by reference to Exhibit 10.2 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.3	Employment Agreement for Lee Wagman (incorporated herein by reference to Exhibit 10.3 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

Exhibit
Number	Description

10.4	Letter Agreement for Casey Wold (incorporated herein by reference to Exhibit 10.4 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.5	Trizec Deferred Compensation Plan and Trust Agreement (incorporated herein by reference to Exhibit 10.5 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.6	TrizecHahn Developments Inc. Deferred Compensation Plan and Trust Agreement (incorporated herein by reference to Exhibit 10.6 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.7	Form of 2002 Trizec Properties, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.8	General Agreement dated as of November 7, 1994 by and among Metropolitan Life Insurance Company, AEW Partners, L.P., Partners Tower, L.P., Tower Leasing, Inc., Sears, Roebuck and Co. and ST Holdings, Inc. (incorporated herein by reference to Exhibit 10.8 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.9	Employment Agreement dated August 14, 2002 between Timothy H. Callahan and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 10.1 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.10	Resignation Agreement dated August 15, 2002 between Christopher Mackenzie, Trizec Properties, Inc. and PM Capital Corp. (incorporated herein by reference to Exhibit 10.2 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.11†	Resignation Agreement dated December 9, 2002 between Gregory Hanson and Trizec Properties, Inc.

10.12†	Cancellation of Employment and Mutual Release Agreement dated January 17, 2003 between Lee Wagman and Trizec Properties, Inc.

10.13†	Amended and Restated Credit Agreement dated as of December 18, 2002 among Trizec Properties, Inc., as Borrower, various Lenders a party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent.

10.14†	Loan Agreement dated as of May 17, 2001 between Secore Financial Corporation, as lender, and certain subsidiaries of Trizec Properties, Inc. named on the signature page thereof, as borrowers and guarantors.

10.15†	Canadian Tax Cooperation Agreement dated as of May 8, 2002 between TrizecHahn Office Properties Ltd. and Trizec Properties, Inc.

21.1	Subsidiaries of Trizec Properties, Inc. (incorporated herein by reference to Exhibit 21.1 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

23.1†	Consent of PricewaterhouseCoopers LLP.

24.1†	Powers of Attorney.

†	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIZEC PROPERTIES, INC.
Date: March 26, 2003
By: /s/ Timothy H. Callahan

Timothy H. Callahan
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 26, 2003	/s/ Timothy H. Callahan

Timothy H. Callahan
President, Chief Executive Officer and Director (Principal executive officer)

/s/ Jeffrey D. Echt

Jeffrey D. Echt
Senior Vice President, Finance and Treasury (Principal financial officer)

/s/ Joanne E. Ranger

Joanne E. Ranger
Senior Vice President and Chief Accounting Officer (Principal financial and principal accounting officer)

/s/ Peter Munk*

Peter Munk
Chairman of the Board of Directors

/s/Brian Mulroney*

Brian Mulroney
Director

/s/ Glenn Rufrano*

Glenn Rufrano
Director

/s/ Richard Thompson*

Richard Thomson
Director

(signatures continued on following page)

/s/ Polyvios Vintiadis*

Polyvios Vintiadis
Director

/s/ Stephen Volk*

Stephen Volk
Director

/s/ Casey Wold*

Casey Wold
Executive Vice President, Chief Operating Officer, Chief Investment Officer and Director

*By: /s/ Jeffrey D. Echt

Jeffrey D. Echt
as Attorney-in-Fact

CERTIFICATIONS

I, Timothy H. Callahan, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Trizec Properties, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Timothy H. Callahan Timothy H. Callahan President and Chief Executive Officer

I, Jeffrey Echt, Senior Vice President, Finance and Treasury, certify that:

1.	I have reviewed this annual report on Form 10-K of Trizec Properties, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Jeffrey D. Echt Jeffrey D. Echt Senior Vice President, Finance and Treasury

I, Joanne Ranger, Senior Vice President and Chief Accounting Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Trizec Properties, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Joanne E. Ranger Joanne E. Ranger Senior Vice President and Chief Accounting Officer

INDEX OF EXHIBITS

Exhibit
Number	Description

2.1	Arrangement Agreement dated as of March 8, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 2.1 to Trizec Properties, Inc.’s Registration Statement on Form S-11, File No. 333-84878).

2.2	Arrangement Agreement Amending Agreement dated as of April 23, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 2.2 to Trizec Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.1	Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on February 11, 2002 (incorporated herein by reference to Exhibit 3.1 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on April 29, 2002 (incorporated herein by reference to Exhibit 4.4 to Trizec Properties, Inc.’s Registration Statement on Form S-8, File No. 333-87548).

3.3	Amended and Restated Bylaws of Trizec Properties, Inc. (incorporated herein by reference to Exhibit 3.3 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.1	Form of Common Stock Certificates (incorporated herein by reference to Exhibit 4.1 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

4.2	Form of Exchange Certificates (incorporated herein by reference to Exhibit 4.2 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

4.3	Form of Custody Agreement relating to the Exchange Certificates (incorporated herein by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.1	Employment Agreement for Christopher Mackenzie (incorporated herein by reference to Exhibit 10.1 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.2	Employment Agreement for Gregory Hanson (incorporated herein by reference to Exhibit 10.2 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.3	Employment Agreement for Lee Wagman (incorporated herein by reference to Exhibit 10.3 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.4	Letter Agreement for Casey Wold (incorporated herein by reference to Exhibit 10.4 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.5	Trizec Deferred Compensation Plan and Trust Agreement (incorporated herein by reference to Exhibit 10.5 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.6	TrizecHahn Developments Inc. Deferred Compensation Plan and Trust Agreement (incorporated herein by reference to Exhibit 10.6 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.7	Form of 2002 Trizec Properties, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

Exhibit
Number	Description

10.8	General Agreement dated as of November 7, 1994 by and among Metropolitan Life Insurance Company, AEW Partners, L.P., Partners Tower, L.P., Tower Leasing, Inc., Sears, Roebuck and Co. and ST Holdings, Inc. (incorporated herein by reference to Exhibit 10.8 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.9	Employment Agreement dated August 14, 2002 between Timothy H. Callahan and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 10.1 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.10	Resignation Agreement dated August 15, 2002 between Christopher Mackenzie, Trizec Properties, Inc. and PM Capital Corp. (incorporated herein by reference to Exhibit 10.2 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.11†	Resignation Agreement dated December 9, 2002 between Gregory Hanson and Trizec Properties, Inc.

10.12†	Cancellation of Employment and Mutual Release Agreement dated January 17, 2003 between Lee Wagman and Trizec Properties, Inc.

10.13†	Amended and Restated Credit Agreement dated as of December 18, 2002 among Trizec Properties, Inc., as Borrower, various Lenders a party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent.

10.14†	Loan Agreement dated as of May 17, 2001 between Secore Financial Corporation, as lender, and certain subsidiaries of Trizec Properties, Inc. named on the signature page thereof, as borrowers and guarantors.

10.15†	Canadian Tax Cooperation Agreement dated as of May 8, 2002 between TrizecHahn Office Properties Ltd. and Trizec Properties, Inc.

21.1	Subsidiaries of Trizec Properties, Inc. (incorporated herein by reference to Exhibit 21.1 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

23.1†	Consent of PricewaterhouseCoopers LLP.

24.1†	Powers of Attorney.

†	Filed herewith.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Accountants	F-2
Consolidated Balance Sheets at December 31, 2002 and 2001 (at December 31, 2001, the Balance Sheet was referred to as combined and consolidated)	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 (for the years ended December 31, 2001 and 2000, the Statements of Operations were referred to as combined and consolidated)
F-5
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2002, 2001 and 2000 (for the years ended December 31, 2001 and 2000, the Statements of Comprehensive (Loss) Income were referred to as combined and consolidated)
F-7
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000 (for the years ended December 31, 2001 and 2000, the Statements of Changes in Shareholders’ Equity were referred to as combined and consolidated)
F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 (for the years ended December 31, 2001 and 2000, the Statements of Cash Flows were referred to as combined and consolidated)
F-10
Notes to the Consolidated Financial Statements	F-13
Schedule III — Real Estate and Accumulated Depreciation	F-53
Schedule — TrizecHahn Hollywood Hotel LLC financial statements	F-59

     The Corporation is providing financial statements for TrizecHahn Hollywood Hotel LLC (“Hollywood Hotel”) for the years ended December 31, 2002 and 2001 for the purpose of complying with Rule 3-09 of Securities and Exchange Commission Regulation S-X. The Corporation has determined that Hollywood Hotel is a significant subsidiary as the Corporation’s equity in the income from continuing operations before income taxes, extraordinary items and cumulative effect of a change in accounting principle of Hollywood Hotel exceeds 20% of such income of the Corporation.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Accountants

To the Shareholders and Directors of
      Trizec Properties, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Trizec Properties, Inc. at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index on Page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Corporation’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Corporation, on January 1, 2001, adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, and on January 1, 2002 adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 25, 2003

Consolidated Balance Sheets at December 31, 2002 and 2001

	December 31

$ thousands, except share and per share amounts	2002	2001

Assets
Real estate	$5,389,013	$5,399,031
Less: accumulated depreciation	(565,350)	(438,584)

Real estate, net	4,823,663	4,960,447
Cash and cash equivalents	62,253	297,434
Escrows and restricted cash	46,798	28,180
Investment in unconsolidated real estate joint ventures	220,583	289,242
Investment in Sears Tower	23,600	70,000
Office tenant receivables (net of allowance for doubtful accounts of $9,181, $8,320, respectively)	26,536	33,308
Other receivables (net of allowance for doubtful accounts of $9,124, $9,902, respectively)	20,499	34,201
Deferred rent receivables (net of allowance for doubtful accounts of $6,080, $6,209, respectively)	131,395	99,515
Deferred charges, net	144,127	138,054
Prepaid expenses and other assets	79,805	55,421
Advances to parent and affiliated companies	—	90,633

Total Assets	$5,579,259	$6,096,435

Consolidated Balance Sheets at December 31, 2002 and 2001 (Continued)

	December 31

$ thousands, except share and per share amounts	2002	2001

Liabilities and Shareholders’ Equity

Liabilities
Mortgage debt and other loans	$3,345,238	$3,017,798
Trade, construction and tenant improvements payables	53,816	91,646
Accrued interest expense	12,931	12,007
Accrued operating expenses and property taxes	93,057	108,276
Other accrued liabilities	83,263	76,266
Taxes payable	109,949	113,862
Advances from parent and affiliated companies	—	236,619

Total Liabilities	3,698,254	3,656,474

Commitments and Contingencies

Minority Interest	2,540	4,386

Redeemable Stock	200	200

Shareholders’ Equity
Series B Convertible Preferred Stock, no shares authorized at December 31, 2002, $1.00 par value, no shares issued and outstanding at December 31, 2002 (2001 - 1,100,000)	—	1,100,000
Class C Convertible Preferred Stock, no shares authorized at December 31, 2002, $1.00 par value, no shares issued and outstanding at December 31, 2002 (2001 - 376,504)	—	414,154
Common Stock, 500,000,000 shares authorized at December 31, 2002, $0.01 par value, 150,029,664 outstanding at December 31, 2002 (2001 - 38,220,000)	1,500	382
Additional paid in capital	2,181,958	922,844
Retained (deficit) earnings	(285,482)	6,514
Treasury stock, at cost, 3,646 shares at December 31, 2002	(40)	—
Unearned compensation	(3,593)	(6,701)
Accumulated other comprehensive loss	(16,078)	(1,818)

Total Shareholders’ Equity	1,878,265	2,435,375

Total Liabilities and Shareholders’ Equity	$5,579,259	$6,096,435

See accompanying notes to the financial statements

Consolidated Statements of Operations

	For the years ended December 31

$ thousands, except share and per share amounts	2002	2001	2000

Revenues
Rentals	$698,005	$655,414	$649,743
Recoveries from tenants	121,697	115,653	92,456
Parking and other	108,970	110,624	94,297
Fee income	9,771	11,490	13,570
Interest	8,679	15,626	8,431

Total revenues	947,122	908,807	858,497

Expenses
Operating	327,620	280,039	260,566
Property taxes	100,229	91,125	87,285
General and administrative	44,935	25,854	18,429
Interest	192,660	148,821	260,381
Depreciation and amortization	171,083	157,059	150,280
Stock option grant expense	5,214	—	—
Reorganization costs/recovery	(3,260)	15,922	6,680
Derivative losses	180	456	—
Provision for loss on real estate	199,455	258,091	3,677
Provision for and loss on investments	60,784	15,371	—

Total expenses	1,098,900	992,738	787,298

(Loss) Income before Income Taxes, Minority Interest, (Loss) Income from Unconsolidated Real Estate Joint Ventures, Recovery on Insurance Claim, Discontinued Operations, Gain (Loss) on Disposition of Real Estate, Extraordinary Items and Cumulative Effect of a Change in Accounting Principle	(151,778)	(83,931)	71,199
(Provision) benefit from income and other corporate taxes	(4,896)	(13,795)	252,840
Minority interest	1,766	433	580
(Loss) income from unconsolidated real estate joint ventures including provision for loss on investment ($58,880, $46,900 and $0)	(47,631)	(33,948)	19,417
Recovery on insurance claim	3,480	—	—

(Loss) Income from Continuing Operations	(199,059)	(131,241)	344,036
Discontinued Operations
Income from discontinued operations	3,212	3,400	3,589
Gain on disposition of discontinued real estate	4,934	—	—

(Loss) Income Before Gain (Loss) on Disposition of Real Estate, Extraordinary Items and Cumulative Effect of a Change in Accounting Principle	(190,913)	(127,841)	347,625
Gain (loss) on disposition of real estate	2,996	(2,053)	36,862

(Loss) Income before Extraordinary Items and Cumulative Effect of a Change in Accounting Principle	(187,917)	(129,894)	384,487
Loss on early debt retirement	—	(17,966)	(1,491)
Cumulative effect of a change in accounting principle	—	(4,631)	—

Net (Loss) Income	(187,917)	(152,491)	382,996

Dividends paid to special voting shareholders	(866)	—	—

Net (Loss) Income Available to Common Shareholders	$(188,783)	$(152,491)	$382,996

Consolidated Statements of Operations (Continued)

	For the years ended December 31

$ thousands, except share and per share amounts	2002	2001	2000

		Proforma

Earnings per common share
Basic	$(1.26)	$(1.02)	$2.56
Diluted	$(1.26)	$(1.02)	$2.53
Weighted average shares outstanding
Basic	149,477,187	149,849,246	149,849,246
Diluted	149,477,187	149,849,246	151,365,979

See accompanying notes to the financial statements

Consolidated Statements of Comprehensive (Loss) Income

	For the years ended December 31

$ thousands	2002	2001	2000

Net (loss) income	$(187,917)	$(152,491)	$382,996

Other comprehensive (loss) income, before taxes:
Unrealized gains (losses) on investments in securities:
Unrealized holding gains (losses) arising during the period	(11,786)	—	(4,351)
Unrealized foreign currency exchange losses arising during the period	26	—	—
Realized losses on investment in securities	11,786	—	—
Reclassification adjustment for the cumulative effect of a change in accounting principle included in income	—	4,351	—
Unrealized foreign currency exchange gain (loss) on foreign operations	943	—	—
Unrealized derivative losses:
Effective portion of interest rate contracts	(15,229)	(1,818)	—
Taxes on other comprehensive income (loss)	—	—	1,716
Impact of REIT election	—	—	(1,716)

Total other comprehensive (loss) income	(14,260)	2,533	(4,351)

Net comprehensive (loss) income	$(202,177)	$(149,958)	$378,645

See accompanying notes to the financial statements

Consolidated Statements of Changes in Shareholders’ Equity (Continued)
$ thousands, except share amounts

	For the years ended December 31, 2002, 2001 and 2000

	Series A Convertible		Series B Convertible		Class C Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock

	$	Shares	$	Shares	$	Shares	$	Shares

Balance at December 31, 1999	$212,000	212,000	$350,000	350,000	$—	—	$—	1,068
Net income	—	—	—	—	—	—	—	—
Escrowed shares granted	—	—	—	—	—	—	—	—
Amortization of escrowed share grants	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—
Issuance of shares	—	—	750,000	750,000	—	—	—	—
Balance at December 31, 2000	$212,000	212,000	$1,100,000	1,100,000	$—	—	$—	1,068
Net loss	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	—
Amortization of escrowed share grants	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—
Conversion to Common Stock	(212,000)	(212,000)	—	—	—	—	—	358
Issuance of shares for cash	—	—	—	—	414,154	376,504	—	—
Exchange of 1,425 shares for 38,000,000 under recapitalization plan	—	—	—	—	—	—	380	37,998,574
Issuance of shares in consideration for net assets received	—	—	—	—	—	—	2	180,000
Exchange of Common Stock for Special Voting Stock and Class F Convertible Preferred Stock	—	—	—	—	—	—	—	—
Issuance of shares as a donation	—	—	—	—	—	—	—	40,000
Common Stock dividends in excess of available retained earnings	—	—	—	—	—	—	—	—
Balance at December 31, 2001	$—	—	$1,100,000	1,100,000	$414,154	376,504	$382	38,220,000
Net loss	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	—
Amortization of escrowed share grants	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—
TREHI Settlement of advances from parent	—	—	—	—	—	—	—	—
Issuance of shares as consideration for net Trizec R & E Holdings, Inc. (TREHI) assets received	—	—	—	—	296,627	269,661	—	30,317
Conversion to Common Stock	—	—	(1,100,000)	(1,100,000)	(769,344)	(699,404)	1,000	99,982,556
Issuance of shares under recapitalization plan stock split	—	—	—	—	—	—	116	11,616,637
Issuance of shares as consideration for Chelsfield plc stock received	—	—	—	—	54,263	49,330	—	—

(table continued below)

(table continued from above)

	For the years ended December 31, 2002, 2001 and 2000

					Accumulated
	Additional	(Deficit)			Other
	Paid In	Retained	Treasury	Unearned	Comprehensive
	Capital	Earnings	Stock	Compensation	Loss	Total

Balance at December 31, 1999	$978,219	$(10,334)	$—	$—	$—	$1,529,885
Net income	—	382,996	—	—	—	382,996
Escrowed shares granted	—	—	—	(12,402)	—	(12,402)
Amortization of escrowed share grants	—	—	—	689	—	689
Other comprehensive loss	—	—	—	—	(4,351)	(4,351)
Issuance of shares	—	—	—	—	—	750,000
Balance at December 31, 2000	$978,219	$372,662	$—	$(11,713)	$(4,351)	$2,646,817
Net loss	—	(152,491)	—	—	—	(152,491)
Dividends	—	(213,657)	—	—	—	(213,657)
Amortization of escrowed share grants	—	—	—	5,012	—	5,012
Other comprehensive income	—	—	—	—	2,533	2,533
Conversion to Common Stock	212,000	—	—	—	—	—
Issuance of shares for cash	—	—	—	—	—	414,154
Exchange of 1,425 shares for 38,000,000 under recapitalization plan	—	—	—	—	—	380
Issuance of shares in consideration for net assets received	16,548	—	—	—	—	16,550
Exchange of Common Stock for Special Voting Stock and Class F Convertible Preferred Stock	(580)	—	—	—	—	(580)
Issuance of shares as a donation	2,000	—	—	—	—	2,000
Common Stock dividends in excess of available retained earnings	(285,343)	—	—	—	—	(285,343)
Balance at December 31, 2001	$922,844	$6,514	$—	$(6,701)	$(1,818)	$2,435,375
Net loss	—	(187,917)	—	—	—	(187,917)
Dividends	—	(104,079)	—	—	—	(104,079)
Amortization of escrowed share grants	—	—	—	3,865	—	3,865
Other comprehensive loss	—	—	—	—	(14,260)	(14,260)
TREHI Settlement of advances from parent	236,619	—	—	—	—	236,619
Issuance of shares as consideration for net Trizec R & E Holdings, Inc. (TREHI) assets received	(296,627)	—	—	—	—	—
Conversion to Common Stock	1,868,344	—	—	—	—	—
Issuance of shares under recapitalization plan stock split	(117)	—	—	—	—	(1)
Issuance of shares as consideration for Chelsfield plc stock received	—	—	—	—	—	54,263

See accompanying notes to the financial statements

Consolidated Statements of Changes in Shareholders’ Equity (Continued)
$ thousands, except share amounts

	For the years ended December 31, 2002, 2001 and 2000

	Series A Convertible		Series B Convertible		Class C Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock

	$	Shares	$	Shares	$	Shares	$	Shares

Issuance of shares upon exercise of warrants and stock options	—	—	—	—	—	—	2	183,800
Issuance of shares as consideration for investment in Borealis received	—	—	—	—	4,300	3,909	—	—
Intrinsic value of stock option grant	—	—	—	—	—	—	—	—
Option expense for vested options	—	—	—	—	—	—	—	—
Preferred and Common Stock dividends in excess of available retained earnings	—	—	—	—	—	—	—	—
Deemed equity contribution on repayment of advances to parent	—	—	—	—	—	—	—	—
Deemed distribution on acquisition of 151 Front Street	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	—	—	—	—	(3,646)

Balance at December 31, 2002	$—	—	$—	—	$—	—	$1,500	150,029,664

(table continued below)

(table continued from above)

	For the years ended December 31, 2002, 2001 and 2000

					Accumulated
	Additional	(Deficit)			Other
	Paid In	Retained	Treasury	Unearned	Comprehensive
	Capital	Earnings	Stock	Compensation	Loss	Total

Issuance of shares upon exercise of warrants and stock options	2,635	—	—	—	—	2,637
Issuance of shares as consideration for investment in Borealis received	—	—	—	—	—	4,300
Intrinsic value of stock option grant	6,011	—	—	(6,011)	—	—
Option expense for vested options	—	—	—	5,214	—	5,214
Preferred and Common Stock dividends in excess of available retained earnings	(579,378)	—	—	—	—	(579,378)
Deemed equity contribution on repayment of advances to parent	22,113	—	—	—	—	22,113
Deemed distribution on acquisition of 151 Front Street	(486)	—	—	—	—	(486)
Treasury shares	—	—	(40)	40	—	—

Balance at December 31, 2002	$2,181,958	$(285,482)	$(40)	$(3,593)	$(16,078)	$1,878,265

See accompanying notes to the financial statements

Consolidated Statements of Cash Flows

	For the years ended December 31

$ thousands	2002	2001	2000

Cash Flows from Operating Activities
Net income (loss)	$(187,917)	$(152,491)	$382,996
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from unconsolidated real estate joint ventures including provision for loss on investments ($58,880, $46,900 and $0)	47,631	33,948	(19,417)
Depreciation and amortization expense (including discontinued operations)	175,889	161,078	154,118
Amortization of financing costs	8,355	9,586	16,102
(Gain) loss on disposition of real estate (including discontinued operations)	(7,930)	2,053	(36,862)
Minority interest	(1,766)	(433)	(580)
Derivative losses	180	456	—
Deferred compensation	3,865	5,012	689
Provision for loss on real estate	199,455	258,091	3,677
Provision for and loss on investments	60,784	15,371	—
Deferred income tax (benefit) expense	—	8,926	(315,540)
Loss on early debt retirement	—	4,211	—
Stock option grant expense	5,214	—	—
Reorganization costs	(3,260)	4,201	—
Cumulative effect of change in accounting principle	—	4,631	—
Purchase of shares for escrowed share grant plan	—	—	(12,402)
Changes in assets and liabilities:
Escrows and restricted cash	(18,618)	99,415	(88,945)
Office tenant receivables	6,811	10,947	(14,675)
Other receivables	7,385	(3,955)	(3,828)
Deferred rent receivables	(35,097)	(18,390)	(26,369)
Prepaid expenses and other assets	(28,108)	8,694	(12,298)
Accounts payable, accrued liabilities and other liabilities	(21,212)	11,597	86,455

Net cash provided by operating activities	211,661	462,948	113,121

Cash Flows from Investing Activities
Real estate:
Acquisitions	(68,517)	(202,740)	(86,347)
Development expenditures	(74,405)	(362,425)	(241,268)
Tenant improvements and capital expenditures	(84,220)	(88,740)	(97,769)
Tenant leasing costs	(25,315)	(39,914)	(31,680)
Dispositions	148,974	111,553	426,950
Redemption of minority interest units	(118)	—	—
Disposition of investments	80,423	—	—
Unconsolidated real estate joint ventures:
Investments	(11,861)	(30,123)	(53,263)
Distributions	19,121	15,401	30,653

Net cash used in investing activities	(15,918)	(596,988)	(52,724)

Consolidated Statements of Cash Flows (Continued)

	For the years ended December 31

$ thousands	2002	2001	2000

Cash Flows from Financing Activities
Mortgage debt and other loans:
Acquisition financing	4,000	48,500	—
Development financing	70,552	227,231	36,158
Property financing	189,169	1,441,390	60,909
Principal repayments	(161,822)	(1,219,713)	(88,208)
Repaid on dispositions	(8,842)	(1,321)	(221,727)
Draws on credit line	375,000	—	—
Paydowns on credit line	(285,000)	—	—
Refinancing expenditures	(10,421)	(19,858)	(1,622)
Issuance of common stock	2,637	—	—
Distribution of additional paid in capital	(486)	—	—
Net advance from parent company and affiliates	77,746	384,050	143,936
Dividends	(683,457)	(499,000)	—

Net cash (used in) provided by financing activities	(430,924)	361,279	(70,554)

Net (Decrease) Increase in Cash and Cash Equivalents	(235,181)	227,239	(10,157)

Cash and Cash Equivalents, beginning of year	297,434	70,195	80,352

Cash and Cash Equivalents, end of year	$62,253	$297,434	$70,195

See accompanying notes to the financial statements

Consolidated Statements of Cash Flows (Continued)

	For the years ended December 31

$ thousands	2002	2001	2000

Supplemental cash flow disclosures:

Cash paid during the year for:

Interest	$188,240	$177,124	$266,598

Interest capitalized to properties under development	$2,145	$33,194	$22,044

Other corporate taxes	$5,359	$10,160	$4,871

Non-cash investing and financing activities:

Mortgage debt assumed upon obtaining control of joint venture investment	$105,555	$194,674	$—

Non-cash issuance of Class C Convertible Preferred Stock in exchange for other assets	$355,190	$—	$—

Non-cash settlement of advance from parent in exchange for common stock of TREHI	$236,619	$—	$—

Non-cash retirement of advance to parent in exchange for other assets	$35,000	$—	$—

Transfer of joint venture interest to real estate upon obtaining control	$13,514	$70,680	$—

Mortgage debt assumed by purchasers on property dispositions	$—	$—	$47,415

Non-cash issuance of shares of Series B Convertible Preferred stock	$—	$—	$750,000

Non-cash issuance of shares of common stock	$—	$16,550	$—

Other non-cash financings	$—	$3,000	$—

See accompanying notes to the financial statements

Notes to the Financial Statements
 $ thousands, except share and per share amounts

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Organization

Trizec Properties, Inc. (“Trizec Properties” or “the Corporation”, formerly known as TrizecHahn (USA) Corporation) is a corporation organized under the laws of the State of Delaware and is approximately 40% indirectly owned by Trizec Canada Inc. On February 14, 2002, the amended registration statement on Form 10 of Trizec Properties was declared effective by the Securities and Exchange Commission and, accordingly, Trizec Properties became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Trizec Properties was a substantially wholly-owned subsidiary of TrizecHahn Corporation (“TrizecHahn”), an indirect wholly-owned subsidiary of Trizec Canada Inc. A plan of arrangement (the “Reorganization”) was approved by the TrizecHahn shareholders on April 23, 2002 and on May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties commenced regular trading on the New York Stock Exchange.

The accompanying financial statements include, on a consolidated and combined consolidated basis, the U.S. assets of TrizecHahn, substantially all of which are owned and operated by Trizec Properties and Trizec R & E Holdings, Inc. (“TREHI”, formerly known as TrizecHahn Developments Inc.), TrizecHahn’s two primary U.S. operating and development companies. As described in Note 14, on March 14, 2002, TREHI was contributed to Trizec Properties. Prior to March 14, 2002, TREHI was a wholly-owned subsidiary of TrizecHahn. Accordingly, the organization presented in these financial statements was not a legal entity for 2000, 2001 or the entire 2002 year.

The Corporation operated as separate stand alone entities prior to the Reorganization date and, as such, no additional expenses incurred by TrizecHahn or its related entities were, in management’s view, necessary to be allocated to the Corporation for the periods prior to the Reorganization. However, the financial results prior to the Reorganization are not necessarily indicative of future operating results and no adjustments have been made to reflect possible incremental changes to the cost structure as a result of the Reorganization. The incremental charges will include, but are not limited to, additional senior management compensation expense to supplement the existing senior management team and internal and external public company corporate compliance costs.

The Corporation operates primarily in the U.S. where it owns, manages and develops office buildings and mixed-use properties. At December 31, 2002, it had ownership interests in and managed a high-quality portfolio of 72 U.S. office properties concentrated in the central business districts of seven major U.S. cities. In addition, the Corporation has completed the development and is stabilizing its three retail/entertainment projects (one of which was sold on January 15, 2003). At the end of 2000, Trizec Properties decided that it would elect to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the “Code”), commencing in 2001.

2.	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying financial statements include the combined accounts of Trizec Properties and TREHI and of all subsidiaries in which they have a controlling interest. Prior to the contribution of TREHI to Trizec Properties, both Trizec Properties and TREHI were indirect wholly-owned subsidiaries under the common control of TrizecHahn. The accompanying financial statements have been presented using TrizecHahn’s historical cost basis. All significant intercompany balances and transactions have been eliminated.

For presentation purposes, the Corporation refers to and describes the accompanying financial statements at December 31, 2002 and 2001 and for each year ended December 31, 2002, 2001 and 2000 as consolidated.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

b.	Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts will differ from those estimates used in the preparation of these financial statements.

c.	Real Estate

Rental properties are recorded at cost, less accumulated depreciation. The cost of buildings and improvements includes the purchase price of the property, legal fees and acquisition costs. Depreciation of rental properties is determined using the straight-line method over a 40 year estimated useful life period, subject to the terms of any respective ground leases.

Properties under development consist of rental properties under construction and are recorded at cost, reduced for impairment losses where appropriate. Properties are classified as properties under development until the property is substantially completed and available for occupancy, at which time such properties are classified as rental properties. The cost of properties under development includes costs incurred in connection with their acquisition, development and construction. Such costs consist of all direct costs including interest on general and specific debt and other direct expenses.

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

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Pursuant to the provisions of SFAS No. 144, properties meeting the specific criteria of SFAS No. 144 are classified as held for disposition. At December 31, 2001, the Corporation had designated certain properties as held for disposition pursuant to SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. The transition rules of SFAS No. 144 require that such properties continue to be accounted for pursuant to SFAS No. 121 if at December 31, 2002, these properties have met the criteria set forth in SFAS No. 144.

Properties held for disposition are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Estimated fair value is determined based on management’s estimate of amounts that would be realized if the property were offered for sale in the ordinary course of business assuming a reasonable sales period and under normal market conditions. Carrying values are reassessed at each balance sheet date. Implicit in management’s assessment of fair values are estimates of future rental and other income levels for the properties and their estimated disposal dates. Due to the significant uncertainty in determining fair value, actual proceeds realized on the ultimate sale of these properties will differ from estimates and such differences could be material. Depreciation ceases once a property is classified as held for disposition.

Tenant improvements are deferred and amortized on a straight-line basis over the term of the respective lease.

Maintenance and repair costs are expensed against operations as incurred. Planned major maintenance activities (for example: roof replacement and the replacement of heating, ventilation, air conditioning and other building systems), significant building improvements, replacements and major renovations, all of which improve or extend the useful life of the properties, are capitalized to rental properties and amortized over their estimated useful lives.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

c.	Real Estate (Cont’d)

Furniture, equipment and certain improvements are depreciated on a straight-line basis over periods of up to 10 years.

d.	Revenue Recognition

The Corporation has retained substantially all of the benefits and risks of ownership of its rental properties and therefore accounts for leases with its tenants as operating leases. Rental revenues include minimum rents and recoveries of operating expenses and property taxes. Recoveries of operating expenses and property taxes are recognized in the period the expenses are incurred.

The Corporation reports minimum rental revenue on a straight-line basis, whereby the known amount of cash to be received under a lease is recognized into income, over the term of the respective lease. The amount by which straight-line rental revenue exceeds minimum rents collected in accordance with the lease agreements is included in deferred rent receivables. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The impact of the straight-line adjustment increased rental revenue by $35,099, $20,888 and $25,534 for the years ended December 31, 2002, 2001 and 2000, respectively.

Certain tenants are required to pay overage rents based on sales over a stated base amount during the lease year. The Corporation recognizes overage rents only when each tenant’s actual sales exceed the stated base amount.

Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Corporation, income from tenants for early lease termination and income from ancillary operations from the retail/entertainment properties.

Revenue is recognized on payments received from tenants for early lease terminations after the Corporation determines that all the necessary criteria have been met in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”.

The Corporation provides an allowance for doubtful accounts representing that portion of tenant, other and deferred rent receivables which are estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Corporation.

The Corporation recognizes property sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”. The Corporation generally records the sales of operating properties using the full accrual method at closing when the earnings process is deemed to be complete. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

Deferred revenue in respect of building telecommunication and service provider license agreements is recognized to income over the effective term of the license agreements. If a license agreement is terminated early, any remaining unamortized balance is recognized in income at that time.

e.	Investments

The Corporation accounts for its investments in unconsolidated real estate entities using the equity method of accounting whereby the cost of an investment is adjusted for the Corporation’s share of equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each entity is allocated in accordance with the provision of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of the Corporation’s investment in the respective entities and the Corporation’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets, as applicable.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

e.	Investments (Cont’d)

Investments in which the Corporation does not exercise significant influence are accounted for by the cost method. Income is recognized only to the extent of dividends or cash received.

The carrying value of investments which the Corporation determines to have an impairment in value considered to be other than temporary are written down to their estimated realizable value.

Marketable equity securities are accounted for in accordance SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized gains and losses on marketable equity securities that are designated as available-for-sale are included in accumulated other comprehensive (loss) income.

Investments in securities of non-publicly traded companies are recorded at cost as they are not considered marketable under SFAS No. 115. The equity securities which relate to building telecommunication and service provider license agreements and other non-publicly traded investments are included in prepaid expenses and other assets.

Mortgages receivable collateralized by real estate are carried at cost. The Corporation reviews, on a regular basis but not less than annually, or when events or circumstances occur, its mortgages receivable for impairment. Impairment is recognized when the carrying values of the mortgages receivable will not be recovered either as a result of the inability of the underlying assets’ performance to meet the contractual debt service terms of the underlying debt or the fair values of the collateral assets are insufficient to cover the obligations and encumbrances, including the carrying values of the mortgages receivable, in a sale between unrelated parties in the normal course of business. When a mortgage is considered impaired, an impairment charge is measured based on the present value of the expected future cash flows discounted at the effective rate of the mortgage or if the cash flows cannot be predicted with reasonable reliability, then the impaired mortgage is valued at the fair value of the underlying collateral. Interest income is generally recognized based on the terms and conditions of the mortgages receivable. Interest income ceases to be recognized when the underlying assets do not meet the contractual terms of the mortgages receivable, and are delinquent for a 90 day period. At such time interest income is generally recognized on a cash basis as payments are received.

f.	Income Taxes

In December 2000, Trizec Properties determined that it would elect to be taxed as a REIT pursuant to Sections 856 through 860 of the Code, commencing in 2001. The REIT election was effective with the filing of the Corporation’s 2001 tax return. In general, a corporation that distributes at least 90% of its REIT taxable income to its shareholders in any taxable year, and complies with certain other requirements (relating primarily to its organization, the nature of its assets and the sources of its revenues) is not subject to United States federal income taxation to the extent of the income which it distributes. Trizec Properties believes that it meets the qualifications for REIT status as of December 31, 2002 and December 31, 2001. For the years ended December 31, 2002 and 2001, the Corporation distributed 100% of its REIT taxable income to its shareholders. Accordingly, no provision has been made in the consolidated financial statements for federal income taxes for the years ended December 31, 2002 and 2001 in respect of Trizec Properties. The Corporation is subject to state and local income taxes and to federal income tax and excise tax on its undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries (“TRS”), and from foreign entities, are subject to federal, state, local and foreign income taxes.

In connection with its election to be taxed as a REIT, Trizec Properties also elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on Trizec Properties’ assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. Such net unrealized gains are estimated to be approximately $2.3 billion. Management currently believes that Trizec Properties will not incur a material amount of such taxes on built-in gains during the ten-year period as substantially all of its assets are not held for disposition and due to the potential for Trizec Properties to make non-taxable asset dispositions, such as like-kind exchanges.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

f.	Income Taxes (Cont’d)

TRS deferred income taxes, where applicable, and deferred income taxes in respect of Trizec Properties in 2000, are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

g.	Cash and Cash Equivalents

Cash and cash equivalents consist of currency on hand, demand deposits with financial institutions, and short-term highly-liquid investments with an original maturity of 90 days or less.

h.	Escrows and Restricted Cash

Escrows consist primarily of amounts held by lenders to provide for future property tax expenditures and tenant improvements. In addition, during the years 2002 and 2001 and at December 31, 2000, escrows included net proceeds, intended to be reinvested, from sale of real estate assets intended to qualify for tax deferred gain recognition under Section 1031 of the Code. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of specific obligations.

i.	Deferred Charges

Deferred charges include deferred finance and leasing costs. Costs incurred to obtain financing are capitalized and amortized into interest expense on a straight-line basis, which approximates the effective yield method, over the term of the related debt.

All direct and indirect leasing costs, including a portion of estimated internal leasing costs associated with the rental of properties, are capitalized and amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the related lease.

j.	Derivative Instruments

The Corporation uses interest rate cap and swap agreements to manage risk from fluctuations in interest rates. Prior to January 1, 2001 the Corporation accounted for interest rate cap contracts as hedges and, as a result, the carrying values of the financial instruments were not adjusted to reflect their current market values. Any amounts receivable or payable arising from interest rate cap contracts were recognized as an adjustment of interest expense. Premiums paid to arrange interest rate cap contracts were deferred and amortized to interest expense over the term of the contracts. Under interest rate swap agreements, payments or receipts were recognized as adjustments to interest expense. The Corporation believes these agreements are with counterparties who are creditworthy financial institutions.

The Corporation adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and SFAS No. 138 (collectively, “SFAS No. 133”), as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Corporation’s combined consolidated balance sheet at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported through the statement of operations. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is recognized in other comprehensive (loss) income until the forecasted transactions occur, and the ineffective portions are recognized in the statement of operations.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

j.	Derivative Instruments (Cont’d)

Upon early termination of a derivative instrument that has been designated as a hedge, the resulting gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated instrument.

The Corporation uses certain interest rate protection agreements to manage risks from fluctuations in variable interest rates, as well as to hedge anticipated future financing transactions. Upon adoption of SFAS No. 133, the Corporation recorded an asset of approximately $709 (included in prepaid expenses and other assets) and recorded a liability of approximately $709 (included in other accrued liabilities) related to the fair values of these agreements. In addition, the Corporation expensed deferred charges of $280 related to these agreements. This was reflected in net income as a cumulative effect of a change in accounting principle. The Corporation’s derivatives also include investments in warrants to purchase shares of common stock of other public companies. Based on the terms of the warrant agreements, the warrants meet the definition of a derivative and accordingly must be marked to fair value with the impact reflected in the statement of operations. Prior to January 1, 2001, the Corporation had been recording the warrants at fair value through accumulated other comprehensive (loss) income as available-for-sale securities under SFAS No. 115. Upon adoption of SFAS No. 133, the Corporation reclassified $4,351, the unrealized holding loss in respect of the warrants, from accumulated other comprehensive (loss) income to a cumulative effect of a change in accounting principle.

For the year ended December 31, 2002, the Corporation recorded derivative losses of $180 (2001 — $456, 2000 — $0) through the statement of operations, which included the total ineffectiveness of all cash flow hedges. The Corporation also recorded a derivative loss and write-down of $15,371 for the year ended December 31, 2001, that has been included in provision for and loss on investments in the statement of operations. For the year ended December 31, 2002, the Corporation recorded unrealized derivative loses through other comprehensive income of $15,229 (2001 — $1,818; 2000 — $0). The Corporation expects that no material amounts will be reclassified from other comprehensive (loss) income into earnings within the next twelve months.

k.	Fair Value of Financial Instruments

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

The estimated fair value of the investment in Sears Tower is determined by the value of the underlying property, which is based on estimated future cash flow, expected risk adjusted rates of return and other factors all of which are subject to uncertainty. Accordingly, other fair values are possible.

The carrying amounts of cash and cash equivalents, escrows and restricted cash, accounts receivable, other assets, and accounts payable and accrued liabilities approximate their fair value due to the short maturities of these financial instruments.

l.	Minority Interest

The Corporation owns 100% of the general partner units and 98% of the limited partnership units (“Units”) at December 31, 2002 (December 31, 2001 — 100% and 98%, respectively) of TrizecHahn Mid-Atlantic Limited Partnership (the “Partnership”). The remaining Units are held by unrelated limited partners who have a right to redeem their Units before 2012, at a redemption value equal to the fair market value of an equivalent number of shares of Common Stock of Trizec Properties. Upon redemption of the Units the Partnership is required to pay cash to the holder in an amount equal to the redemption value, or the Corporation has the option of triggering the effective issuance of freely tradable shares of Common Stock of

Notes to the Financial Statements
 $ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

l.	Minority Interest (Cont’d)

Trizec Properties. The redemption value of the outstanding Units is $2,540 at December 31, 2002 (December 31, 2001 — $4,386).

The change in redemption value is recorded as an allocation to minority interest in the consolidated statements of operations.

m.	Stock Based Compensation

The Corporation accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB No. 25”). For stock option grants, under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation’s Common Stock at the date of grant over the exercise price of the options granted. This compensation cost, if any, is recognized into income over the vesting period. Except as detailed in Note 16 (a) in which options were granted in connection with the Reorganization, the Corporation’s policy is to grant options with an exercise price equal to the quoted market price of the Corporation’s Common Stock. Stock option grant expense of $5,214, $0 and $0 was recognized for the years ended December 31, 2002, 2001 and 2000, respectively.

The Corporation has a compensation arrangement comprised of restricted share grants of Trizec Properties common stock (prior to the Reorganization date, TrizecHahn subordinate voting shares) which is described in Note 16. Compensation expense, based on the quoted market price of the underlying TrizecHahn shares at the date of grant, is recognized in respect of these restricted share grants over the three year vesting period of the share grants on a straight-line basis. The date of grant is the date the shares of TrizecHahn were purchased and placed into a trust for the employees. The unamortized portion is included in consolidated shareholders’ equity as unearned compensation. Under certain circumstances defined in the arrangement, these shares can revert back to the Corporation. Such shares are recorded as treasury stock at the unamortized unearned compensation amount related to those shares.

The following reconciles net (loss) income available to common shareholders to pro forma net (loss) income available to common shareholders under SFAS No. 123 and presents reported earnings per share (“EPS”) and pro forma EPS.

	For the year ended December 31

	2002	2001	2000

Net (loss) income available to common shareholders, as reported	$(188,783)	$(152,491)	$382,996
Add back:
Stock option grant expense, as reported	5,214	—	—
Deduct:
Stock option expense, pro forma	(11,791)	—	—

Pro forma net (loss) income available to common shareholders	$(195,360)	$(152,491)	$382,996

		Proforma

EPS:
Basic, as reported	$(1.26)	$(1.02)	$2.56

Basic, pro forma	$(1.31)	$(1.02)	$2.56

Diluted, as reported	$(1.26)	$(1.02)	$2.53

Diluted, pro forma	$(1.31)	$(1.02)	$2.53

Notes to the Financial Statements
 $ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

m.	Stock Based Compensation (Cont’d)

The pro forma stock option expense presented above may not be indicative of future periods expense due to the effects of the options issued in connection with the Reorganization.

n.	Recent Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standards Board (“FASB”) issued 145, “Rescission of SFAS 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS No. 145 is effective for transactions occurring subsequent to May 15, 2002. SFAS No. 145 will not have any impact on the Corporation, other than the classification of loss on early debt retirement which was previously shown as extraordinary item.

On June 28, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities of a business. Additionally, SFAS 146 addresses restructuring activities and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for transactions initiated after December 31, 2002. The Corporation will adopt this standard on January 1, 2003 and expects no impact with respect to the adoption of this standard.

On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, amending SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements.

SFAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN No. 45 are effective with respect to the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Corporation does not expect the requirements of FIN No. 45 to have a material impact on results of operations, financial position or liquidity.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

n.	Recent Accounting Pronouncements (Cont’d)

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any of the Corporation’s unconsolidated real estate joint ventures that may qualify as a VIE, provisions of this interpretation are effective for financial reports that contain interim periods beginning after June 15, 2003. The Corporation is currently assessing all investments in unconsolidated real estate joint ventures to determine whether the adoption of this interpretation will have a material impact on results of operations, financial position or liquidity.

o.	Earnings Per Share

Basic and diluted earnings per share are computed by dividing the net (loss) income available to common shareholders by the weighted average shares and diluted shares outstanding for each period.

After giving effect to the Reorganization, on May 8, 2002, the Corporation had 149,849,246 shares of Common Stock outstanding. Pursuant to SFAS No. 128, “Earnings Per Share”, in determining the weighted average number of shares, it is assumed that these shares had been issued at the beginning of each period presented. Additionally, the options and warrants issued in connection with the Reorganization have been assumed to be issued at the beginning of each period presented. For the years ended December 31, 2001 and 2000, the dilutive effect, if any, of the options and warrants has been calculated based on the price of the Corporations’ Common Stock on May 8, 2002, or $16.82 per share.

p.	Reclassifications

Certain reclassifications of prior period amounts have been made to the statements of operations, including the effects for the adoption of SFAS No. 144. These reclassifications have been made in the financial statements to conform to the 2002 presentation. These reclassifications have not changed the results of operations for the years ended December 31, 2001 and 2000.

3.	REAL ESTATE

The Corporation’s investment in real estate is comprised of:

	December 31

	2002	2001

Properties
Held for the long term	$4,650,219	$4,329,889
Held for disposition	173,444	630,558

	$4,823,663	$4,960,447

Notes to the Financial Statements
 $ thousands, except share and per share amounts

3.	REAL ESTATE (CONT’D)

a.	Properties — Held for the Long Term

	December 31

	2002	2001

Rental properties
Land	$604,156	$519,682
Buildings and improvements	4,213,380	3,866,714
Tenant improvements	347,346	250,824
Furniture, fixtures and equipment	13,060	14,060

	5,177,942	4,651,280
Less: accumulated depreciation	(552,933)	(432,562)

	4,625,009	4,218,718
Properties under development	—	82,515
Properties held for development	25,210	28,656

	$4,650,219	$4,329,889

b.	Properties — Held for Disposition

	December 31

	2002	2001

Rental properties	$159,738	$275,983
Properties under development	—	306,630
Properties held for development	13,706	47,945

	$173,444	$630,558

Properties held for disposition include certain properties that the Corporation has decided to dispose of in an orderly manner over a reasonable sales period.

(i)	The Corporation initially designated properties as held for disposition at December 31, 2000, and designated additional properties as held for disposition during the year ended December 31, 2001. These assets are subject to the transition rules of SFAS No. 144, and, accordingly, the Corporation continues to account for these properties pursuant to SFAS No. 121.

Properties held for disposition at December 31, 2001, included three retail/entertainment properties, three technology center development properties, two non-core office properties and certain retail non-operating assets. During the year ended December 31, 2002, two of the retail/entertainment properties and one of the technology properties were reclassified to properties held for the long term, and the two non-core office properties, two of the technology properties and the retail non-operating assets were sold. In addition, the Corporation acquired 151 Front Street from TrizecHahn which had been designated as held for disposition in accordance with SFAS 121 (see Note 14). As a result, at December 31, 2002, one retail/entertainment property and 151 Front Street remain as held for disposition in accordance with SFAS 121 with the results of operations included in continuing operations. The results of operations for these two properties owned by the Corporation at December 31, 2002 and the two non-core office properties that had been designated and were sold during 2002 are included, through the date of sale, in revenue and expenses of the Corporation. The following summarizes the condensed results of operations for these properties.

F-22

Notes to the Financial Statements
 $ thousands, except share and per share amounts

3.	REAL ESTATE (CONT’D)

b.	Properties — Held for Disposition (Cont’d)

	For the years ended December 31

	2002	2001	2000

Rentals	$24,593	$8,449	$3,179
Interest	120	254	15

Total Revenue	24,713	8,703	3,194
Operating expenses	(7,814)	(2,265)	(583)
Property taxes	(2,420)	(836)	(253)
Interest expense	(4,115)	(699)	(275)
Depreciation and amortization	(65)	(513)	(138)

Net income	$10,299	$4,390	$1,945

(ii)	Subsequent to January 1, 2002, the Corporation designated five office properties as held for disposition pursuant to SFAS 144. During 2002, three of these properties were sold, and at December 31, 2002, two of the properties remained as held for disposition. Accordingly, the results of operations, through the date of sale, and the gains on disposition for these five office properties, for all periods presented, have been reported as discontinued operations. The following summarizes the condensed results of operations for these properties, excluding the gain on disposition.

	For the years ended December 31

	2002	2001	2000

Rentals	$17,707	$19,093	$20,484
Interest	58	51	49

Total Revenues	17,765	19,144	20,533
Operating expenses	(5,598)	(6,230)	(6,178)
Property taxes	(1,432)	(1,557)	(1,629)
Interest expense	(2,717)	(3,938)	(5,299)
Depreciation and amortization	(4,806)	(4,019)	(3,838)

Income from discontinued operations	$3,212	$3,400	$3,589

c.	Ground Lease Obligations

Properties carried at a net book value of approximately $553,571 at December 31, 2002 (December 31, 2001 — $841,679) are situated on land subject to lease agreements expiring in the years 2017 to 2086. Minimum land rental payments for each of the next five years and thereafter are as follows:

Years ending December 31, 2003	$1,737
2004	1,739
2005	1,739
2006	1,755
2007	1,867
Thereafter	256,169

$265,006

Additional rent is payable under certain land lease agreements based on rental revenue or net cash flow from properties. Included in operating expenses for the year ended December 31, 2002 is $3,784 of ground lease payments (December 31, 2001 — $5,120; 2000 — $3,646).

Notes to the Financial Statements
 $ thousands, except share and per share amounts

3.	REAL ESTATE (CONT’D)

d.	Future Minimum Rents

Future minimum rentals to be received under non-cancelable tenant leases in effect at December 31, 2002, excluding operating expense recoveries, are as follows:

Years ending December 31, 2003	$634,284
2004	585,519
2005	528,642
2006	469,198
2007	386,269
Thereafter	1,247,722

$3,851,634

e.	Acquisitions

During the years presented, the Corporation acquired the following properties:

(i)	Acquisitions during the year ended December 31, 2002

				Total
			Rentable	Acquisition
Date Acquired	Property	Location	Sq.ft.	Cost

			(unaudited)
April 12	151 Front Street	Toronto, ON	272,000	$29,115
June 3	10 and 120 Riverside - acquisition of
	ground lease and other obligations	Chicago, IL		7,150
June 4	Ernst & Young Plaza	Los Angeles, CA	1,252,000	115,112

				$151,377

On June 4, 2002, the Corporation obtained control of Ernst & Young Plaza by acquiring the remaining 75% interest it did not own. The Corporation paid $35,946 in cash and assumed $79,166 in debt related to the 75% interest acquired. In addition, the Corporation transferred $26,389 in debt related to its pro rata share of the joint venture debt, $1,386 in net working capital and $13,514 from investment in unconsolidated real estate joint ventures. The Corporation has consolidated the results of operations from June 4, 2002.

The Corporation acquired 151 Front Street from TrizecHahn, a related party, and, accordingly, the acquisition has been recorded at TrizecHahn’s historical cost basis (see Note 14).

(ii)	Acquisitions during the year ended December 31, 2001

				Total
			Rentable	Acquisition
Date Acquired	Property	Location	Sq.ft.	Cost

		(unaudited)
May 11	Two Ballston Plaza	Arlington, VA	222,000	$44,530
May 15	550 West Washington	Chicago, IL	372,000	77,335
May 24	1225 Connecticut, N.W	Washington, DC	224,000	59,875
November 10	10 and 120 Riverside - acquisition of
	ground lease and other obligations	Chicago, IL	—	21,000

				$202,740

Notes to the Financial Statements
 $ thousands, except share and per share amounts

3.	REAL ESTATE (CONT’D)

e.	Acquisitions (Cont’d)

(iii)	Acquisitions during the year ended December 31, 2000

			Total Acquisition
Date Acquired	Development Sites	Location	Cost

September 29	Valley Industrial Park	Seattle, WA	$46,791
October 15	150 and 200 Inner Belt Road	Boston, MA	27,589
October 16	Clybourn Center	Chicago, IL	11,967

			$86,347

f.	Cost to complete

Expenditures required to complete properties under development are estimated at $0 at December 31, 2002 (December 31, 2001 — $53,244).

Notes to the Financial Statements
 $ thousands, except share and per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES

The Corporation participates in incorporated and unincorporated joint ventures, limited liability companies and partnerships with other venturers in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.

a.	The following is a summary of the Corporation’s ownership in unconsolidated real estate joint ventures:

		Corporation’s Economic
		Interest(1)

		December 31

Entity(6)	Property and Location	2002	2001

Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
WHTCP Realty L.L.C.(2)	Ernst & Young Plaza, Los Angeles, CA	100%	25%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, LP	Bank One Center, Dallas, TX	50%	50%
Trizec New Center Development
Associates (a Partnership)	New Center One, Detroit, MI(5)	67%	67%
1114 TrizecHahn-Swig, L.L.C	The Grace Building, New York, NY	50%	50%
1141 TrizecHahn-Swig, L.L.C	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig
L.L.C./1460 Fee TrizecHahn Swig
L.L.C	1460 Broadway, New York, NY	50%	50%
TrizecHahn Waterview LP	Waterview Development, Arlington, VA	80%	80%
TrizecHahn Hollywood Hotel L.L.C.(3)	Hollywood & Highland Hotel, Los Angeles, CA	91.5%	84.5%
Aladdin Bazaar L.L.C.(4)	Desert Passage, Las Vegas, NV	100%	100%

(1)	The amounts shown above approximate the Corporation’s economic ownership interest for the periods presented. Cash flow from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions. The Corporation’s legal ownership may differ.

(2)	On June 4, 2002, the Corporation, as described in Note 3, acquired the 75% interest in this property it did not already own. The Corporation consolidates this property.

(3)	On September 26, 2002, the Corporation’s ownership increased to 91.5%.

(4)	On March 30, 2001, Aladdin Bazaar L.L.C.’s operating agreement was amended. The amendment, among other provisions, gave the Corporation sole authority to market and sell the property and terminated the other partner’s right to participate in the management or control of the shopping center. As of April 1, 2001, the Corporation accounts for the property and its operations under the consolidation method of accounting.

(5)	This property was sold on February 24, 2003.

(6)	The Corporation is reviewing these investments in order to assess the impact, if any, of applying FIN 46 for reporting periods beginning after June 15, 2003.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES (CONT’D)

b.	Unconsolidated Real Estate Joint Venture Financial Information

The following represents combined summarized financial information of the unconsolidated real estate joint ventures. The joint ventures that contribute more than 10% of net income have been itemized in the table below.

Balance Sheet

	December 31

	2002				2001

		Hollywood &				Hollywood &	Other
	New Center	Highland	Other Joint		New Center	Highland	Joint
	One	Hotel	Ventures	Total	One	Hotel	Ventures	Total

Assets
Real estate, net	$11,056	$79,818	$632,552	$723,426	$38,858	$114,519	$783,151	$936,528
Other assets	1,267	5,517	146,271	153,055	2,847	7,386	188,327	198,560

Total assets	12,323	85,335	778,823	876,481	41,705	121,905	971,478	1,135,088

Liabilities
Mortgage debt and other loans	22,782	100,874	461,977	585,633	25,845	77,583	585,268	688,696
Other liabilities	580	1,505	35,068	37,153	1,624	11,005	56,288	68,917
Partner’s equity	(11,039)	(17,044)	281,778	253,695	14,236	33,317	329,922	377,475

Total liabilities and equity	$12,323	$85,335	$778,823	$876,481	$41,705	$121,905	$971,478	$1,135,088

Corporation’s Share of Equity				$220,583				$289,242

Corporation’s Share of Mortgage Debt				$343,662				$351,063

Notes to the Financial Statements
 $ thousands, except share and per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES (CONT’D)

Statements of Operations

	For the Years Ended December 31

	2002				2001

		Hollywood &	Other			Hollywood &
	New Center	Highland	Joint		New	Highland	Other Joint
	One	Hotel	Ventures	Total	Center One	Hotel	Ventures	Total

Rentals	$9,071	$14,266	$180,871	$204,208	$9,747	$—	$196,560	$206,307
Interest	27	16	1,081	1,124	111	83	2,638	2,832

Total Revenues	9,098	14,282	181,952	205,332	9,858	83	199,198	209,139

Expenses
Operating and other	4,344	12,944	82,268	99,556	4,950	6	89,588	94,544
Interest	2,029	6,239	35,352	43,620	2,322	—	46,901	49,223
Depreciation and amortization	1,344	1,651	28,602	31,597	2,157	—	31,439	33,596

Total expenses	7,717	20,834	146,222	174,773	9,429	6	167,928	177,363

Income before provision for loss on real estate	1,381	(6,552)	35,730	30,559	429	77	31,270	31,776
Provision for loss on real estate	(26,750)	(42,423)	—	(69,173)	—	(51,801)	—	(51,801)

Net (loss) income	$(25,369)	$(48,975)	$35,730	$(38,614)	$429	$(51,724)	$31,270	$(20,025)

Corporation’s share of net (loss) income				$(47,631)				$(33,948)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Years Ended December 31

	2000

		Hollywood &	Other
	New Center	Highland	Joint
	One	Hotel	Ventures	Total

Rentals	$7,088	$—	$195,108	$202,196
Interest	101	125	2,813	3,039

Total Revenues	7,189	125	197,921	205,235

Expenses
Operating and other	3,541	—	88,478	92,019
Interest	1,868	—	53,503	55,371
Depreciation and amortization	949	—	25,519	26,468

Total expenses	6,358	—	167,500	173,858

Income before provision for loss on real estate	831	125	30,421	31,377
Provision for loss on real estate	—	—	(24)	(24)

Net (loss) income	$831	$125	$30,397	$31,353

Corporation’s share of net (loss) income				$19,417

The joint ventures that own New Center One and Hollywood and Highland hotel have recorded provision for losses to the carrying values of these properties. The Corporation’s pro rata share of these provisions for loss was $58,880, $46,900 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

As of December 31, 2002, a non-recourse loan secured by New Center One in Detroit, MI, which is held in a joint venture, was in default. On February 25, 2002, the joint venture sold the property and repaid the loan.

c.	Liability for Obligations of Partners

The Corporation is contingently liable for certain obligations of its partners. In each case, all of the assets of the venture are available for the purpose of satisfying such obligations. The Corporation had guaranteed or was otherwise contingently liable for approximately $10,499 as of December 31, 2002 (December 31, 2001 – $12,968) of its partners’ share of recourse property debt.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

5.	INVESTMENT IN SEARS TOWER

Mortgage Receivable

On December 3, 1997, the Corporation purchased a subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois, for $70 million and became the residual beneficiary of the trust that holds title to the Sears Tower. The balance of the mortgage, including accrued interest, was $294 million at acquisition. At December 31, 2002, the Sears Tower was held by a trust established for the benefit of an affiliate of Sears, Roebuck and Co. (“Sears”). The Trust had a scheduled termination date of January 1, 2003, at which time the assets of the Trust, subject to a participating first mortgage, were to be distributed to the Corporation as the residual beneficiary. The Corporation is awaiting the conveyance of title from Sears. The Corporation anticipates that, upon conveyance of the title, it will consolidate the assets, liabilities and results of operations.

The Corporation’s mortgage is subordinate to an existing non-recourse participating first mortgage and is subject to other participating interests. The first mortgage is serviced only to the extent of available cash flow. Beginning in 2002, certain minimum interest payments were required under the terms of the participating first mortgage. The minimum interest payment for 2002 was $37,500, increasing to $51,900 per year for 2003 and 2004. The maturity date for this mortgage is July 2005. On or after July 2, 2005, the owner of the Sears Tower may, in connection with the retirement of the first mortgage, elect to have the Sears Tower appraised to determine the repayment amount of the participating interests of the first mortgage lender as well as all subordinate interests through an appraisal process. Excluding the lender’s participating interest in cash flow, the balance of the first mortgage, including accrued interest was $769,153 at December 31, 2002 (December 31, 2001 – $778,903).

The subordinated mortgage held by the Corporation, which matures in July 2010, had a balance, including accrued interest, of $380,437 at December 31, 2002, (December 31, 2001 – $363,065) and has certain participation rights to the extent of available cash flow. Since acquisition, the Corporation has not been accruing interest income on the subordinated mortgage due to uncertainty regarding ultimate collection of interest. Had the Corporation accrued interest on the mortgage receivable, interest income would have been increased by $17.4 million for the years ended December 31, 2002, 2001 and 2000. The Corporation has determined, based on an external appraisal of the underlying property, that its investment is impaired. The Corporation estimates that the fair value of the Sears Tower is insufficient to cover both the encumbrances senior to the Corporation’s position and the entire carrying value of the investment. Accordingly, in 2002, a loss provision of $48.3 million was recorded to reduce the carrying value to its estimated fair value of $23.6 million.

6.	DEFERRED CHARGES

Deferred charges consist of the following:

	December 31

	2002	2001

Leasing costs	$158,101	$147,570
Financing costs	51,025	39,156

	209,126	186,726
Less: Accumulated amortization	(64,999)	(48,672)

	$144,127	$138,054

Notes to the Financial Statements
 $ thousands, except share and per share amounts

7.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY

	Properties Held for the Long Term		Properties Held for Disposition

	Weighted average		Weighted average
	interest rates at	Dec. 31,	interest rates at	Dec. 31,
	Dec. 31, 2002	2002	Dec. 31, 2002	2002

Collateralized property loans:
At fixed rates	6.74%	$2,126,211	6.99%	$25,983
At variable rates (subject to interest rate caps)	4.17%	120,000	—	—
At variable rates	2.70%	912,459	4.15%	100,559
Other loans	5.77%	60,026	—	—

	5.48%	$3,218,696	4.74%	$126,542

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Debt

	Weighted average		Weighted average
	interest rates at	Dec. 31,	interest rates at	Dec. 31,
	Dec. 31, 2002	2002	Dec. 31, 2001	2001

Collateralized property loans:
At fixed rates	6.75%	$2,152,194	6.89%	$2,106,664
At variable rates (subject to interest rate caps)	4.17%	120,000	—	—
At variable rates	2.84%	1,013,018	3.00%	886,108
Other loans	5.77%	60,026	8.10%	25,026

	5.45%	$3,345,238	5.76%	$3,017,798

In the table above, mortgage debt and other loans have been presented on a basis consistent with the classification of the underlying collateralized properties, by properties held for the long term or held for disposition. Certain of the Corporation’s loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

a.	Collateralized Property Loans

Property loans are collateralized by deeds of trust or mortgages on properties, and mature at various dates between March 2003 and May 2011. The loan maturing in March 2003 is extendable at the option of the Corporation. The carrying value, net of accumulated depreciation, of encumbered properties at December 31, 2002 was approximately $4.8 billion (December 31, 2001 – $4.3 billion).

At December 31, 2002, the Corporation has fixed the interest rates on $150 million (December 31, 2001 – $150 million) of the debt classified as fixed, in the above table, by way of interest rate swap contracts with a weighted average interest rate of 6.02% and maturing on March 15, 2008. The cost to unwind these interest swap contracts is approximately $18.5 million at December 31, 2002 (December 31, 2001 – $3.6 million).

During 2002, the Corporation entered into interest rate cap contracts expiring June 2004 on $120 million of variable rate debt that limits the underlying LIBOR interest rate to 6.5%. At December 31, 2002, the fair value of these interest rate cap contracts was nominal.

In addition, and not reclassified in the table above, during 2001, the Corporation entered into an interest rate cap contract expiring April 2004 on $584.7 million of U.S. dollar variable rate debt, which limits the underlying LIBOR rate to 11.01%. The fair value of this interest rate cap contract was nominal at December 31, 2002.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

7.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY (CONT’D)

b.	Principal Repayments

Principal repayments of debt outstanding at December 31, 2002 are due as follows:

		Collateralized Property Loans

		Properties Held for	Properties Held for
		the Long Term	Disposition	Other Loans	Total

Years ending December 31,	2003	$119,964	$75,967	$2,547	$198,478
	2004	716,062	1,279	1,259	718,600
	2005	270,074	17,391	1,362	288,827
	2006	723,063	1,097	8,590	732,750
	2007	91,167	17,715	784	109,666
Subsequent to	2007	1,238,340	13,093	45,484	1,296,917

		$3,158,670	$126,542	$60,026	$3,345,238

The estimated fair value of the Corporation’s debt approximates its carrying value at December 31, 2002, and 2001.

c.	Refinancing and loss on early retirement of debt

On May 17, 2001, the Corporation retired early $1.2 billion of existing long-term debt, which was funded through the issuance of $1.4 billion of commercial mortgage backed securities. As a consequence of these early retirements, for the year ended December 31, 2001 the Corporation recorded an extraordinary charge of $18.0 million, consisting of contractual redemption premiums of $13.8 million, and the write-off of unamortized deferred financing costs of $4.2 million.

d.	Line of Credit

The Corporation entered into a three-year, $350 million unsecured revolving credit facility with a group of banks in the fourth quarter of 2001. During the third quarter of 2002, while the Corporation believed it was in compliance with the financial covenants contained in the credit facility, the Corporation obtained from the lenders a temporary modification of the financial covenants and began active discussions to permanently modify these covenants and certain other terms. In the fourth quarter of 2002, the credit facility was amended and restated. The group of banks unanimously agreed to amend and restate the facility as a collateralized facility. Generally, in exchange for the receipt of collateral, the banks agreed to provide more flexible financial covenants than had been originally negotiated. The financial covenants, as defined in the credit facility, include the quarterly requirements for total leverage ratio not to exceed 65%, with the exception that the total leverage ratio may reach 67.5% for one calendar quarter in 2003, the requirement for the interest coverage ratio to be greater than 2.0 times and the requirement for the net worth to be in excess of $1.5 billion. At December 31, 2002, the Corporation was in compliance with these financial covenants. Certain conditions of the amended credit facility may restrict the amount eligible to be borrowed at any time. At December 31, 2002, the amount eligible to be borrowed was $320 million and $90 million was outstanding under this facility (December 31, 2001 – $0).

e.	Limitations on Indebtedness

The Corporation conducts its operations through various subsidiaries which are party to loan agreements containing provisions that require the maintenance of financial ratios and impose limitations on additional indebtedness and possible distributions in respect of capital stock.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

7.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY (CONT’D)

f.	Guarantees of Indebtedness

At December 31, 2001, $241,616 of guarantees in connection with mortgage debt and other loans, including the Corporation’s pro rata share of certain unconsolidated joint venture debt, had been provided by TrizecHahn Office Properties, Limited (“THOPL”) and/or TrizecHahn Holdings Limited, both related parties. As a consequence of the Reorganization, these guarantees have been assumed by the Corporation.

8.	REORGANIZATION COSTS

Based on the strategic plan adopted at the end of 2000, the Corporation targeted general and administrative expense savings from the benefits to be derived from both functional and office location consolidations. As a result of a comprehensive review of its operations during 2001 for this purpose, the Corporation initiated a reorganization plan to simplify its management structure and centralize accounting, payroll and information services functions in Chicago. The reorganization plan resulted in the separation of approximately 150 employees, exclusive of any new hires, by the end of 2002.

During the year ended December 31, 2001, the Corporation recorded as reorganization costs, a pre-tax charge of $15,922 to provide for employee severance, benefits and other costs associated with implementing the reorganization plan. Included in this charge are $2,201 of non-cash costs which represent the accelerated recognition of a portion of the entitlements pursuant to the escrowed share grant arrangement for certain employees ($1,196) and the write-off of furniture, fixtures and leasehold costs at redundant locations ($1,005). Also included in this charge is a non-cash donation expense related to the issuance and donation of 400 shares of Trizec Properties common stock, par value $0.01, to each of 100 charitable organizations for REIT qualification purposes. The aggregate 40,000 shares of Common Stock have been estimated by management to have a fair value of approximately $2,000.

During 2000, the Corporation recorded $4,200 for employee severance and benefits associated with the planned wind-down of the retail/entertainment business. In addition, the Corporation incurred $2,480 of incremental professional advisory fees in order to explore certain strategic transactions and costs incurred to qualify as a REIT.

As a result of the completion of the reorganization and office centralization, during the fourth quarter of 2002, the Corporation reviewed the remaining liability based on future estimated expenditures and, accordingly, has reduced its accrual for anticipated expenditures by $3,260. At December 31, 2002, an amount of $3,482 (December 31, 2001 - $18,345) was included in other accrued liabilities with respect to these liabilities.

9.	PROVISION FOR LOSS ON REAL ESTATE

At December 31, 2002, the Corporation owned three retail/entertainment properties. The Hollywood & Highland complex (including the hotel) in Los Angeles, California and Paseo Colorado in Pasadena, California opened in the fourth quarter of 2001. Desert Passage in Las Vegas, Nevada opened in 2000. At December 31, 2001, the properties had been classified as held for disposition.

Hollywood & Highland and Desert Passage depend on tourism for a significant portion of their visitors. The September 11, 2001 terrorist attacks and the continuing threat of terrorism have impacted the levels of visitors at both projects. Further, the unaffiliated owners of the Aladdin Hotel and Casino, which adjoins Desert Passage, filed for Chapter 11 reorganization in September 2001 and continues to operate while under the supervision of the bankruptcy court. External appraisals indicated that the value of these properties and residual lands had declined as of December 31, 2001. Accordingly, the Corporation recorded a provision for loss in the fourth quarter of 2001 to reduce the carrying value of these properties in the amount of $239.4 million , including $46.9 million for the hotel component of Hollywood & Highland, which represents the corporation’s pro rata share of the provision for loss which is recorded in (loss) income from unconsolidated real estate joint ventures.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

9.	PROVISION FOR LOSS ON REAL ESTATE (CONT’D)

The results of operations of both projects did not meet the levels expected in 2002 and the Corporation believes the fair value of these properties has declined further. Accordingly, an additional provision for loss in the amount of $238.4 million, consisting of $181.4 million for Hollywood & Highland (including $38.9 million for the hotel) and $57.0 million for Desert Passage, was recorded in the quarter ended September 30, 2002, based on internal valuations. Further, the Corporation anticipates that it will take considerably longer than originally expected to stabilize these properties until the Corporation determines it can realize an acceptable level of value upon disposition, and that their sale prior to the end of 2003 is unlikely. As a result, the book value of the properties — $120.1 million for Hollywood and Highland retail, excluding the hotel component which is included in investments in unconsolidated real estate joint ventures (See Note 4), and $207.0 million for Desert Passage – had been reclassified from properties held for disposition to properties held for the long term at September 30, 2002.

On January 15, 2003, Paseo Colorado was sold.

The Corporation acquired three technology center development properties in Seattle, Boston and Chicago, in late 2000. During 2001, the Corporation explored alternatives other than developing these properties as technology centers. After considering these alternatives, the Corporation decided to dispose of these properties. As a result, the Corporation recorded a provision for loss of $62.9 million for the year ended December 31, 2001. In addition, a provision for loss of $2.7 million was recorded related to the planned sale of two non-core U.S. office assets.

10.	PROVISION FOR AND LOSS ON INVESTMENTS

As described in Note 5, during the year ended December 31, 2002, the Corporation recorded a loss on its investment in the Sears Tower of $48.3 million. On December 5, 2002, the Corporation sold its interest in Chelsfield plc for approximately $76.6 million, resulting in a loss of $12.7 million.

During the year ended December 31, 2001, the Corporation fully provided for the cost of securities investments in certain building telecommunication and service providers, recording a $15,371 charge, which was net of the recognition of $3,542 of deferred license revenue on licenses that were terminated, as events and circumstances confirmed that the decline in value of these assets was considered to be other than temporary. This provision included the Corporation’s investment in Allied Riser Communications Corporation, Broadband Office Inc., Cypress Communications Inc. and OnSite Access Inc., which were originally received at no cash cost in exchange for providing licenses for building access rights.

In addition, included in the provision for loss is the investment in Captivate Network Inc., a privately held company, which was the Corporation’s only other investment in a building service provider. This investment consisted of common stock and warrants convertible into common stock. In November 2001, the Corporation’s subordinate ownership equity interest was significantly diluted as a result of preferential funding by other investors.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

11.	INCOME AND OTHER CORPORATE TAXES

a.	Reconciliation of Net Income to Taxable Income

REIT taxable income differs from net income reported for financial reporting purposes due to differences for U.S. federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value of the investments in properties and the timing of revenue recognition, among other things. The following table reconciles the Corporation’s net loss available to common shareholders to taxable income for the years ended December 31, 2002 and 2001.

	For the Years Ended December 31

	2002	2001

Net Loss Available to Common Shareholders	$(188,783)	$(152,491)
Elimination of earnings from unconsolidated subsidiaries	86	222,931
Special dividend not deductible for tax	866	—
Book/tax differences on gains (losses) from disposition	(17,698)	2,846
Straight-line rent adjustments	(40,109)	(22,334)
Depreciation and amortization timing differences	1,794	13,915
Net operating loss utilized	(10,927)	—
Revenue recognition timing differences	21,761	(3,805)
Provision for losses not deductible for tax	316,410	86,713
Other book/tax differences, net	1,202	(4,851)

REIT Taxable Income	$84,602	$142,924

b.	Provision for Income and Other Corporate Taxes

The information which follows presents Trizec Properties on a pre-and post-REIT qualification basis. The provision for income and other corporate taxes is as follows:

	For the years ended December 31

	2002	2001	2000

(Provision) Benefit
Income taxes
Current
REIT election	$—	$—	$(53,294)
Deferred
Operations	—	(7,277)	(49,410)
REIT election		—	364,950
Contribution of TREHI to REIT	—	(1,649)	—
Franchise, capital, alternative minimum and foreign tax	(4,896)	(4,869)	(9,406)

	$(4,896)	$(13,795)	$252,840

Deferred income taxes resulted primarily from temporary differences and the timing of recognition of net operating loss carry-forwards and asset cost bases, as well as differences in asset useful lives and depreciation methods, for financial and tax reporting purposes. Deferred taxes have been provided for the following:

•	For Trizec Properties prior to electing REIT status;.

•	For TREHI, prior to being contributed to Trizec Properties; and

•	For other companies outside the Trizec Properties group.

Deferred taxes were nominal for the year ended December 31, 2002. Deferred taxes for the years ended December 31, 2001 and 2000 were determined using a rate of 35% and 39.45%, respectively, which reflects a federal rate of 34% for both years and a weighted average state rate of 1% and 4.45%, respectively.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

11.	INCOME AND OTHER CORPORATE TAXES (CONT’D)

b.	Provision for Income and Other Corporate Taxes (Cont’d)

TREHI was contributed to Trizec Properties during 2002. As a result, TREHI’s remaining deferred tax asset at December 31, 2001 of $1,649 was eliminated and charged to income tax expense.

The provision for taxes on income differs from the provision computed at statutory rates as follows:

	For the years ended December 31

	2002	2001	2000

Provision computed at combined federal and state statutory rates	$—	$—	$(51,706)
Franchise, capital, alternative minimum and foreign tax	(4,896)	(4,869)	(9,406)
TREHI income tax recovery computed at combined federal and state statutory rates	—	73,768	—
TREHI allowance for loss not tax effected	—	(82,734)	—
Contribution of TREHI to REIT	—	(1,649)	—
Impact of REIT election on Trizec Properties	—	—	311,656
Other	—	1,689	2,296

(Provision) Benefit	$(4,896)	$(13,795)	$252,840

c.	Impact of REIT Election

Trizec Properties’ conversion to REIT status had the following impact on taxes for the year ended December 31, 2000:

For the year ended
December 31, 2000

Benefit (provision)
i. Elimination of Trizec Properties’ net deferred tax liability at December 31, 2000	$364,950
ii. Current taxes payable arising from REIT election	(53,294)

Net tax benefit	$311,656

i.	Trizec Properties believes that, as a REIT, it will not be liable for income taxes at the federal level in the United States to the extent of the income it distributes, or in most of the states in which it operates, from 2001 forward. Accordingly, the Corporation reduced Trizec Properties’ existing deferred tax assets and liabilities relating to future years by crediting the income statement with an amount totaling $364,950 at December 31, 2000.

ii.	The election of REIT status resulted in the deemed liquidation of all subsidiaries owned by Trizec Properties. The gain arising from this deemed liquidation will result in net taxes payable which was estimated at $53.3 million as of December 31, 2000 and is now estimated to be $51.6 million as of December 31, 2002.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

12.	GAIN (LOSS) ON DISPOSITION OF REAL ESTATE

During the years presented, the Corporation disposed of the following properties and recorded the following gain (loss) on disposition of real estate:

a.	Dispositions During the Year Ended December 31, 2002 Under Transition Rules of SFAS No. 144

Date			Rentable	Sales	Gain
Sold	Property	Location	Sq.ft.	Price	On Sale

			(unaudited)
January 31	Hanover Office Park	Greenbelt, MD	16,000	$877	$31
February 20	Valley Industrial Park	Seattle, WA	—	27,301	64
April 24	Perimeter Woods	Charlotte, NC	313,000	26,119	34
June 11	Clybourn Center	Chicago, IL	—	11,599	1,710
Various	Residual lands and other	Various	—	4,849	1,157

				$70,745	$2,996

b.	Dispositions During the Year Ended December 31, 2001

Date			Rentable	Sales	Gain/(Loss)
Sold	Property	Location	Sq.ft.	Price	On Sale

			(unaudited)
January 16	Camp Creek Business Center	Atlanta, GA	258,000	$16,860	$497
January 19	First Stamford Place	Stamford, CT	774,000	59,587	984
February 9	Fisher/Albert Kahn	Detroit, MI	905,000	28,677	(5,116)
June 30	Park Central Land	Dallas, TX	—	2,092	1,179
Various	Residual lands	Various	—	7,337	403

				$114,553	$(2,053)

c.	Dispositions During the Year Ended December 31, 2000

					Gain/
Date			Rentable	Sales	(Loss)
Sold	Property	Location	Sq.ft.	Price	On Sale

			(unaudited)
June 15	The Interchange	Atlanta, GA	118,000	$16,012	$1,533
August 7	Encino Gateway	Los Angeles, CA	338,000	51,572	(361)
August 7	The Pinkerton Building	Los Angeles, CA	200,000	32,462	6,360
September 1	Newmarket Business Park (Land)	Atlanta, GA	—	1,909	329
September 6	Fashion Outlet of Las Vegas	Primm, NV	363,000	41,592	756
September 12	One Concord Center	Concord, CA	346,000	53,579	14,957
September 28	Highlands Overlook	Atlanta, GA	246,000	10,835	(2,437)
October 20	Courthouse Square	Alexandria, VA	114,000	16,143	1,993
November 3	6006 Executive Blvd	Rockville, MD	42,000	7,504	(815)
November 3	Twinbrook Metro Park	Rockville, MD	554,000	78,672	(10,031)
November 20	Two Pershing Square	Kansas City, MO	511,000	70,693	8,092
December 15	Twinbrook Office Center	Rockville, MD	163,000	26,897	(13)
December 21	Spring Park/Sugarland West	Herndon, VA	426,000	66,495	16,499

				$474,365	$36,862

In conjunction with the sales in 2000, the Corporation incurred prepayment premiums, wrote-off unamortized deferred financing costs and incurred other costs for the early retirement of debt totaling $2,319 ($1,491, net of tax). This has been recorded as an extraordinary item in the statement of operations.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

13.	GAIN ON DISPOSITION OF DISCONTINUED REAL ESTATE

During 2002, the Corporation sold the following properties that had been designated as held for sale pursuant to SFAS No. 144:

					Gain/
Date			Rentable	Sales	(Loss)
Sold	Property	Location	Sq.ft.	Price	On Sale

			(unaudited)
June 24	Warner Center,
	Panavision Building	Los Angeles, CA	148,000	$13,461	$(197)
July 12	Plaza West	Bethesda, MD	99,000	19,690	3,339
October 17	McKinney Place	Dallas, TX		12,650	1,881
December 11	Warner Center	Los Angeles, CA		32,428	9,693

				$78,229	14,716
	Provision for loss on real estate			—	(9,782)

				$78,229	$4,934

At December 31, 2002, the fair value less selling costs of one office property, Goddard Corporate Park in Lanham, Maryland, held for disposition was $9.8 million less than the carrying value of the property.

14.	RELATED PARTY INFORMATION

a.	Transactions During 2002

(i)	TREHI

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

(ii)	Acquisition of 151 Front Street

On April 12, 2002, TrizecHahn transferred its interest in 151 Front Street, Toronto, Ontario, to the Corporation for approximately $29.6 million in cash. As a result of this related party transaction, the Corporation has recorded property value of approximately $29.1 million, which is TrizecHahn’s historical cost basis. The difference between cash paid and the historic book value has been recorded as a distribution of Additional paid-in capital. 151 Front Street has been classified as a property held for disposition pursuant to the transition rules of SFAS No. 144.

(iii)	Contribution of Chelsfield plc

On April 19, 2002, in connection with the Reorganization, TrizecHahn contributed its investment in Chelsfield plc, a UK real estate company whose shares are listed on the London Stock Exchange, to the Corporation at TrizecHahn’s value of approximately $89 million. The Corporation owned approximately 19.5 million ordinary shares, or approximately 6.9% of the outstanding ordinary shares, of Chelsfield plc as a result of this contribution. In consideration for the ordinary shares of Chelsfield plc received, TrizecHahn was issued 49,330 shares of Trizec Properties Class C Convertible Preferred Stock at a value of approximately $54 million and retired a $35 million non-interest bearing advance from the Corporation.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

14.	RELATED PARTY INFORMATION (CONT’D)

a.	Transactions During 2002 (Cont’d)

(iii)	Contribution of Chelsfield plc (Cont’d)

The Corporation’s investment in Chelsfield plc had been designated as an equity investment available for sale. The investment was carried at fair value with the resulting unrealized gain or loss, including any unrealized foreign currency exchange gain or loss, being recorded in other comprehensive income. On December 5, 2002, the Corporation sold its interest in Chelsfield plc for approximately $76.6 million. The Corporation recorded a loss of approximately $12.7 million.

(iv)	Contribution of Borealis

TrizecHahn had investments in private equity and venture capital funds managed by Borealis Capital Corporation and in Borealis Capital Corporation (collectively referred to as “Borealis”). On April 30, 2002, TrizecHahn contributed its investment in Borealis to the Corporation in exchange for 3,909 shares of Trizec Properties Class C Convertible Preferred Stock valued at approximately $4.3 million. During the year ended December 31, 2002, the Corporation received approximately $3.7 million related to the disposition of a portion of its interest in Borealis.

b.	Transactions During 2001

(i)	On September 17, 2001, $34,000 in cash dividends were paid on Trizec Properties Common Stock.

(ii)	In connection with the Reorganization, the Corporation completed the following transactions during 2001.

•	The Corporation declared and paid a cash dividend of $465,000 to all common stockholders, representing pre-REIT earnings and profits and estimated 2001 taxable income.

•	On December 3, 2001, all outstanding shares of Trizec Properties Series A Convertible Preferred Stock were converted into 357.6 shares of Trizec Properties Common Stock, par value $0.01 per share.

•	On December 3, 2001, Trizec Properties entered into a recapitalization agreement with its sole shareholder pursuant to which:

•	all issued and outstanding shares of Trizec Properties Common Stock were exchanged for 38,000,000 shares of Trizec Properties Common Stock, par value $0.01 per share;

•	100 shares of Trizec Properties Special Voting Stock, par value $0.01 per share, were issued; and,

•	100,000 shares of Trizec Properties Class F Convertible Stock, par value $0.01 per share, were issued.

•	On December 11, 2001 certain U.S. technology center assets that were included in these combined consolidated financial statements but held directly by TrizecHahn were transferred to the Corporation. Pursuant to the Reorganization, these assets, net of related debt and other liabilities, which were held by a separate subsidiary of TrizecHahn (“823 Inc.”), were contributed to the Corporation in consideration for issuing to TrizecHahn 180,000 shares of Trizec Properties Common Stock, par value $0.01 per share. As a result of this transaction, Trizec Properties Common Stock and Additional paid-in capital was increased by $2 and $16,548 respectively, with a corresponding decrease to Advances to parent and affiliated companies. As a consequence, 823 Inc. became a wholly-owned subsidiary of Trizec Properties.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

14.	RELATED PARTY INFORMATION (CONT’D)

b.	Transactions During 2001 (Cont’d)

(ii)	In connection with the Reorganization, the Corporation completed the following transactions during 2001. (cont’d)

•	On December 28, 2001 the Corporation filed an amended and restated Certificate of Incorporation authorizing 750,000 shares of Class C Convertible Preferred Stock, par value $1.00 per share. Pursuant to a private placement offering of Class C Convertible Preferred Stock to its common stockholders, and subscriptions thereof, Class C Convertible Preferred Stock was subscribed for in the amount of $414,154. The price per share was $1,100.

c.	Transactions During 2000

On December 18, 2000, the Corporation issued 750,000 shares of Series B Preferred Stock to THOPL. The consideration for the preferred shares was a reduction, pursuant to the trust indenture, in the amount of $750,000, of the principal amount of the 12% Senior Notes due to THOPL by the Corporation.

On December 19, 2000, THOPL contributed the 750,000 shares of Series B Preferred Stock to Trizec Properties’ direct parent company.

d.	Other Related Party Information

	December 31

	2002	2001

Non-interest bearing advances from Trizec Properties to the parent and affiliated companies	$—	$90,633

Advances from the parent and affiliated companies
Non-interest bearing advances to Trizec Properties	$—	$236,619
Non-interest bearing advances to TREHI	$—	$236,619

	$—	$236,619

As part of the Reorganization, TrizecHahn repaid its remaining advances from the Corporation. At December 31, 2001, the non-interest bearing advances from and to the parent and affiliated companies were unsecured and due on demand.

Included in interest expense for the year ended December 31, 2002 is $0 (year ended December 31, 2001 – $0; 2000 – $86,200) of interest expense paid to the parent and affiliated companies. On December 18, 2000 the Corporation repaid $750,000 Senior Notes payable through the issuance of Series B Preferred Stock. These notes bore interest at 12%.

For the periods presented, the Corporation, in the normal course of business, reimbursed its parent and/or affiliates for direct third party purchased services and a portion of salaries for certain employees for direct services rendered. A significant portion of the reimbursements had been for allocated or direct insurance premiums which amounted to $10,915, $7,102 and $7,428, for the years ended December 31, 2002, 2001 and 2000, respectively.

In connection with the corporate reorganization, the Corporation entered into a tax cooperation agreement with THOPL. Under the agreement, the Corporation has agreed to continue to conduct its business activities with regard to the consequences under Canadian tax legislation to THOPL, related Canadian corporations and Trizec Canada. Compliance with this agreement may require the Corporation to conduct its business in a manner that may not always be the most efficient or effective because of potential adverse Canadian tax consequences. Furthermore, incremental costs may be incurred due to the need to reimburse these entities for any negative tax consequences.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

15.	REDEEMABLE STOCK

The following classes of stock have been presented on the balance sheet outside of shareholders’ equity as a result of the redemption features available to the holders of the stock.

a.	Class F Convertible Stock

On December 3, 2001 the Corporation issued 100,000 shares (authorized 100,000 shares) of Class F Convertible Stock with a par value $0.01 of per share.

The Class F Convertible Stock is held by a subsidiary of Trizec Canada Inc. and is non-voting, entitled to cumulative dividends at a fixed rate per annum of $0.05 per share, redeemable at the Corporation’s option or the holder’s option after the expiration of the conversion period for $1.00 per share plus unpaid declared dividends and convertible at the holder’s option only upon the occurrence of certain defined events during a defined conversion period into a number of shares of Common Stock based on a defined formula.

The stock is convertible into additional shares of the Corporation’s Common Stock so that the Corporation and its stockholders, and Trizec Canada Inc. and its shareholders, may share the burden if tax pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, is payable in connection with the Reorganization or other limited types of transactions or events.

Cumulative undeclared dividends on the Class F Convertible Stock are $5 (2001 – $0; 2000 – $0).

The Corporation cannot declare or pay dividends on any of the other classes of stock nor can the Corporation redeem or purchase for cancellation any of the other classes of stock unless all unpaid and undeclared cumulative dividends have been declared and paid or set apart for payment.

The Corporation has recorded the holder’s redemption feature at $100 at December 31, 2002 and 2001.

b.	Special Voting Stock

On December 3, 2001, the Corporation issued 100 shares (authorized 100 shares) of Special Voting Stock with a par value $0.01 of per share. All shares of Special Voting Stock are held by a subsidiary of Trizec Canada Inc.

The Special Voting Stock has special voting rights that give the holder, when aggregated with the voting rights of Trizec Canada Inc. and its subsidiaries pursuant to ownership of Common Stock, a majority of votes in elections of directors to the Board of Directors of the Corporation at any time prior to January 1, 2008, so long as Trizec Canada Inc. and its subsidiaries hold at least 5% of the Corporation’s Common Stock. Thereafter, the Special Voting Stock is non-voting. In addition, for 66 months after the effective date of the Reorganization, this stock will entitle its holder to cash dividends that reflect non-Canadian taxes, principally cross-border withholding taxes, payable in respect of common stock dividends and special voting stock dividends paid to Trizec Canada Inc. or its subsidiaries. The Special Voting Stock is redeemable at the Corporation’s or the holder’s option after a defined date at $1,000 per share plus unpaid declared dividends.

The Corporation has recorded the holder’s redemption feature at $100 at December 31, 2002 and 2001.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

16.	SHAREHOLDERS’ EQUITY

a.	Reorganization

On May 7, 2002, all issued and outstanding shares of Series B Convertible Preferred Stock and all issued and outstanding shares of Class C Convertible Preferred Stock (except 4 shares held by a charity which were converted on May 21, 2002) were converted into Common Stock and the outstanding shares of Common Stock were split on a 1.0840374367693 for 1 basis resulting in 149,805,946 shares being owned indirectly by TrizecHahn and 43,300 shares being owned by third-party charities. On May 8, 2002, the Reorganization became effective with the result that, as of May 8, 2002, 59,922,379 shares of Common Stock were owned directly or indirectly by Trizec Canada Inc. and 89,926,867 shares were owned by former TrizecHahn shareholders and by third-party charities. Additionally, the Corporation issued 8,368,932 options and 8,772,418 warrants to purchase shares of Common Stock in connection with the Reorganization.

The 8,368,932 options granted on May 8, 2002 as part of the Reorganization were granted to replace existing TrizecHahn options. The vesting period and exercise price (which has been stated in United States dollars at the conversion rate on May 8, 2002) of the newly issued options is the same as the options which they replaced. The expiry date for certain options has been extended to November 7, 2007.

The exercise price of certain of these options was less than the Corporation’s share price on May 8, 2002. Accordingly, the Corporation recognized $6,011 as unearned compensation, which represents the intrinsic value of the options on the grant date. The Corporation immediately recorded an expense of $2,002, which represents the options that were already vested on the grant date. During the remainder of 2002, the Corporation amortized $3,212 into income. The remaining $797 of unearned compensation will be recognized into earnings over the vesting period of the options.

b.	Series A Convertible Preferred Stock

The Series A Preferred Stock was non-voting, entitled to non-participating and non-cumulative dividends as may have been determined by the Board of Directors, redeemable at the Corporation’s option at $1,000 per share, and convertible at the holder’s option into a number of shares of Common Stock based on a defined formula. On December 3, 2001, all outstanding Series A Convertible Preferred Stock was cancelled and converted into 357.6 shares of Common Stock.

c.	Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock was non-voting, entitled to cumulative dividends at a fixed rate per annum of 7.5% of the redemption value, redeemable at the Corporation’s option at $1,000 per share plus unpaid cumulative dividends and convertible at the holder’s option into a number of shares of Common Stock equal to $1,000 divided by the fair market value of one share of Common Stock at the time of conversion as determined by the Board of Directors.

During 2000, 750,000 shares of Series B Preferred Stock with a par value of $1.00 were authorized and issued to THOPL.

On April 19, 2002, in connection with the Reorganization, the Corporation paid $111,050 of cumulative dividends on its Series B Convertible Preferred Stock.

On May 7, 2002, all issued and outstanding shares of Series B Convertible Stock was converted into Common Stock.

Cumulative undeclared dividends on the Series B Preferred Stock are $0 at December 31, 2002 (2001 – $137,723; 2000 – $55,223).

Notes to the Financial Statements
$ thousands, except per share and per share amounts

16.	SHAREHOLDERS’ EQUITY (CONT’D)

d.	Class C Convertible Preferred Stock

The Class C Convertible Preferred Stock was non-voting, entitled to cumulative dividends at a fixed rate per annum of 7% of the redemption value, redeemable at the Corporation’s option after December 28, 2006 at $1,100 per share plus unpaid cumulative dividends and convertible at the holder’s option into a number of shares of Common Stock equal to $1,100 divided by the fair market value of one share of Common Stock at the time of the conversion as determined by the Board of Directors.

On March 29, 2002, in connection with the Reorganization, the Corporation paid $12,405 of cumulative dividends on its Class C Convertible Preferred Stock.

On May 7, 2002, all issued and outstanding shares of Series B Convertible Preferred Stock (except four shares held by a charity which were converted on May 21, 2002) were converted into Common Stock.

Cumulative undeclared dividends on the Class C Convertible Preferred Stock are $0 at December 31, 2002 (2001 – $238; 2000 – $0).

e.	Dividends

In connection with the Reorganization, on April 19, 2002 the Corporation paid cash dividends of $519,753, of which $51,425 has been charged to retained earnings and the remainder has been charged against additional paid-in capital. The 8,772,418 warrants issued in connection with the Reorganization were recognized as a non-cash dividend of $24,208, the fair value of the warrants.

Subsequent to the Reorganization, the Corporation declared and paid three quarterly dividends of $0.0875 per Common Share totaling $39,383 million. In addition, pursuant to the terms of the Special Voting Stock, the Corporation declared and paid three quarterly special dividends totaling $866, which represented the withholding taxes on the Common Stock dividends paid to Trizec Canada Inc. and its subsidiaries subsequent to the Reorganization.

For federal income tax purposes, 100% of the dividends paid to common stockholders in 2002 represents return of capital.

On September 17, 2001, $34,000 in cash dividends were paid to common stockholders. On December 17, 2001, $465,000 in cash dividends were paid to common stockholders. These cash dividends have been reflected as a distribution of retained earnings of $213,657 and as a reduction of additional paid-in capital of $285,343 being the amount in excess of available Trizec Properties combined retained earnings at the time these dividends were declared. For federal income tax purposes, 98.3% of the dividends paid in 2001 represented ordinary income; 0.9% represented a return of capital; 0.4% represented capital gains at 20%; and, 0.4% represented capital gains at 25%.

f.	Stock Options

The Trizec Properties, Inc. 2002 Stock Option Plan (the “Plan”) was adopted on May 8, 2002, the effective date of the Reorganization. Under the Plan, awards to purchase shares of the Corporation’s Common Stock at prices which are not below the market price at the time of the granting of the options may be granted to all employees and all non-employee directors. In connection with the Reorganization, employees, former employees and non-employee directors holding options to purchase subordinate voting shares of TrizecHahn that were cancelled in exchange for options received such options under the Plan. The vesting periods for these options range from immediately upon grant to up to four years. The options have a life of between 5.5 and 7 years.

A maximum of 19,000,000 shares of Trizec Properties Common Stock were approved to be issued under the Plan. At December 31, 2002, 9,631,068 options were available for future awards.

Notes to the Financial Statements
$ thousands, except per share and per share amounts

16.	SHAREHOLDERS’ EQUITY (CONT’D)

f.	Stock Options (Cont’d)

The table below shows the movements during the year ended December 31, 2002 in the stock options that the Corporation has granted. Prior years are not presented as the Corporation did not have a stock option plan prior to 2002.

Stock Options

	Weighted	Number of
Exercise Price	Average Price	Options

Granted during 2002
$11.00 to $15.92	$14.02	3,743,980
$15.93 to $18.41	$17.64	3,574,593
$18.42 to $22.01	$20.91	2,050,359

	$16.91	9,368,932

Exercised during 2002
$11.00 to $15.92	$14.49	124,400
$15.93 to $18.41	$—	—
$18.42 to $22.01	$—	—

	$14.49	124,400

Cancelled during 2002
$11.00 to $15.92	$14.88	75,850
$15.93 to $18.41	$18.28	205,500
$18.42 to $22.01	$20.37	387,750

	$19.11	669,100

Outstanding at December 31, 2002
$11.00 to $15.92	$13.99	3,543,730
$15.93 to $18.41	$17.60	3,369,093
$18.42 to $22.01	$21.03	1,662,609

	$16.77	8,575,432

During the year ended December 31, 2002, 3,528,980 options were granted at exercise prices below the then market price with a weighted average price of $11.02, 1,000,000 options were granted at the then market price and 4,839,952 options were granted at exercise prices above the then market price with a weighted average price of $11.13.

The following table summarizes certain information about the outstanding options at December 31, 2002.

	Outstanding Options			Exercisable Options

		Wtd. Avg. years
		remaining before	Wtd. Avg. Exercise		Wtd. Avg. Exercise
Range of Prices	Number Outstanding	expiration	Price	Number Exercisable	Price

$11.00 to $15.92	3,543,730	6.40	$13.99	2,422,655	$13.61
$15.93 to $18.41	3,369,093	4.76	17.60	1,398,093	17.97
$18.42 to $22.01	1,662,609	5.00	21.03	1,493,443	21.23

	8,575,432	5.38	$16.77	5,314,191	$16.90

The per share weighted average fair value of options granted during 2002 was $1.63. No options were granted prior to the Reorganization. The per share fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. In determining the fair values of the options, the Corporation assumed a dividend yield of 8.2%, a volatility of 25.5%; expected share price of between $11.94 and $16.82; interest rates between 3.32% and 4.61% with a weighted average interest rate of 4.47%; and, the expected life of 5 years. The compensation costs under SFAS No. 123 “Accounting for Stock Based Compensation” would be on a pro forma basis, $11,791, $0 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

Notes to the Financial Statements
$ thousands, except per share and per share amounts

16.	SHAREHOLDERS’ EQUITY (CONT’D)

g.	Warrants

In connection with the Reorganization, the Corporation issued 8,772,418 warrants. The table below summarizes the movement in the warrants outstanding during the year ended December 31, 2002. Prior years are not presented as the Corporation did not have warrants outstanding prior to 2002.

	Weighted	Number of
Exercise Price	Average Price	Warrants

Granted during 2002
$9.57 to $14.99	$12.39	3,922,417
$15.00 to $18.41	$16.59	2,980,244
$18.42 to $22.84	$20.64	1,869,757

	$15.58	8,772,418

Exercised during 2002
$9.57 to $14.99	$14.05	59,400
$15.00 to $18.41	$—	—
$18.42 to $22.84	$—	—

	$14.05	59,400

Cancelled during 2002
$9.57 to $14.99	$12.11	648,100
$15.00 to $18.41	$17.88	97,000
$18.42 to $22.84	$19.70	620,000

	$15.97	1,365,100

Outstanding at December 31, 2002
$9.57 to $14.99	$12.41	3,214,917
$15.00 to $18.41	$16.54	2,883,244
$18.42 to $22.84	$21.11	1,249,757

	$15.51	7,347,918

h.	Priority

The capital stock of the Corporation has the following ranking upon the voluntary or involuntary liquidation, dissolution or winding up of, or any distribution of the assets of the Corporation among its shareholders for the purpose of winding up its affairs (from most senior to the least): Class F Convertible Stock; Special Voting Stock; and Common Stock.

i.	Restrictions on Ownership

Pursuant to the Corporation’s certificate of incorporation, ownership of the Corporation’s capital stock by persons other than qualifying U.S. persons is limited to 45% by value in the aggregate so that the Corporation will be in a position to attain “domestically-controlled REIT” status for U.S. federal income tax purposes within 63 months after the effective date of the Reorganization.

17.	EARNINGS PER SHARE

In connection with the Reorganization, the Corporation modified the number of its issued and outstanding shares of Common Stock as described in Note 16 (a) and issued 8,368,932 options and 8,772,418 warrants to purchase shares of Common Stock. This resulted in 149,849,246 shares of Common Stock and 17,141,350 options or warrants being outstanding on May 8, 2002.

At December 31, 2002, the Corporation had 150,029,664 shares of common stock outstanding after deducting 3,646 shares held in treasury.

For determining basic earnings per share, the weighted average number of shares outstanding was 149,477,187 for the year ended December 31, 2002. Not included in the computation of diluted income per share, as they would have had an anti-dilutive effect, were 8,575,432 stock options and 7,347,918 warrants.

Notes to the Financial Statements
$ thousands, except per share and per share amounts

17.	EARNINGS PER SHARE (CONT’D)

The dilutive shares were calculated based on $12.61 per share, which represents the average daily trading price from May 8, 2002, the date the Corporation’s Common Stock began regular trading, to December 31, 2002.

For periods prior to May 8, 2002, earnings per share are referred to as proforma.

For determining basic earnings per share, the weighted average number of shares outstanding was 149,849,246 for the years ended December 31, 2001 and 2000. For the year ended December 31, 2001, not included in the computation of diluted earnings per share were 8,368,932 options and 8,772,418 warrants as they would have had an anti-dilutive effect. The dilutive shares were calculated based on $16.82 per share, which represents the Corporation’s share price on the effective date of the Reorganization.

For the year ended December 31, 2000, dilutive shares outstanding were increased by 1,516,733 in respect of stock options, escrowed share grants and warrants, that had a dilutive effect. Not included in the computation of diluted income per share were 4,839,952 stock options and 2,959,898 warrants as they would have had an anti-dilutive effect. The dilutive shares were calculated based on $16.82 per share, which represents the Corporation’s share price on the Reorganization date.

	For the years ended December 31

	2002	2001	2000

(Loss) income from continuing operations	$(199,059)	$(131,241)	$344,036
Gain (loss) on disposition of real estate	2,996	(2,053)	36,862
Less: Dividends paid to special voting shareholders	(866)	—	—

(Loss) Income from Continuing Operations Available to Common Shareholders	(196,929)	(133,294)	380,898
Discontinued operations	8,146	3,400	3,589
Loss on early debt retirement	—	(17,966)	(1,491)
Cumulative effect of a change in accounting principle	—	(4,631)	—

Net (Loss) Income Available to Common Shareholders	$(188,783)	$(152,491)	$382,996

		Proforma

Basic Earnings per Common Share
(Loss) income from continuing operations available to common shareholders	$(1.32)	$(0.89)	$2.54
Discontinued operations	0.06	0.02	0.03
Loss on early debt retirement	—	(0.12)	(0.01)
Cumulative effect of a change in accounting principle	—	(0.03)	—

Net (Loss) Income Available to Common Shareholders	$(1.26)	$(1.02)	$2.56

		Proforma

Diluted Earnings per Common Share
(Loss) income from continuing operations available to common shareholders	$(1.32)	$(0.89)	$2.52
Discontinued operations	0.06	0.02	0.02
Loss on early debt retirement	—	(0.12)	(0.01)
Cumulative effect of a change in accounting principle	—	(0.03)	—

Net (Loss) Income Available to Common Shareholders	$(1.26)	$(1.02)	$2.53

		Proforma

Weighted average shares outstanding
Basic	149,477,187	149,849,246	149,849,246

Diluted	149,477,187	149,849,246	151,365,979

Notes to the Financial Statements
$ thousands, except per share and per share amounts

18.	EMPLOYEE BENEFIT PLANS

a.	401(k) Plans

The TrizecHahn USA Employee 401(k) Plan and the TrizecHahn Developments Employee 401(k) Plan (the “401(k) Plans”) were established to cover eligible employees of Trizec Properties and THDI and employees of any designated affiliates. The 401(k) Plans permit eligible persons to defer up to 30% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plans. In 2002, Trizec Properties and TREHI matched dollar for dollar employee contributions to the 401(k) Plans up to 5% of the employee’s annual compensation not to exceed $6.4. The Corporation incurred expense for the year ended December 31, 2002 of approximately $1,643 (year ended December 31, 2001 – $2,137; 2000 – $2,621), related to the 401(k) Plans. The two plans were merged on December 8, 2002.

b.	Deferred Compensation Plan

Two of the Corporation’s subsidiaries have deferred compensation plans for a select group of management and highly compensated employees. Since the provisions of the plans are substantially the same, in this discussion, any reference to the deferred compensation plan refers to both plans. Under the plan, employees are permitted to defer up to 100% of their base salary and/or bonus on a pre-tax basis and to invest the deferred amount in various investment options. Additionally, the Corporation may make discretionary contributions under the plan on behalf of participants. Upon completion of a minimum deferral period of four years, participants’ may elect to release a portion of the deferred amount. In connection with the deferred compensation plan, a grantor trust has been established and contributions are made to the trust in amounts equal to participants’ deferrals and any discretionary contributions. Amounts deferred, and discretionary contributions if any, are expensed as funded. The amount expensed for the period ended December 31, 2002 was $38 (December 31, 2001 – $25; 2000 – $28). As at December 31, 2002, the Corporation has assets, included in prepaid expenses and other assets, together with an equal amount in accounts payable of $3,360 (December 31, 2001 – $2,770) representing the contributions to the plan and obligations to the employees.

19.	ESCROWED SHARE GRANTS

On November 9, 2000, TrizecHahn made grants of escrowed shares to certain U.S. employees under which an escrow agent purchased 904,350 of TrizecHahn’s subordinate voting shares in the open market, and deposited them in escrowed accounts. The employee is entitled to the voting rights and dividends paid on the shares during the period. One-third of the share grants vest and are released to the employees on each of the anniversary dates of the grant over a three-year period. Under certain employment termination conditions, the employee’s entitlement to the shares is forfeited and the shares are returned for cancellation, while fully accelerated vesting occurs if an employee is terminated without cause. These shares were exchanged in the Reorganization in the same manner as all other subordinate voting shares of TrizecHahn were exchanged. The cost of acquiring the shares of $12,402 is being amortized to compensation expense, on a straight-line basis, over the vesting period. Amounts expensed in respect of the escrowed share grants totaled $3,865 for the year ended December 31, 2002 (for the year ended December 31, 2001 — $5,012, 2000 — $689). During the year ended December 31, 2002, 3,646 shares reverted back to the Corporation with an unamortized unearned compensation amount of $40.

20.	CONTINGENCIES

a.	Litigation

The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims that arise from time to time. While the final outcome with respect to claims and litigation pending at December 31, 2002, cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

Notes to the Financial Statements
$ thousands, except per share and per share amounts

20.	CONTINGENCIES (CONT’D)

b.	Concentration of Credit Risk

The Corporation maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed Federal Deposit Insurance Corporation insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not significant.

The Corporation performs ongoing credit evaluations of tenants and may require tenants to provide some form of credit support such as corporate guarantees and/or other financial guarantees. Although the Corporation’s properties are geographically diverse and tenants operate in a variety of industries, to the extent the Corporation has a significant concentration of rental revenue from any single tenant, the inability of that tenant to make its lease payment could have an adverse effect on the Corporation.

c.	Environmental

The Corporation, as an owner of real estate, is subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws, the Corporation is exposed to liability primarily as an owner or operator of real property and, as such, it may be responsible for the cleanup or other remediation of contaminated property. Contamination for which the Corporation may be liable could include historic contamination, spills of hazardous materials in the course of its tenants’ regular business operations and spills or releases of hydraulic or other toxic oils. An owner or operator can be liable for contamination or hazardous or toxic substances in some circumstances whether or not the owner or operator knew of, or was responsible for, the presence of such contamination or hazardous or toxic substances. In addition, the presence of contamination or hazardous or toxic substances on property, or the failure to properly clean up or remediate such contamination or hazardous or toxic substances when present, may materially and adversely affect the ability to sell or lease such contaminated property or to borrow using such property as collateral.

Asbestos-containing material, or ACM, is present in some of its properties. Environmental laws govern the presence, maintenance and removal of asbestos. The Corporation believes that it manages ACM in accordance with applicable laws and plans to continue managing ACM as appropriate and in accordance with applicable laws and believes that the cost to do so will not be material.

Compliance with existing environmental laws has not had a material adverse effect on the Corporation’s financial condition and results of operations, and the Corporation does not believe it will have such an impact in the future. In addition, the Corporation has not incurred, and does not expect to incur any material costs or liabilities due to environmental contamination as properties it currently owns or has owned in the past. However, the Corporation cannot predict the impact of new or changed laws or regulations on its properties or on properties that it may acquire in the future. The Corporation has no current plans for substantial capital expenditures with respect to compliance with environmental laws.

d.	Insurance

The Corporation carries insurance on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Corporation believes all of its properties are adequately insured. The property insurance that has been maintained historically has been on an “all risk” basis, which until 2003 included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their “all risk” policies. As a result, the Corporation’s “all risk” insurance coverage currently contains specific exclusions for losses attributable to acts of terrorism. In light of this development, for 2003 the Corporation purchased stand-alone terrorism insurance on a portfolio-wide basis with annual aggregate limits that it considers commercially reasonable, considering the availability and cost of such coverage. The Corporation’s current terrorism coverage carries an aggregate limit of $250 million on a portfolio-wide basis, excluding the Sears Tower, which carries its own separate limit of $250 million. Since the limit with respect to the Corporation’s portfolio may be, and the limit with respect to the Sears Tower is, less than the value of the affected properties, terrorist acts

Notes to the Financial Statements
$ thousands, except per share and per share amounts

20.	CONTINGENCIES (CONT’D)

d.	Insurance (Cont’d)

could result in property damage in excess of the current coverage, which could result in significant losses to the Corporation due to the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstance could have a material adverse effect on the financial condition and results of operations of the Corporation.

The federal Terrorism Risk Insurance Act, enacted in November 2002, requires regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) under property insurance policies, but the Corporation cannot currently anticipate whether the scope and cost of such coverage will compare favorable to stand-alone terrorism insurance and, thus, whether it will be commercially reasonable for the Corporation to change its coverage for acts of terrorism going forward.

Some of the Corporation’s lenders have taken or may take the position that its insurance coverage against acts of terrorism no longer complies with covenants in its debt agreements. The lenders may also object to other technical provisions of the Corporation’s insurance coverage. If a lender takes the position that the insurance coverage is not in compliance with covenants in a debt agreement, the Corporation could be deemed to be in default under the agreement. Alternately, the Corporation may be required to obtain additional insurance to comply with the covenants. While the Corporation has received notices to the effect that its insurance coverage may not comply with loan covenants, the Corporation has reviewed its coverage and the loan documents and believes that it complies with those documents and adequately protects the lenders’ interests. The Corporation has initiated discussions with these lenders and will do so with any others who take a similar position, to satisfy their concerns and assure that their interests and the interests of the Corporation are adequately protected. To the extent that the Corporation is unable to pass the costs of any additional insurance on to tenants, these costs may have an adverse affect on the Corporation’s operating results and cash flows. If the Corporation does pass the additional costs on to tenants, the resulting increased rents may adversely affect the marketability of leased space in its properties. Additionally, in the future, the Corporation’s ability to obtain debt financing, or the terms of such financing, may be adversely affected if lenders insist upon additional requirements or greater insurance coverage against acts of terrorism than may be available to the Corporation in the marketplace at rates or on terms that are commercially reasonable.

The Corporation will continue to monitor the state of the insurance market, but it does not currently expect that coverage for acts of terrorism on terms comparable to pre-2002 policies will become available on commercially reasonable terms.

The Corporation’s earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to deductibles that the Corporation believes are commercially reasonable. However, the amount of earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amounts of the third party earthquake insurance the Corporation may be able to purchase on commercially reasonable terms may be reduced. In addition, the Corporation may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Corporation’s estimation of the value of the coverage.

There are other types of losses, such as from wars, acts of bio-terrorism or the presence of mold at the Corporation’s properties, for which it cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Corporation experiences a loss that is uninsured or that exceeds policy limits, it could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Corporation could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Corporation’s business and financial condition and results of operations.

20.	CONTINGENCIES (CONT’D)

d.	Insurance (Cont’d)

Additionally, although the Corporation generally obtains owners’ title insurance policies with respect to its properties, the amount of coverage under such policies may be less than the full value of such properties. If a loss occurs resulting from a title defect with respect to a property where there is no title insurance or the loss is in excess of insured limits, the Corporation could lose all or part of its investment in, and anticipated income and cash flows from, such property.

21.	SEGMENTED INFORMATION

The Corporation has determined that its reportable segments are those that are based on the Corporation’s method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan areas for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington D.C. and secondary markets. A separate management group heads the retail/entertainment development segment. The Corporation primarily evaluates operating performance based on internal property operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes including properties that have been designated as held for disposition and reported as discontinued operations. Of the five properties reported as discontinued operations, one is in Dallas, one is in Los Angeles and three are in Washington, D.C. Internal property operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 – Significant Accounting Policies, except that real estate operations conducted through joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level. Asset information by reportable segment is not reported since the Corporation does not use this measure to assess performance; therefore, the depreciation and amortization expenses are not allocated among segments.

The following presents internal property operating income by reportable segment for the years ended December 30, 2002, 2001 and 2000.

F-49

Notes to the Financial Statements
$ thousands, except per share and per share amounts

21.	SEGMENTED INFORMATION (CONT’D)

For the years ended December 31, 2002, 2001 and 2000

	Office Properties

	Atlanta			Chicago			Dallas			Houston

	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000

Property operations
Total property revenue	$84,836	$76,271	$69,116	$68,641	$60,599	$47,690	$98,896	$113,826	$106,129	$121,617	$130,127	$118,609
Total property expense	(33,942)	(29,976)	(27,396)	(30,749)	(31,813)	(28,266)	(54,870)	(54,089)	(50,794)	(54,399)	(59,128)	(51,551)

Internal property operating income	$50,894	$46,295	$41,720	$37,892	$28,786	$19,424	$44,026	$59,737	$55,335	$67,218	$70,999	$67,058

	Office Properties (cont'd)

	Los Angeles			New York			Washington D.C.

	2002	2001	2000	2002	2001	2000	2002	2001	2000

Property operations
Total property revenue	$58,490	$41,087	$43,958	$195,986	$191,913	$177,411	$126,972	$140,450	$111,870
Total property expense	(25,779)	(17,412)	(17,067)	(79,933)	(76,126)	(72,118)	(48,420)	(44,360)	(39,141)

Internal property operating income	$32,711	$23,675	$26,891	$116,053	$115,787	$105,293	$78,552	$96,090	$72,729

	Office Properties (Cont'd)

	Secondary Markets			Total Office			Retail			Total

	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000

Property operations
Total property revenue	$204,335	$216,801	$276,453	$959,773	$971,074	$951,236	$102,797	$44,205	$22,622	$1,062,570	$1,015,279	$973,858
Total property expense	(95,913)	(93,621)	(106,506)	(424,005)	(406,525)	(392,839)	(65,677)	(19,215)	(9,356)	(489,682)	(425,740)	(402,195)

Internal property operating income	$108,422	$123,180	$169,947	$535,768	$564,549	$558,397	$37,120	$24,990	$13,266	$572,888	$589,539	$571,663

Notes to the Financial Statements
$ thousands, except per share and per share amounts

21.	SEGMENTED INFORMATION (CONT’D)

The following is a reconciliation of internal property operating income to (loss) income from continuing operations.

	For the years ended December 31

	2002	2001	2000

Internal property revenue	$1,062,570	$1,015,279	$973,858
Less: Real estate joint venture property revenue	(106,420)	(103,005)	(103,308)
Less: Discontinued operations	(17,707)	(19,093)	(20,484)
Interest income	8,679	15,626	8,431

Total revenues	947,122	908,807	858,497

Internal property operating expenses	(489,682)	(425,740)	(402,195)
Less: Real estate joint venture operating expenses	54,803	46,789	46,537
Less: Discontinued operations	7,030	7,787	7,807

Total operating expenses and property taxes	(427,849)	(371,164)	(347,851)

General and administrative expenses	(44,935)	(25,854)	(18,429)
Interest expense	(192,660)	(148,821)	(260,381)
Depreciation and amortization expense	(171,083)	(157,059)	(150,280)
Stock option grant expense	(5,214)	—	—
Reorganization costs	3,260	(15,922)	(6,680)
Derivative losses	(180)	(456)	—
Provision for loss on real estate	(199,455)	(258,091)	(3,677)
Provision for and loss on investments	(60,784)	(15,371)	—
Provision for income and other corporate taxes	(4,896)	(13,795)	252,840
Minority interest	1,766	433	580
(Loss) income from unconsolidated real estate joint ventures including provision for loss on investment ($58,800, $46,900, $0)	(47,631)	(33,948)	19,417
Recovery on insurance claim	3,480	—	—

(Loss) Income from Continuing Operations	$(199,059)	$(131,241)	$344,036

Notes to the Financial Statements
$ thousands, except per share and per share amounts

22.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Property revenues	$229,420	$230,903	$239,646	$238,474
Operating expenses	73,873	75,150	84,873	93,724
Property taxes	25,455	24,762	26,070	23,942

Property operating income	$130,092	$130,991	$128,703	$120,808

Loss (income) from continuing operations	$44,518	$32,345	$(258,743)	$(17,179)

Discontinued operations	$1,083	$661	$4,053	$2,349

Net (loss) income	$45,582	$36,977	$(254,264)	$(16,212)

Net (loss) income available to common shareholders	$45,582	$36,673	$(254,545)	$(16,493)

	Proforma

Earnings per share
Basic	.30	.25	(1.70)	(.11)
Diluted	.30	.24	(1.70)	(.11)
Weighted average shares
Basic	149,849,246	149,372,623	149,535,079	149,677,974
Diluted	151,365,979	150,239,058	149,535,079	149,677,974

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Property revenues	$205,077	$223,947	$224,004	$240,153
Operating expenses	63,585	68,683	69,243	78,528
Property taxes	21,653	22,475	23,226	23,771

Property operating income	$119,839	$132,789	$131,535	$137,854

Loss (income) from continuing operations	$40,124	$42,566	$(12,046)	$(201,885)

Discontinued operations	$457	$472	$1,226	$1,245

Loss on early retirement of debt	$—	$17,966	$—	$—

Cumulative effect of change in accounting principle	$(4,631)	$—	$—	$—

Net (loss) income	$37,431	$21,135	$(8,488)	$(202,569)

Net (loss) income available to common shareholders	$37,431	$21,135	$(8,488)	$(202,569)

	Proforma

Earnings per share
Basic	.25	.14	(.06)	(1.35)
Diluted	.25	.14	(.06)	(1.35)
Weighted average shares
Basic	149,849,246	149,849,246	149,849,246	149,849,246
Diluted	151,365,979	151,365,979	149,849,246	149,849,246

Schedule III — Real Estate and Accumulated Depreciation as at December 31, 2002
($ thousands)

						Subsequent Costs
				Initial Cost to Company		Capitalized, Net

			Encumbrances		Building and		Building and
Description	Notes	Location	at 12/31/02	Land	additions	Land	additions

Properties held for the long term
Rental Properties
Atlanta
Interstate North Parkway		Atlanta, GA	$(60,000)	$6,900	$63,619	$—	$28,256
Colony Square		Atlanta, GA	(72,250)	8,900	53,408	—	18,509
The Palisades		Atlanta, GA	(48,800)	7,650	67,499	—	16,497
Newmarket Business Park	6	Atlanta, GA	—	4,450	40,172	—	5,785
Lakeside Centre		Atlanta, GA	(31,000)	4,700	41,740	—	4,164
Midtown Plaza		Atlanta, GA	(49,590)	9,093	52,923	—	5,579
One Alliance Center	4	Buckhead, GA	(55,107)	10,079	—	—	82,816

Total – Atlanta			(316,747)	51,772	319,361	—	161,606

Chicago
Franklin Garage		Chicago, IL	(26,478)	30,438	10,612	—	1,177
Two North LaSalle		Chicago, IL	(49,000)	9,305	54,094	—	16,285
10 South Riverside		Chicago, IL	(55,417)	14,413	63,171	—	22,791
120 South Riverside		Chicago, IL	(53,917)	14,413	53,222	—	25,049
550 West Washington	6	Chicago, IL	—	11,505	65,830	—	166

Total – Chicago			(184,812)	80,074	246,929	—	65,468

Dallas
Renaissance Tower		Dallas, TX	(92,000)	3,150	105,834	—	28,890
Galleria Towers I, II and III		Dallas, TX	(135,730)	21,435	196,728	—	17,723
Plaza of the Americas		Dallas, TX	(66,160)	12,500	114,459	—	8,918
Park Central I & II		Dallas, TX	(8,500)	748	12,493	—	3,064

Total – Dallas			(302,390)	37,833	429,514	—	58,595

Houston
Allen Center		Houston, TX	(350,410)	21,375	236,851	—	23,345
Continental Center I		Houston, TX	(110,310)	14,756	69,741	—	31,842
Continental Center II		Houston, TX	(22,540)	1,500	9,793	—	13,094
500 Jefferson	6	Houston, TX	—	413	7,937	—	3,042
3700 Bay Area Blvd	6	Houston, TX	—	3,675	33,659	—	2,973

Total – Houston			(483,260)	41,719	357,981	—	74,296

(Table con’t below)

(Table con’t from top)

	Total Cost at 12/31/02

					Date of
		Building and		Accumulated	Construction	Date	Depreciable
Description	Land	additions	Total (1)	Depreciation	Renovation	Acquired	Lives (2)

Properties held for the long term
Rental Properties
Atlanta
Interstate North Parkway	$6,900	$91,875	$98,775	$(9,690)	1973/84/01	Dec. 10/98	40
Colony Square	8,900	71,917	80,817	(12,254)	1970/73/95	Dec. 23/96	40
The Palisades	7,650	83,996	91,646	(10,782)	1981/83/99	Dec. 16/98	40
Newmarket Business Park	4,450	45,957	50,407	(4,794)	1979/89	Dec. 16/98	40
Lakeside Centre	4,700	45,904	50,604	(4,905)	1984/86	Dec. 16/98	40
Midtown Plaza	9,093	58,502	67,595	(8,350)	1984/85	Nov. 19/97	40
One Alliance Center	10,079	82,816	92,895	(2,426)	2001	Dec. 16/98	40

Total – Atlanta	51,772	480,967	532,739	(53,201)

Chicago
Franklin Garage	30,438	11,789	42,227	(1,592)	1974	Dec. 3/97	40
Two North LaSalle	9,305	70,379	79,684	(8,347)	1979	Dec. 10/98	40
						Dec. 10/98, Nov.
10 South Riverside	14,413	85,962	100,375	(9,417)	1965	10/01, Jun. 3/02	40
						Dec. 10/98, Nov.
120 South Riverside	14,413	78,271	92,684	(10,062)	1967	10/01, Jun. 3/02	40
550 West Washington	11,505	65,996	77,501	(2,688)	2000	May 15/01	40

Total – Chicago	80,074	312,397	392,471	(32,106)

Dallas
Renaissance Tower	3,150	134,724	137,874	(28,722)	1974/92	Oct. 31/96	40
Galleria Towers I, II and III	21,435	214,451	235,886	(22,094)	1982/85/91	Jan. 15/99	40
Plaza of the Americas	12,500	123,377	135,877	(13,678)	1980	Aug. 4/98	40
Park Central I & II	748	15,557	16,305	(1,903)	1970/71	Dec. 10/98	40

Total – Dallas	37,833	488,109	525,942	(66,397)

Houston
Allen Center	21,375	260,196	281,571	(43,967)	1972/78/80/95	Nov. 19/96	40
Continental Center I	14,756	101,583	116,339	(22,478)	1984	Oct. 31/96	40
Continental Center II	1,500	22,887	24,387	(5,175)	1971	Oct. 31/96	40
500 Jefferson	413	10,979	11,392	(2,608)	1962/83	Oct. 31/96	40
3700 Bay Area Blvd	3,675	36,632	40,307	(4,238)	1986	Aug. 5/98	40

Total – Houston	41,719	432,277	473,996	(78,466)

Schedule III — Real Estate and Accumulated Depreciation as at December 31, 2002
($ thousands)

						Subsequent Costs
				Initial Cost to Company		Capitalized, Net

			Encumbrances		Building and		Building and
Description	Notes	Location	at 12/31/02	Land	additions	Land	additions

Los Angeles Area
9800 La Cienega	6	Los Angeles, CA	—	3,405	18,041	—	6,567
Landmark Square	6	Long Beach, CA	—	18,477	68,813	—	4,859
Shoreline Square	6	Long Beach, CA	—	5,707	59,138	—	4,030
Ernst & Young Plaza		Los Angeles, CA	(120,000)	34,971	118,744	—	3,397

Total – Los Angeles Area			(120,000)	62,560	264,736	—	18,853

New York Area
One New York Plaza		New York, NY	(237,768)	58,676	340,107	—	23,536
110 William Street		New York, NY	(85,000)	12,450	77,711	—	12,969
1065 Avenue of the Americas	3	New York, NY	(37,347)	19,518	44,433	—	5,584
Newport Tower		Jersey City, NJ	(105,400)	2,054	161,582	—	1,907

Total – New York Area			(465,515)	92,698	623,833	—	43,996

Washington, D.C. Area
2000 L Street, N.W		Washington, DC	(56,100)	7,728	56,767	—	19,825
Watergate Office Building		Washington, DC	(19,020)	4,853	45,281	—	4,396
1400 K Street, N.W		Washington, DC	(21,956)	8,786	21,219	—	9,830
1250 Connecticut, N.W		Washington, DC	(29,750)	6,457	37,427	—	1,741
1250 23rd Street, N.W	6	Washington, DC	—	3,515	24,922	—	347
2401 Pennsylvania		Washington, DC	(20,870)	4,419	24,674	—	2,098
1225 Connecticut	6	Washington, DC	—	8,865	51,010	—	357
Bethesda Crescent		Bethesda, MD	(36,268)	7,359	55,509	—	2,664
Twinbrook Metro Plaza		Rockville, MD	(16,915)	4,250	24,003	—	1,377
Silver Spring Metro Plaza		Silver Spring, MD	(68,790)	5,311	98,142	—	9,725
Silver Spring Centre		Silver Spring, MD	(15,280)	3,320	19,129	—	1,161
Beaumeade Corporate Park		Washington, DC	(18,000)	2,103	11,733	—	10,908
1550 & 1560 Wilson Blvd		Arlington, VA	(31,000)	4,958	28,849	—	6,552
2 Ballston Plaza		Arlington, VA	(27,066)	6,691	37,837	—	155
Reston Unisys		Reston, VA	(23,970)	5,706	34,934	—	9
Reston Crescent – Phase 2		Reston, VA	(22,000)	4,247	810	—	20,153
Sunrise Tech Park		Reston, VA	(23,514)	6,346	36,618	—	2,623

Total – Washington, D.C. Area			(430,499)	94,914	608,864	—	93,921

(Table con’t below)

(Table con’t from top)

	Total Cost at 12/31/02

					Date of
		Building and		Accumulated	Construction	Date	Depreciable
Description	Land	additions	Total (1)	Depreciation	Renovation	Acquired	Lives (2)

Los Angeles Area
9800 La Cienega	3,405	24,608	28,013	(6,639)	1985	Oct. 31/96	40
Landmark Square	18,477	73,672	92,149	(9,024)	1991	Aug. 11/98	40
Shoreline Square	5,707	63,168	68,875	(7,374)	1988	Sep. 24/98	40
Ernst & Young Plaza	34,971	122,141	157,112	(8,154)	1985	June 4/02	40

Total – Los Angeles Area	62,560	283,589	346,149	(31,191)

New York Area
One New York Plaza	58,676	363,643	422,319	(31,810)	1970/95	Apr. 30/99	40
110 William Street	12,450	90,680	103,130	(9,807)	1960/99	Dec. 10/98	40
1065 Avenue of the Americas	19,518	50,017	69,535	(6,509)	1958	Jan. 5/97	40
Newport Tower	2,054	163,489	165,543	(21,232)	1990	Feb. 24/97	40

Total – New York Area	92,698	667,829	760,527	(69,358)

Washington, D.C. Area
2000 L Street, N.W	7,728	76,592	84,320	(12,361)	1968/98	Feb. 2/98	40
Watergate Office Building	4,853	49,677	54,530	(7,372)	1965/91	Feb. 2/98	40
1400 K Street, N.W	8,786	31,049	39,835	(4,509)	1982/02	Feb. 2/98	40
1250 Connecticut, N.W	6,457	39,168	45,625	(4,230)	1964/96	Jan. 11/99	40
1250 23rd Street, N.W	3,515	25,269	28,784	(3,972)	1990	Feb. 2/98	40
2401 Pennsylvania	4,419	26,772	31,191	(2,693)	1991	Dec. 16/98	40
1225 Connecticut	8,865	51,367	60,232	(2,023)	1968/94	May 24/01	40
Bethesda Crescent	7,359	58,173	65,532	(9,491)	1987	Dec. 23/97	40
Twinbrook Metro Plaza	4,250	25,380	29,630	(2,854)	1986	Aug. 20/98	40
Silver Spring Metro Plaza	5,311	107,867	113,178	(11,367)	1986	Dec. 2/98	40
Silver Spring Centre	3,320	20,290	23,610	(2,462)	1987	Apr. 30/98	40
Beaumeade Corporate Park	2,103	22,641	24,744	(1,803)	1990/98/00	Dec. 16/98	40
1550 & 1560 Wilson Blvd	4,958	35,401	40,359	(4,710)	1983/87	Dec. 10/98	40
2 Ballston Plaza	6,691	37,992	44,683	(1,619)	1988	May 11/01	40
Reston Unisys	5,706	34,943	40,649	(5,679)	1980	Feb. 2/98	40
Reston Crescent – Phase 2	4,247	20,963	25,210	(1,291)	2000	Feb. 2/98	40
Sunrise Tech Park	6,346	39,241	45,587	(3,861)	1983/85	Dec. 15/98	40

Total – Washington, D.C. Area	94,914	702,785	797,699	(82,297)

Schedule III — Real Estate and Accumulated Depreciation as at December 31, 2002
($ thousands)

						Subsequent Costs
				Initial Cost to Company		Capitalized, Net

			Encumbrances		Building and		Building and
Description	Notes	Location	at 12/31/02	Land	additions	Land	additions

Charlotte
Bank of America Plaza		Charlotte, NC	(66,204)	11,250	103,530	—	5,175
First Citizens Plaza	6	Charlotte, NC	—	—	61,348	—	4,018

Total – Charlotte			(66,204)	11,250	164,878	—	9,193

Minneapolis
Northstar Center	6	Minneapolis, MN	—	2,500	44,501	—	21,503
Minnesota Center		Minneapolis, MN	(23,000)	1,527	43,606	—	3,825

Total Minneapolis			(23,000)	4,027	88,107	—	25,328

Pittsburgh
Gateway Center		Pittsburgh, PA	(41,362)	6,260	55,627	—	32,306

St. Louis
Metropolitan Square		St. Louis, MO	(87,281)	13,625	125,636	—	6,107
St. Louis Place	6	St. Louis, MO	—	3,500	32,169	—	607

Total – St. Louis			(87,281)	17,125	157,805	—	6,714

Other
250 West Pratt Street		Baltimore, MD	(29,444)	7,238	41,853	—	1,703
Bank of America Plaza		Columbia, SC	(20,725)	5,590	32,378	—	2,064
1441 Main Street	6	Columbia, SC	—	3,154	18,374	—	2,844
1333 Main Street	6	Columbia, SC	—	3,025	17,468	—	1,535
Borden Building		Columbus, OH	(31,000)	5,784	44,140	—	5,838
Clark Tower		Memphis, TN	(31,000)	5,450	50,089	—	2,916
Capital Center II & III		Sacramento, CA	(33,000)	8,384	42,529	—	6,123
Williams Center I & II		Tulsa, OK	(37,500)	5,400	49,554	—	2,499
Esperante Office Building		West Palm Beach, FL	(23,501)	5,806	33,877	—	3,885
Inner Belt	4	Boston, MA	(17,896)	24,027	3,562	(9,709)	(3,562)

Total – Other			(224,066)	73,858	333,824	(9,709)	25,845

Retail
Hollywood & Highland – retail	4,5	Los Angeles, CA	(145,523)	13,108	—	—	107,254
Desert Passage	5	Las Vegas, NV	(178,011)	26,667	240,150	—	(54,259)

Total – Retail			(323,534)	39,775	240,150	—	52,995

Total Rental Properties			(3,068,670)	613,865	3,891,609	(9,709)	669,116

(Table con’t below)

(Table con’t from top)

	Total Cost at 12/31/02

					Date of
		Building and		Accumulated	Construction	Date	Depreciable
Description	Land	additions	Total (1)	Depreciation	Renovation	Acquired	Lives (2)

Charlotte
Bank of America Plaza	11,250	108,705	119,955	(10,782)	1974	Dec. 21/98	40
First Citizens Plaza	—	65,366	65,366	(8,613)	1985	Jul. 15/98	40

Total – Charlotte	11,250	174,071	185,321	(19,395)

Minneapolis
Northstar Center	2,500	66,004	68,504	(8,013)	1916/62/86	Oct. 31/96	40
Minnesota Center	1,527	47,431	48,958	(5,909)	1987	Oct. 1/98	40

Total Minneapolis	4,027	113,435	117,462	(13,922)

Pittsburgh
Gateway Center	6,260	87,933	94,193	(21,925)	1952/60	Oct. 31/96	40

St. Louis
Metropolitan Square	13,625	131,743	145,368	(17,072)	1989	Dec. 8/97	40
St. Louis Place	3,500	32,776	36,276	(3,406)	1983	Sep. 24/98	40

Total – St. Louis	17,125	164,519	181,644	(20,478)

Other
250 West Pratt Street	7,238	43,556	50,794	(5,645)	1986	Feb. 17/98	40
Bank of America Plaza	5,590	34,442	40,032	(4,533)	1989	Feb. 19/98	40
1441 Main Street	3,154	21,218	24,372	(3,621)	1988	Dec. 13/96	40
1333 Main Street	3,025	19,003	22,028	(2,627)	1983	Apr. 30/97	40
Borden Building	5,784	49,978	55,762	(5,784)	1974	Dec. 1/98	40
Clark Tower	5,450	53,005	58,455	(6,732)	1973/97	May 11/98	40
Capital Center II & III	8,384	48,652	57,036	(6,828)	1984/85	Apr. 10/98	40
Williams Center I & II	5,400	52,053	57,453	(5,522)	1982/83	Dec. 10/98	40
Esperante Office Building	5,806	37,762	43,568	(4,846)	1989	Feb. 2/98	40
Inner Belt	14,318	—	14,318	—	n/a	Oct. 15/00	—

Total – Other	64,149	359,669	423,818	(46,138)

Retail
Hollywood & Highland – retail	13,108	107,254	120,362	(1,496)	2001	Mar. 11/97	40
Desert Passage	26,667	185,891	212,558	(6,876)	2000	Mar. 31/01	40

Total – Retail	39,775	293,145	332,920	(8,372)

Total Rental Properties	604,156	4,560,725	5,164,881	(543,246)

Schedule III — Real Estate and Accumulated Depreciation as at December 31, 2002
($ thousands)

						Subsequent
				Initial Cost		Costs
				to Company		Capitalized, Net		Total Cost at 12/31/02

											Accumu-	Date of
			Encum-		Building		Building		Building		lated	Construc-		Depreci-
			brances		and		and		and		Depre-	tion	Date	able
Description	Notes	Location	at 12/31/02	Land	additions	Land	additions	Land	additions	Total (1)	ciation	Renovation	Acquired	Lives (2)

Properties held for future development
Other residual land		Various	—	25,210	—	—	—	25,210	—	25,210	—

Total — Properties held for the long-term			(3,068,670)	639,075	3,891,609	(9,709)	669,116	629,366	4,560,725	5,190,091	(543,246)

Properties held for disposition
Rental properties
Goddard Corporate Park		Lanham, MD	(14,893)	3,842	24,437	—	(8,844)	3,842	15,593	19,435	(3,943)	1993	Feb. 2/98	40
Rosslyn Gateway		Arlington, VA	(19,591)	5,546	38,297	—	3,647	5,546	41,944	47,490	(6,650)	1970	Feb. 2/98	40
Paseo Colorado	4	Pasadena, CA	(74,778)	359	11,807	—	75,700	359	87,507	87,866	—	2001	Oct. 31/96	—
151 Front Street		Toronto, ON	(17,280)	2,980	14,659	(104)	(170)	2,876	14,489	17,365	(1,825)	1954/2000	Apr. 12/02	40

Total rental properties			(126,542)	12,727	89,200	(104)	70,333	12,623	159,533	172,156	(12,418)
Properties held for future development
Skywalk		Toronto, ON	—	11,078	—	(385)	—	10,693	—	10,693	—		Apr. 12/02
Goddard Corporate Park land		Lanham, MD	—	3,013	—	—	—	3,013	—	3,013	—		Feb. 2/98

Total properties held for future development			—	14,091	—	(385)	—	13,706	—	13,706	—

Total properties held for disposition			(126,542)	26,818	89,200	(489)	70,333	26,329	159,533	185,862	(12,418)

Management business
Furniture, fixtures and equipment			—	—	13,060	—	—	—	13,060	13,060	(9,686)

Total real estate			$(3,195,212)	$665,893	$3,993,869	$(10,198)	$739,449	$655,695	$4,733,318	$5,389,013	$(565,350)

Schedule III — Real Estate and
Accumulated Depreciation at December 31, 2002

NOTES

1.	The aggregate cost for federal income tax purposes as of December 31, 2002 was approximately $3.9 billion.

2.	The life to compute depreciation on buildings is 40 years. The life to compute depreciation on building improvements is over the term of the related lease. Furniture, fixtures and equipment are depreciated over periods of up to 10 years.

3.	The Corporation has a 99% legal ownership interest in this property.

4.	These properties were previously under development and were transferred to rental properties in 2002.

5.	During the year ended December 31, 2002, the Corporation recorded the following allowance for loss related to these properties:

Desert Passage	$54,909
Hollywood & Highland – Retail	139,582
Goddard	9,782

$204,273

6.	These properties are collateral for the $350 million revolving credit facility. The amount outstanding at December 31, 2002 on this credit facility was $90 million.

SUMMARY OF ACTIVITY

A summary of activity of investment in real estate and accumulated depreciation is as follows:

The changes in investment in real estate for the years ended December 31, 2002, 2001 and 2000 are as follows:

	December 31

	2002	2001	2000

Balance, beginning of the year	$5,399,031	$4,883,826	$4,940,601
Additions during the year
Acquisitions	147,189	202,740	86,347
Improvements	160,479	428,081	340,875
Previously held in a consolidated joint venture now consolidated	41,872	268,281	—
Deductions during the year
Properties disposed of	(132,727)	(124,024)	(478,669)
Provision for loss on properties held for disposition	(204,273)	(253,230)	—
Write-off of fully depreciated assets	(22,558)	(6,643)	(5,328)

Balance, end of year	$5,389,013	$5,399,031	$4,883,826

Schedule III — Real Estate and
Accumulated Depreciation at December 31, 2002

The changes in accumulated depreciation for the years ended December 31, 2002, 2001 and 2000 are as follows:

	December 31

	2002	2001	2000

Balance, beginning of the year	$(438,584)	$(305,038)	$(206,248)
Additions during the year
Depreciation	(153,962)	(144,680)	(141,607)
Previously held in a non-consolidated joint venture now consolidated	(6,034)	(2,927)	—
Deductions during the year
Properties disposed of	10,672	7,418	37,489
Write-off of fully depreciated assets	22,558	6,643	5,328

Balance, end of year	$(565,350)	$(438,584)	$(305,038)

SCHEDULE

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT ACCOUNTANTS

YEARS ENDED DECEMBER 31, 2002 and 2001

Report of Independent Accountants

To the Members of
TrizecHahn Hollywood Hotel LLC

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of members’ capital and of cash flows present fairly, in all material respects, the financial position of TrizecHahn Hollywood Hotel LLC (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

February 25, 2003

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31

	2002	2001

ASSETS
Hotel property
Buildings and improvements	$57,522,359	$98,251,985
Land	7,346,096	7,346,096
Equipment and other	14,456,573	11,328,113
Accumulated depreciation	(821,291)	—

	78,503,737	116,926,194
Cash and cash equivalents	3,757,062	901,001
Restricted cash	169,135	4,888,638
Accounts receivable, net of allowance of $74,614 and $0 respectively	1,777,618	48,663
Inventory	2,028,755	1,691,845
Prepaid expenses and other assets, net	284,416	1,019,759

	$86,520,723	$125,476,100

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage debt and other loans	$100,873,891	$80,248,669
Interest payable	475,797	317,000
Accounts payable and accrued liabilities	2,523,746	684,497
Due to affiliates	1,061,686	1,161,756
Accrued construction costs	—	10,246,811

	104,935,120	92,658,733
Commitments and contingencies
Members’ capital	(18,414,397)	32,817,367

	$86,520,723	$125,476,100

See accompanying notes to financial statements.

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31

	2002	2001

Operating revenue:
Hotel sales — rooms	$19,474,315	$38,306
Hotel sales — food and beverage	7,075,282	13,277
Hotel sales — other	2,668,764	4,973

Total revenues	29,218,361	56,556

Operating expenses:
Hotel operating costs — rooms	5,993,402	211,055
Hotel operating costs — food and beverage	6,897,897	106,681
Hotel operating costs — other	1,854,875	18,746
Inventory expense	590,094	—
General and administrative	3,736,991	50,432
Sales and marketing	3,086,673	13,269
Repairs and maintenance	1,606,848	30,438
Utilities	893,111	5,650
Management fee	657,416	1,273
Property taxes	1,542,986	—
Professional fees	45,117	—
Insurance	459,363	—

Total operating expenses	27,364,773	437,544

Gain/(loss) from operations	1,853,588	(380,988)
Non-operating revenue:
Interest income	15,667	83,144
Non-operating expenses:
Provision for loss on hotel property	42,422,917	31,597,896
Initial start up and opening costs	943,549	4,208,366
Interest expense	5,223,524	—
Amortization of financing costs	783,066	—
Depreciation expense — building	821,291	—
Depreciation expense — inventory	945,230	—

Net loss	$(49,270,322)	$(36,104,106)

See accompanying notes to financial statements.

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL
For the years ended December 31, 2002 and 2001

	TrizecHahn	REN
	Hollywood Inc.	Hollywood LLC	Total

Balance, January 1, 2001	$57,304,329	$10,525,919	$67,830,248
Contributions	1,091,225	—	1,091,225
Net loss	(30,504,359)	(5,599,747)	(36,104,106)

Balance, December 31, 2001	27,891,195	4,926,172	32,817,367
Contributions	3,038,558	—	3,038,558
Redemption of contribution	—	(5,000,000)	(5,000,000)
Net loss	(44,982,774)	(4,287,548)	(49,270,322)

Balance, December 31, 2002	$(14,053,021)	$(4,361,376)	$(18,414,397)

See accompanying notes to financial statements.

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31

	2002	2001

Cash flows from operating activities:
Net loss	$(49,270,322)	$(36,104,106)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of financing costs	783,066	—
Depreciation expense	1,766,521	—
Provision for loss on hotel property	42,422,917	31,597,896
Changes in assets and liabilities:
Accounts receivable	(1,728,955)	(48,663)
Inventory	(1,282,140)	(1,691,845)
Prepaid expenses and other assets	(19,523)	—
Accounts payable and accrued liabilities	1,839,249	661,757
Due to affiliates	(100,070)	1,113,246
Interest payable	158,797	—

Net cash used in operating activities	(5,430,460)	(4,471,715)

Cash flows from investing activities:
Additions to buildings and improvements	(11,940,103)	(46,546,006)
Additions to equipment and other	(3,128,460)	(14,502,796)
Decrease in restricted cash	4,719,503	1,311,250

Net cash used in investing activities	(10,349,060)	(59,737,552)

Cash flows from financing activities:
Draws on construction loan	15,694,223	64,019,043
Capital lease payments	(69,001)	—
Financing costs	(28,199)	—
Contributions from members	3,038,558	1,091,225

Net cash provided by financing activities	18,635,581	65,110,268

Net increase in cash	2,856,061	901,001
Cash and cash equivalents, beginning of year	901,001	—

Cash and cash equivalents, end of year	$3,757,062	$901,001

See accompanying notes to financial statements.

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the years ended
	December 31

	2002	2001

Cash paid during the year for:
Interest, including amounts capitalized ($0 and $2,957,795)	$5,064,727	$2,957,795

Non-cash investing and financing activities:
Capital lease	$—	$2,665,700

Redemption of members’ contribution	$5,000,000	$—

See accompanying notes to financial statements.

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Basis of Presentation:

TrizecHahn Hollywood Hotel LLC (the “Company”) is a Delaware limited liability company, consisting of TrizecHahn Hollywood Inc. (“THH”) and REN Hollywood, LLC (“REN”) as members, and was formed in 1999 to develop, own and operate a hotel in Hollywood, California. The hotel is located in the heart of Hollywood, California at Hollywood & Highland Avenues and opened on December 26, 2001. It is a full-service hotel and has approximately 637 rooms, extensive banquet facilities as well as other amenities including pool, restaurants, and valet parking. An affiliate of REN, Renaissance Hotel Management, LLC (“Manager”), provides hotel management services pursuant to a management agreement.

On September 26, 2002, the Company entered into a lease transaction (“Lease”) whereby the hotel is leased to Hollywood Hotel TRS No. 2 LLC (“TRS No. 2”), which is wholly-owned by the Company. The Lease expires on September 30, 2007, but is automatically extended for four renewal terms of five years each provided no event of default has occurred and is continuing. Rent is payable monthly and is an amount equal to the greater of the calculated amount of minimum rent for the month or the amount of percentage rent calculated based on gross room revenues, gross food and beverage revenues and gross other revenues. Minimum rent is $3,214,000 for the first year, $5,142,000 for the second year and is increased by an inflation factor annually thereafter. The monthly amount of minimum rent is determined based on the percentage that budgeted gross revenues for the month are of the total year’s budgeted gross revenues.

THH is wholly-owned by Hollywood Hotel TRS No. 1 LLC, which is wholly-owned by Trizec R&E Holdings, Inc. (“TREHI”). TREHI became, as of March 14, 2002, a wholly owned subsidiary of Trizec Properties, Inc. (“TPI”), a publicly traded U.S. office REIT. Prior to September 26, 2002, THH was directly wholly-owned by TREHI.

REN is an indirect wholly-owned subsidiary of Marriott International Inc., a U.S. public company. At December 31, the Member interests are as follows:

	2002	2001

TrizecHahn Hollywood Inc.	91.47%	84.49%
REN Hollywood, LLC	8.53%	15.51%

The financials statements include all of the accounts of TrizecHahn Hollywood Hotel LLC and TRS No. 2. All significant intercompany balances and transactions have been eliminated.

Certain prior period figures have been reclassified to conform to current year presentation.

B.	Summary of Significant Accounting Policies:

Cash and Cash Equivalents
Short-term liquid investments with an original maturity of three months or less are considered cash equivalents.

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

B.	Summary of Significant Accounting Policies (Continued):

Restricted Cash
Under the terms of the management agreement, a minimum of 1% gross revenue, as defined, in the first fiscal year, and 2% for all subsequent fiscal years is required to be deposited into a reserve for the replacement of furniture, fixtures and equipment. At December 31, 2002 and 2001, $169,135 and $0, respectively, were included in cash restricted for furniture, fixtures and equipment. Restricted cash of $4,888,638 at December 31, 2001 represented cash amounts to be used to fund development expenditures.

Inventories
Supplies and food and beverage inventory consists primarily of short-term supplies and furnishings. Inventory that was purchased during the three months ended March 31, 2002 was added to the base inventory from December 31, 2001. Inventory is being depreciated based on a three-year life. Replacement purchases are expensed as incurred.

Hotel Property and Equipment
Hotel property is recorded at cost and includes direct construction costs, interest, construction loan fees, property taxes and related costs capitalized during the construction period. Chilled water systems were acquired under a capital lease arrangement. The costs of hotel buildings and improvements are depreciated using the straight-line method over an estimated useful life of 39 years. Equipment, furniture, and other assets have varying lives ranging from 3 to 15 years. Major improvements and replacements significantly extending the useful lives of the assets are capitalized, while ordinary maintenance and repairs are expensed as incurred.

Carrying Values of Hotel Property
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, on January 1, 2002. Under the provisions of SFAS No. 144, the Company assesses its hotel property for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. Estimated fair value is determined based on management’s estimate of amounts that would be realized if the property were offered for sale in the ordinary course of business assuming a reasonable sales period and under normal market conditions. Carrying value is reassessed at each balance sheet date. Implicit in management’s assessment of fair value is estimates of future rental and other income levels for the property and its estimated disposal dates. Due to the significant uncertainty in determining fair value, actual proceeds realized on the ultimate sale of the property will differ from estimates and such differences could be material.

The hotel property depends on tourism for a significant portion of its visitors. The September 11, 2001 terrorist attacks and the continuing threat of terrorism have impacted the levels of tourism at the hotel. As part of a valuation analysis performed on the hotel, an independent third party appraisal was obtained that indicated the value of the hotel had declined as of December 31, 2001. Accordingly, an impairment charge of approximately $31.6 million for the year ended December 31, 2001 was recorded to reduce the carrying value of the property.

The result of operations of the hotel did not meet the levels expected in 2002 and the Company believes that the fair value of the property has declined further. Accordingly, an additional impairment charge of approximately $42.4 million was recorded for the year ended December 31, 2002, based on an internal valuation of the hotel.

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

B.	Summary of Significant Accounting Policies (Continued):

At December 31, 2001, the property was considered as held for disposition pursuant to the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. The Company anticipates that it will take longer than originally expected to stabilize this property. The Company plans to hold the property until it can determine that it can realize an acceptable level of value on disposition. The property is no longer considered as held for disposition and accordingly, depreciation commenced on October 1, 2002.

Prepaid Expenses and Other Assets
Costs incurred to obtain construction financing are amortized to interest expense over the life of the loan. At December 31, 2002 and 2001, total deferred finance charges, net of accumulated amortization was as follows.

	2002	2001

Deferred finance charges	$3,227,253	$3,199,054
Accumulated amortization	(2,962,361)	(2,179,295)

	$264,892	$1,019,759

Revenue Recognition
Revenues are recognized when earned upon facility use or food and beverage consumption. Room sales are recognized upon guest check-out. An allowance of 3% of the weighted average monthly accounts receivable balance is provided for potential credit losses.

Promotion Expense
Initial start up costs and opening costs are expensed as incurred.

Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts will differ from those estimates used in the preparation of these financial statements.

Income Taxes
Taxable income or loss of the Company is reported by, and is the responsibility of, the respective members. Accordingly, the Company has no provision for income taxes.

Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Accounts receivable includes amounts due from credit card companies, group travel organizations and others for the use of banquet facilities. The Company places its temporary cash investments with high credit quality institutions and cash accounts with federally insured institutions. Cash balances with any one institution may be in excess of the federally insured limits. The Company has not experienced any losses in such investments or accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

C.	Mortgage Debt and Other Loans

Construction Loan
On April 13, 2000, the Company entered into a construction loan agreement (“Loan Agreement”) with various financial institutions, as the Lenders, collateralized by the hotel property and a building loan deed of trust. The Company can borrow up to $98,000,000 (the “Note”). At December 31, 2002, $93,277,192 (December 31, 2001 — $77,582,969) had been drawn on the construction loan.

The Loan Agreement provides for an interest-only payment and accrues at either a LIBOR Rate or Base Rate, as defined, plus a margin (at Company’s option). At December 31, 2002, the LIBOR based rate was utilized at an all-in-one rate of 4.1875% (December 31, 2001 — 4.94%). In addition, the Company is required to pay a fee on the unused portion of the loan in the amount of .25% per annum. The note is due on April 13, 2003, unless extended by four six-month options, subject to certain financial requirements. Principal repayments are only required if the note is extended. Management is currently in the process of amending and restating this loan. The Company will likely repay a portion of the loan to reduce the balance to $78.0 million by April 2003 and likely repay an additional $8.0 million by April 2004, so that the balance at April 2004 will be approximately $70.0 million. At April 30, 2004, the loan will be subject to a potential paydown based on a new appraisal. The Company expects that the amended and restated loan will mature in April 2005.

The Loan Agreement requires the Company to meet an ongoing debt service coverage ratio of at least 1.4 beginning after the Initial Maturity Date, April 2003. If the minimum debt coverage ratio is not maintained, the lender will require excess cash flow, as defined in the Loan Agreement, to be applied to the outstanding loan balance. These terms are being modified as part of the loan amendment. Also required by the Loan Agreement are a number of covenants, including a requirement to submit annual audited financial statements 120 days after the Company’s fiscal year end.

In connection with the Note, TPI serves as guarantor with respect to the repayment of interest and principal. As payment guarantor, TPI is required to maintain a minimum net worth requirement and is required to maintain certain leverage and interest coverage ratios, as defined.

Loan from Member
Under the operating agreement (the “Agreement”), provided that REN has contributed the maximum development contribution, REN has the right to cause the Company to redeem $5 million of REN’s contribution. This right is exercisable only if, concurrently with such redemption, REN or its affiliates makes a $5 million loan to the Company on the terms and conditions outlined in the operating agreement. On September 26, 2002, REN exercised its redemption right and concurrently, an affiliate of REN, MICC (California), LLC, loaned to the Company $5 million (“MICC Loan”). The redemption was effective retroactive to January 31, 2002.

The loan is subordinate to the Note, is non-recourse and is collateralized by the pledge of Members’ interests. Interest accrues at 13% per annum and is payable at 10% per annum in monthly installments. All principal and accrued interest is payable on April 1, 2007.

The terms of this loan were subsequently amended to waive the requirement for monthly payments of interest effective November 1, 2002 and to reduce the interest accrual rate from 13% to 3%. If the MICC loan becomes due and payable prior to maturity, the amount required to repay the loan will be the amount due under the terms of the loan less an amount equal to the sum of monthly payments that would have been payable under the terms of the original loan agreement, prior to this amendment, from the date of the early repayment to the maturity date.

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

C.	Mortgage Debt and Other Loans (Continued):

Capital Lease Obligation
During 2001, the Company entered into an agreement with a commercial energy service provider to operate the onsite-chilled water system that serves both the retail complex and hotel facility (just adjacent to the hotel site). The initial term of the lease agreement is 15 years, expiring November 2016, and contains a 5-year renewal option. Provisions are made for title to transfer to the Company as the agreement expires. The monthly payment consists of a fixed portion of $34,770 over the term, plus a variable operation and maintenance cost, which adjusts annually. The cost of the system is classified as equipment and is being depreciated over its useful life of 15 years. The balance, net of amortization, was $2,596,699 at December 31, 2002 (December 31, 2001 - $2,665,700). Annual payments are as follows:

Year ending December 31, 2003	$417,240
2004	417,240
2005	417,240
2006	417,240
2007	417,240
Thereafter	3,685,620

$5,771,820

D.	Member Contributions, Distributions and Allocation of Net Income (Loss):

Through December 31, 2002, THH had made cash contributions of approximately $61.3 million and REN had made its maximum required cash contribution of $10.5 million. The Agreement provides that the managing member, THH, will issue a Cash Notice to each member as required. If the required contribution is not made within the parameters of the agreement, then the funding member can loan the amount to the partnership (“Deficit Loans”) or the non-funding member’s ownership is subject to a proportionate percentage of dilution. Deficit Loans bear interest at prime + 6%

Amounts advanced by THH during 2002 and 2001 to fund initial working capital needs, unfunded development costs and debt servicing amounts have been recorded as capital contributions as the Company expects that these amounts may be repaid from the eventual sale of the hotel property. Current operating amounts paid for by THH or REN are recorded as due to affiliates.

During 2002, of the $3,038,558 advanced by THH, $797,349 was contributed as Deficit Loans pursuant to the Agreement and, accordingly, $27,609 of interest was recorded.

The Agreement includes a provision for REN to redeem $5 million of its capital contribution and concurrently loan the redeemed amount to the Company. REN exercised the redemption right on September 26, 2002, which was effective retroactive to January 31, 2002.

Member distributions, to the extent allowable, will be made monthly, first to repay any Deficit Loans made by any Member, if any, as defined in the Agreement (prorata based on the relative amounts outstanding under those loans), then to each Member based on each Member’s respective ownership interest at the date of distribution.

Net income and loss is allocated as defined in the Agreement. Generally, it provides for specific allocations of net income and loss based on each member’s proportionate share. To the extent net income or losses were previously allocated, net income is first allocated to net losses, then remaining amounts are applied in proportion with the member interests.

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

E.	Fair Value of Financial Instruments:

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values due to the short-term nature of those instruments. The carrying amount of accounts receivable and mortgage debt and other loans also approximates their fair value at December 31, 2002 and 2001.

F.	Commitments and Contingencies:

Construction Cost to Complete
The hotel was substantially complete on December 26, 2001. Estimated costs to complete were $0 at December 31, 2002 ($13 million at December 31, 2001).

Legal
The Company, from time to time, is involved in various claims and legal actions arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, it is management’s opinion, based in part upon advice from legal counsel, that the final resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Insurance
The insurance on the property is part of the portfolio-wide insurance obtained by TPI. All references to insurance obtained by the Company refer to the hotel property coverage under TPI’s portfolio-wide policy. The Company carries insurance on the property of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Company believes the property is adequately insured. The property insurance that has been maintained historically has been on an “all risk” basis which, until 2003, included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their “all risk” policies. As a result, the Company’s “all risk” insurance coverage currently contains specific exclusions for losses attributable to acts of terrorism. In light of this development, for 2003, the Company purchased stand-alone terrorism insurance with annual aggregate limits that it considers commercially reasonable, considering the availability and cost of such coverage.

The Company’s earthquake insurance is in an amount and subject to deductibles that the Company believes are commercially reasonable. However, the amount of earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amounts of the third party earthquake insurance the Company may be able to purchase on commercially reasonable terms may be reduced.

The Company has workers’ compensation and general liability insurance with self-insurance retention of $25,000 per occurrence for 2002 and 2001. An estimate of the amount due and payable claims for which the Company is liable is included in accounts payable and accrued liabilities.

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

G.	Related-Party Transactions:

THH and its affiliates provided development and various legal services to the Company during development. The development fee was computed at 4% of hard construction costs, as defined. A summary of costs and fees incurred and capitalized during 2001 are as follows:

For the year ended
December 31, 2001

Payroll and related benefits	$589,585
Development fee	1,643,026
Legal	11,000

$2,243,611

There were no costs or fees incurred and capitalized during 2002.

In addition, under a shared capital lease agreement for the chiller system, during 2001 an affiliated entity of THH in the adjacent retail shopping complex purchased and financed the chiller infrastructure. The Company shared in the cost and capital lease arrangement for $2,665,700. (See Note C.)

Under the management agreement, affiliates of REN provide hotel management services. The agreement expires December 31, 2027. The manager’s operating fee will be based on 2.25% of gross revenues, as defined, for 2002, 2.50% in 2003, and 3% thereafter. There are also provisions that allow additional fees should operating profits exceed 11% return on assets. Management fees of $657,416 and $1,273 were incurred in 2002 and 2001.

As part of the development and initial start up of the hotel for the year ended December 31, 2002 and 2001, $943,549 and $4,152,410 of cost reimbursement were incurred with an affiliate of REN. In addition, the Company regularly purchases inventory from an affiliate of REN. Inventory purchases totaled $1,780,885 in 2002 (2001 — $1,644,898).

The Company reimburses affiliates of THH for allocated or direct insurance premiums. For the year ended December 31, 2002, the amount was $459,363 ($0 for the year ended December 31, 2001), and was included in accounts payable to affiliates.

An affiliate of REN provides chain services such as national sales office services, central training services and national representation system services to the Company. Amounts incurred in 2002 were $714,332. Amounts were nominal during 2001.