Form 10-Q
period 2003-03-31
TRIZEC PROPERTIES INC
filed 2003-05-13
CIK 1161935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

As of May 9, 2003, 150,029,664 shares of common stock, par value $0.01 per share, were issued and outstanding.

Forward-Looking Statements

This Form 10-Q, including the discussion in “Part I – Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. These statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include those set forth in more detail in the Risk Factors section in our Form 10-K for the year ended December 31, 2002 filed with the U.S. Securities and Exchange Commission.

PART I — FINANCIAL STATEMENTS

Item 1. Financial Statements

Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
$ thousands, except share and per share amounts	2003	2002

Assets
Real estate	$5,243,991	$5,389,013
Less: accumulated depreciation	(588,269)	(565,350)

Real estate, net	4,655,722	4,823,663
Cash and cash equivalents	43,295	62,253
Escrows and restricted cash	62,868	46,798
Investment in unconsolidated real estate joint ventures	221,970	220,583
Investment in Sears Tower	23,600	23,600
Office tenant receivables, net	22,191	26,536
Other receivables, net	29,378	20,499
Deferred rent receivables, net	136,202	131,395
Deferred charges, net	131,989	144,127
Prepaid expenses and other assets	84,389	79,805

Total Assets	$5,411,604	$5,579,259

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt and other loans	$3,179,307	$3,345,238
Trade, construction and tenant improvements payables	49,602	53,816
Accrued interest expense	17,449	12,931
Accrued operating expenses and property taxes	68,762	93,057
Other accrued liabilities	101,778	83,263
Dividends payable	30,789	—
Taxes payable	61,133	109,949

Total Liabilities	3,508,820	3,698,254

Commitments and Contingencies
Minority Interest	2,299	2,540

Redeemable Stock	200	200

Shareholders’ Equity
Common Stock, 500,000,000 shares authorized at March 31, 2003 and December 31, 2002, $0.01 par value, 150,029,664 outstanding at March 31, 2003 and December 31, 2002	1,500	1,500
Additional paid in capital	2,181,364	2,181,958
Accumulated deficit	(257,385)	(285,482)
Treasury stock, at cost, 3,646 shares at March 31, 2003 and December 31, 2002	(40)	(40)
Unearned compensation	(2,550)	(3,593)
Accumulated other comprehensive loss	(22,604)	(16,078)

Total Shareholders’ Equity	1,900,285	1,878,265

Total Liabilities and Shareholders’ Equity	$5,411,604	$5,579,259

See accompanying notes to the financial statements.

Consolidated Statements of Operations (unaudited)

	For the three months ended
	March 31

$ thousands, except share and per share amounts	2003	2002

Revenues
Rentals	$170,908	$169,911
Recoveries from tenants	30,911	28,474
Parking and other	24,112	26,580
Fee income	1,954	2,611
Interest	1,786	2,671

Total Revenues	229,671	230,247

Expenses
Operating	77,136	73,384
Property taxes	26,042	25,218
General and administrative	10,067	6,515
Interest	47,278	44,276
Depreciation and amortization	46,282	38,821
Stock option grant expense	158	—
Loss on early debt retirement	257	—

Total Expenses	207,220	188,214

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Recovery on Insurance Claim, Discontinued Operations and Gain on Disposition of Real Estate	22,451	42,033
Provision for income and other corporate taxes	(1,730)	(1,244)
Minority interest	241	(36)
Income from unconsolidated real estate joint ventures	9,926	3,388
Recovery on insurance claim	5,266	—

Income from Continuing Operations	36,154	44,141
Discontinued Operations
Income from discontinued operations	2,855	1,441
Gain on disposition of discontinued real estate	8,526	—

Income Before Gain on Disposition of Real Estate	47,535	45,582
Gain on disposition of real estate	11,351	—

Net Income	58,886	45,582

Dividends payable to special voting and Class F convertible shareholders	(783)	—

Net Income Available to Common Shareholders	$58,103	$45,582

		Proforma

Earnings per common share
Basic	$0.39	$0.30
Diluted	$0.39	$0.30
Weighted average shares outstanding
Basic	149,785,046	149,849,246
Diluted	149,809,100	151,365,979

See accompanying notes to the financial statements.

Consolidated Statements of Comprehensive Income (unaudited)

	For the three months ended
	March 31

$ thousands	2003	2002

Net income	$58,103	$45,582

Other comprehensive (loss) income:
Unrealized gains on investments in securities:
Unrealized foreign currency exchange gains arising during the period	63	—
Unrealized foreign currency exchange gain on foreign operations	718	—
Unrealized derivative losses:
Effective portion of interest rate contracts	(7,307)	1,180

Total other comprehensive (loss) income	(6,526)	1,180

Net comprehensive income	$51,577	$46,762

See accompanying notes to the financial statements.

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended
	March 31

$ thousands	2003	2002

Cash Flows from Operating Activities
Net income	$58,886	$45,582
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from unconsolidated real estate joint ventures	(9,926)	(3,388)
Depreciation and amortization expense (including discontinued operations)	46,656	40,473
Amortization of financing costs	2,333	1,378
Gain on disposition of real estate (including discontinued operations)	(19,877)	—
Minority interest	(241)	36
Deferred compensation	839	913
Stock option grant expense	158	—
Changes in assets and liabilities:
Escrows and restricted cash	(16,070)	2,150
Office tenant receivables	4,345	12,042
Other receivables	(8,879)	2,385
Deferred rent receivables	(8,599)	(10,151)
Prepaid expenses and other assets	(9,400)	(12,721)
Accounts payable, accrued liabilities and other liabilities	(48,669)	(51,940)

Net cash (used in) provided by operating activities	(8,444)	26,759

Cash Flows from Investing Activities
Real estate:
Development expenditures	(852)	(42,132)
Tenant improvements and capital expenditures	(26,896)	(25,878)
Tenant leasing costs	(5,364)	(5,996)
Dispositions	157,638	28,680
Unconsolidated real estate joint ventures:
Investments	(1,835)	(4,188)
Distributions	8,435	6,403

Net cash provided by (used in) investing activities	131,126	(43,111)

See accompanying notes to the financial statements.

Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the three months ended March 31

$ thousands	2003	2002

Cash Flows from Financing Activities
Mortgage debt and other loans:
Development financing	—	34,915
Property financing	15,420	—
Principal repayments	(8,454)	(5,153)
Repaid on dispositions	(83,536)	—
Draws on credit line	26,100	—
Paydowns on credit line	(91,100)	—
Refinancing expenditures	(70)	—
Net advance from parent company and affiliates	—	(35,000)
Dividends	—	(12,405)

Net cash used in financing activities	(141,640)	(17,643)

Net Decrease in Cash and Cash Equivalents	(18,958)	(33,995)
Cash and Cash Equivalents, beginning of period	62,253	297,434

Cash and Cash Equivalents, end of period	$43,295	$263,439

Supplemental cash flow disclosures:
Cash paid during the three months for:
Interest	$41,281	$44,727

Interest capitalized to properties under development	$—	$778

Taxes	$50,546	$2,365

Non-cash investing and financing activities:
Non-cash issuance of Class C Convertible Preferred Stock in exchange for other assets	$—	$296,627

Non-cash settlement of advance from parent in exchange for common stock of TREHI	$—	$236,619

Mortgage debt assumed by purchasers on property dispositions	$25,594	$—

Dividends payable on common stock, special voting stock and Class F convertible stock	$30,789	$—

See accompanying notes to the financial statements.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Trizec Properties, Inc. (“Trizec Properties” or “the Corporation”, formerly known as TrizecHahn (USA) Corporation) is a corporation organized under the laws of the State of Delaware and is approximately 40% indirectly owned by Trizec Canada Inc. On February 14, 2002, the amended registration statement on Form 10 of Trizec Properties was declared effective by the Securities and Exchange Commission and, accordingly, Trizec Properties became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Trizec Properties was a substantially wholly-owned subsidiary of TrizecHahn Corporation (“TrizecHahn”), an indirect wholly–owned subsidiary of Trizec Canada Inc. A plan of arrangement (the “Reorganization”) was approved by the TrizecHahn shareholders on April 23, 2002 and on May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties commenced regular trading on the New York Stock Exchange.

The accompanying interim financial statements include, on a consolidated (as of March 31, 2002 and December 31, 2002 and for the three months ended March 31, 2003) and combined consolidated basis (for the three months ended March 31, 2002), the U.S. assets of TrizecHahn, substantially all of which are owned and operated by Trizec Properties and Trizec R & E Holdings, Inc. (“TREHI”, formerly known as TrizecHahn Developments Inc.), TrizecHahn’s two primary U.S. operating and development companies prior to March 14, 2002. As described in Note 14 of the Corporation’s annual report on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”), on March 14, 2002, TREHI was contributed to Trizec Properties. Prior to March 14, 2002, TREHI was a wholly-owned subsidiary of TrizecHahn. Accordingly, the organization presented in these financial statements was not a legal entity for the three month period ended March 31, 2002.

The Corporation operated as separate stand alone entities prior to the Reorganization date and, as such, no additional expenses incurred by TrizecHahn or its related entities were, in management’s view, necessary to be allocated to the Corporation for the periods prior to the Reorganization. However, the financial results prior to the Reorganization are not necessarily indicative of future operating results and no adjustments have been made to reflect possible incremental changes to the cost structure as a result of the Reorganization. The incremental charges include, but are not limited to, additional senior management compensation expense to supplement the existing senior management team and internal and external public company corporate compliance costs.

The Corporation operates primarily in the U.S. where it owns, manages and develops office buildings and mixed-use properties. At March 31, 2003, it had ownership interests in and managed a high-quality portfolio of 69 U.S. office properties concentrated in the metropolitan areas of seven major U.S. cities. In addition, the Corporation owns two retail/entertainment projects. At the end of 2000, Trizec Properties decided that it would elect to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the “Code”), commencing in 2001.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying interim financial statements include the combined accounts of Trizec Properties and TREHI and of all subsidiaries in which they have a controlling interest. Prior to the contribution of TREHI to Trizec Properties, both Trizec Properties and TREHI were indirect wholly-owned subsidiaries under the common control of TrizecHahn. The accompanying interim financial statements have been presented using TrizecHahn’s historical cost basis. All significant intercompany balances and transactions have been eliminated.

For presentation purposes, the Corporation refers to and describes the accompanying financial statements for the three month period ended March 31, 2002 as consolidated.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto contained in the 2002 Form 10-K.

c.	Stock Based Compensation

The Corporation accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB No. 25”). For stock option grants, under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation’s common stock at the date of grant over the exercise price of the options granted. This compensation cost, if any, is recognized into income over the vesting period. Except as detailed in Note 16 (a) of the 2002 Form 10-K with respect to options that were granted in connection with the Reorganization, the Corporation’s policy is to grant options with an exercise price equal to the quoted market price of the Corporation’s common stock. Stock option grant expense of $158 and $0 was recognized for the three months ended March 31, 2003 and 2002, respectively.

The following reconciles net income available to common shareholders to pro forma net income available to common shareholders under SFAS No. 123 “Accounting for Stock Based Compensation” and presents reported earnings per share (“EPS”) and pro forma EPS.

	For the three months ended March 31

	2003	2002

Net income available to common shareholders, as reported	$58,103	$45,582
Add back:
Stock option grant expense, as reported	158	—
Deduct:
Stock options expense, pro forma	(883)	—

Pro forma net income available to common shareholders	$57,378	$45,582

		Pro forma

EPS:
Basic, as reported	$0.39	$0.30

Basic, pro forma	$0.38	$0.30

Diluted, as reported	$0.39	$0.30

Diluted, pro forma	$0.38	$0.30

Notes to the Financial Statements
 $ thousands, except share and per share amounts

d.	Recent Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of SFAS 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS No. 145 is effective for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 has had no impact on the Corporation.

On June 28, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities of a business. Additionally, SFAS No. 146 addresses restructuring activities and nullifies the guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for transactions initiated after December 31, 2002. The adoption of this standard on January 1, 2003 had no impact on the Corporation’s results of operations or financial position.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, amending SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 provides three alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements.

SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. Accordingly, the Corporation has provided the appropriate disclosure for this interim period in Note 2 (c) above.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN No. 45 are effective with respect to the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Corporation has adopted this standard with no impact on its results of operations or financial position or any disclosure requirements.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any of the Corporation’s unconsolidated real estate joint ventures that may qualify as a VIE, provisions of this interpretation are effective for financial reports that contain interim periods beginning after June 15, 2003. The Corporation is currently assessing its investments in unconsolidated real estate joint ventures to determine whether the adoption of this interpretation will have a material impact on its results of operations, financial position or liquidity.

e.	Reclassifications

Certain reclassifications of prior period amounts have been made to the statements of operations, including the effects for the adoption of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. These reclassifications have been made in the financial statements to conform to the 2003 presentation. These reclassifications have not changed the results of operations for the three months ended March 31, 2002.

3.	REAL ESTATE

The Corporation’s investment in real estate is comprised of:

	March 31	December 31
	2003	2002

Properties
Held for the long term	$4,588,516	$4,650,219
Held for disposition	67,206	173,444

	$4,655,722	$4,823,663

a.	Properties – Held for the Long Term

	March 31	December 31
	2003	2002

Rental properties
Land	$598,348	$604,156
Buildings and improvements	4,192,798	4,213,380
Tenant improvements	340,637	347,346
Furniture, fixtures and equipment	13,060	13,060

	5,144,843	5,177,942
Less: accumulated depreciation	(581,432)	(552,933)

	4,563,411	4,625,009
Properties held for development	25,105	25,210

	$4,588,516	$4,650,219

b.	Properties – Held for Disposition

	March 31	December 31
	2003	2002

Rental properties	$55,645	$159,738
Properties held for development	11,561	13,706

	$67,206	$173,444

Properties held for disposition include certain properties that the Corporation has decided to dispose of in an orderly manner over a reasonable sales period.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

(i)	The Corporation had properties designated as held for disposition at December 31, 2001. These assets were subject to the transition rules of SFAS No. 144, and, accordingly, the Corporation continues to account for these properties pursuant to SFAS No. 121.

Properties held for disposition at December 31, 2001, included three retail/entertainment properties, three technology center development properties, two non-core office properties and certain retail non-operating assets. During the year ended December 31, 2002, two of the retail/entertainment properties and one of the technology properties were reclassified to properties held for the long term, and the two non-core office properties, two of the technology properties and the retail non-operating assets were sold. In addition, the Corporation acquired 151 Front Street from TrizecHahn which had been designated as held for disposition in accordance with SFAS No. 121. As a result, at December 31, 2002, one retail/entertainment property and 151 Front Street remained as held for disposition in accordance with SFAS No. 121 with the results of operations included in continuing operations. During the three months ended March 31, 2003, the remaining retail/entertainment property was sold. Therefore, 151 Front Street remains as the sole property held for disposition in accordance with SFAS No. 121 at March 31, 2003.

The results of operations for this property owned by the Corporation at March 31, 2003 and the other properties that had been designated and were sold during 2002 or in the first quarter of 2003 are included, through the date of sale, in revenue and expenses of the Corporation. The following summarizes the condensed results of operations for these properties.

	For the three months ended
	March 31

	2003	2002

Rentals	$2,641	$4,426
Interest	5	39

Total revenue	2,646	4,465
Operating expenses	(1,528)	(1,374)
Property taxes	(403)	(606)
Interest expense	(407)	(776)
Depreciation and amortization	—	(48)

Net income	$308	$1,661

(ii)	Subsequent to January 1, 2002, the Corporation designated five office properties as held for disposition pursuant to SFAS No. 144. During 2002, three of these properties were sold, and at December 31, 2002, two of the properties remained as held for disposition. During the first quarter of 2003 these two office properties were sold and one additional office property was designated as held for disposition pursuant to SFAS No. 144. As a result, only one office property remains as held for disposition in accordance with SFAS No. 144 at March 31, 2003.

Accordingly, the results of operations, through the date of sale, and the gains on disposition for these five office properties, as well as the one additional property, for all periods presented, have been reported as discontinued operations. The following summarizes the condensed results of operations for these properties, excluding the gain on disposition.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

	For the three months ended
	March 31

	2003	2002

Rentals	$5,525	$6,827
Interest	3	37

Total revenue	5,528	6,864
Operating expenses	(1,183)	(1,977)
Property taxes	(358)	(657)
Interest expense	(757)	(1,138)
Depreciation and amortization	(375)	(1,651)

Income from discontinued operations	$2,855	$1,441

c.	Gain on Dispositions During the Quarter Ended March 31, 2003 Under Transition Rules of SFAS No. 144

					Gain/
Date			Rentable	Sales	(Loss)
Sold	Property	Location	Sq.ft.	Price	On Sale

January 15	Paseo Colorado	Pasadena, CA	410,000	$111,402	$13,605

				$111,402	$13,605

d.	Gain (Loss) on Dispositions During the Quarter Ended March 31, 2003 Designated as Held for Sale Pursuant to SFAS No. 144

Gain/
Date			Rentable	Sales	(Loss)
Sold	Property	Location	Sq.ft.	Price	On Sale

February 25 March 14	Goddard Corporate Park Rosslyn Gateway	Lanham, MD Arlington, VA	203,000 253,000	$17,919 53,911	$(886) 9,412

				$71,830	$8,526

Notes to the Financial Statements
 $ thousands, except share and per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES

The Corporation participates in incorporated and unincorporated joint ventures, limited liability companies and partnerships with other venturers in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.

a.	The following is a summary of the Corporation’s ownership in unconsolidated real estate joint ventures:

		Corporation's
		Economic
Entity[5]	Property and Location	Interest[1]

Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%
WHTCP Realty L.L.C.[2]	Ernst & Young Plaza, Los Angeles, CA	100%
Dresser Cullen Venture	Kellog, Brown & Root Tower, Houston, TX	50%
Main Street Partners, LP	Bank One Center, Dallas, TX	50%
Trizec New Center Development
Associates (a Partnership)	New Center One, Detroit, MI4	67%
1114 TrizecHahn-Swig, L.L.C	The Grace Building, New York, NY	50%
1411 TrizecHahn-Swig, L.L.C	1411 Broadway, New York, NY	50%
1460 Leasehold TrizecHahn Swig L.L.C./
1460 Fee TrizecHahn Swig L.L.C	1460 Broadway, New York, NY	50%
TrizecHahn Waterview LP	Waterview Development, Arlington, VA	80%
TrizecHahn Hollywood Hotel L.L.C.[3]	Hollywood & Highland Hotel, Los Angeles, CA	91.5%

[1] The amounts shown above approximate the Corporation’s economic ownership interest for the periods presented. Cash flow from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions. The Corporation’s legal ownership may differ.

[2] On June 4, 2002, the Corporation acquired the 75% interest in this property it did not already own. Since that time, the Corporation has consolidated this property.

[3] On September 26, 2002, the Corporation’s ownership increased to 91.5% from 84.5%.

[4] This property was sold on February 25, 2003.

[5] The Corporation is reviewing these investments in order to assess the impact of any consolidation requirements, if any, of applying FIN No. 46 (see Note 2 (d)) for reporting periods beginning after June 15, 2003.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

b.	Unconsolidated Real Estate Joint Venture Financial Information

The following represents combined summarized financial information of the unconsolidated real estate joint ventures.

Balance Sheet Information

	March 31	December 31
	2003	2002

Assets
Real estate, net	$709,854	$723,426
Other assets	159,757	153,055

Total assets	$869,611	$876,481

Liabilities
Mortgage debt and other loans	560,897	585,633
Other liabilities	48,924	37,153
Partner’s equity	259,790	253,695

Total liabilities and equity	$869,611	$876,481

Corporation’s share of equity	$221,970	$220,583

Corporation’s share of mortgage debt	$327,629	$343,662

Income Statement Information

	For the three months ended
	March 31

	2003	2002

Rentals	$54,691	$53,403
Interest	197	272

Total revenues	54,888	53,675

Expenses
Operating and other	23,409	25,056
Interest	9,910	11,632
Depreciation and amortization	6,886	8,324

Total expenses	40,205	45,012

Gain on early debt retirement	4,125	—
Gain on disposition of real estate	611	—

Net income	$19,419	$8,663

Corporation’s share of net income	$9,926	$3,388

Included in rentals for the three months ended March 31, 2003, is a termination fee of $5.5 million received from General Motors Corporation, which occupied the majority of New Center One and also is our joint venture partner through one of its affiliates, New-Cen Commercial Corporation.

c.	Liability for Obligations of Partners

The Corporation is contingently liable for certain obligations of its joint ventures. All of the assets of the ventures are available for the purpose of satisfying such obligations. The Corporation had guaranteed or was otherwise contingently liable for approximately $93,276 at March 31, 2003 (December 31, 2002 – $100,867) representing recourse property debt.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

5.	INVESTMENT IN SEARS TOWER

Mortgage Receivable

On December 3, 1997, the Corporation purchased a subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois, for $70,000 and became the residual beneficiary of the trust that holds title to the Sears Tower. The balance of the mortgage, including accrued interest, was $294,000 at acquisition. At December 31, 2002, the Sears Tower was held by a trust established for the benefit of an affiliate of Sears, Roebuck and Co. (“Sears”). The Trust had a scheduled termination date of January 1, 2003, at which time the assets of the Trust, subject to a participating first mortgage, were to be distributed to the Corporation as the residual beneficiary. The Corporation is awaiting the conveyance of title from Sears. The Corporation anticipates that, upon conveyance of the title, it will consolidate the assets, liabilities and results of operations.

The Corporation’s mortgage is subordinate to an existing non-recourse participating first mortgage and is subject to other participating interests. The first mortgage is serviced only to the extent of available cash flow. Beginning in 2002, certain minimum interest payments were required under the terms of the participating first mortgage. The minimum interest payment for 2002 was $37,500, increasing to $50,700 for 2003 and $51,900 for 2004. The maturity date for this mortgage is July 2005. On or after July 2, 2005, the owner of the Sears Tower may, in connection with the retirement of the first mortgage, elect to have the Sears Tower appraised to determine the repayment amount of the participating interests of the first mortgage lender as well as all subordinate interests through an appraisal process. Excluding the lender’s participating interest in cash flow, the balance of the first mortgage, including accrued interest, was $766,552 at March 31, 2003 (December 31, 2002 — $769,153).

The subordinated mortgage held by the Corporation, which matures in July 2010, had a balance, including accrued interest, of $384,780 at March 31, 2003, (December 31, 2002 — $380,437) and has certain participation rights to the extent of available cash flow. Since acquisition, the Corporation has not been accruing interest income on the subordinated mortgage due to uncertainty regarding ultimate collection of interest. Had the Corporation accrued interest on the mortgage receivable, interest income would have been increased by $4,340 for each of the quarters ended March 31, 2003 and 2002.

6.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY

	Properties Held for the Long Term		Properties Held for Disposition		Total Debt

	Weighted average		Weighted average		Weighted average		Weighted average
	interest rates at	Mar. 31,	interest rates at	Mar. 31,	interest rates at	Mar. 31,	interest rates at	Dec. 31,
	Mar. 31, 2003	2003	Mar. 31, 2003	2003	Mar. 31, 2003	2003	Dec. 31, 2002	2002

Collateralized property loans:
At fixed rates	6.74%	$2,098,966	6.52%	$23,408	6.74%	$2,122,374	6.75%	$2,152,194
At variable rates (subject to interest rate caps)	4.03%	120,000	—	—	4.03%	120,000	4.17%	120,000
At variable rates	2.56%	846,842	4.24%	18,437	2.60%	865,279	2.84%	1,013,018

Other loans	5.34%	71,654	—	—	5.34%	71,654	5.77%	60,026

	5.48%	$3,137,462	5.52%	$41,845	5.48%	$3,179,307	5.45%	$3,345,238

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

Property loans are collateralized by deeds of trust or mortgages on properties, and mature at various dates between May 2003 and May 2011.

At March 31, 2003 and December 31, 2002, the Corporation had fixed the interest rates on $150 million of the debt classified as fixed in the above table, by way of interest rate swap contracts with a weighted average interest rate of 6.02% and maturing on March 15, 2008. The cost to unwind these interest swap contracts is approximately $18.5 million at March 31, 2003 (December 31, 2002 — $18.5 million).

In January 2003, the Corporation entered into interest rate swap contracts to fix the interest rate on $500 million of variable rate debt effective July 1, 2003 with a weighted average interest rate of 2.61%. The cost to unwind these interest rate swap contracts is approximately $5.9 million at March 31, 2003 (December 31, 2002 — $0).

During the quarter, the lender for the Corporation’s remaining technology property forwarded a notice of default related to debt service on the $17.9 million construction facility. The Corporation is in discussions with the lender and the possibility exists that the lender may commence foreclosure proceedings. This loan is not cross-defaulted to any other of the Corporation’s loans and is scheduled to mature in October 2003.

b.	Line of Credit

At March 31, 2003, the amount eligible to be borrowed was $320 million and $25 million was outstanding under this facility (December 31, 2002 — $90 million).

7.	SHAREHOLDERS’ EQUITY

a.	Dividends

On March 18, 2003, the Corporation declared a quarterly dividend of $0.20 per common share, payable on April 15, 2003, to the holders of record at the close of business on March 31, 2003.

On March 18, 2003, the Corporation declared a $6 dividend for the Class F convertible stock, payable on April 15, 2003, and accrued an additional $1 dividend.

On March 18, 2003, the Corporation declared a $776 dividend for the special voting stock, payable on April 15, 2003.

b.	Stock Options

On March 4, 2003, the Corporation granted 2,237,500 non-qualified stock options with an exercise price of $8.61 per share to its employees. The options granted vest over three years and expire on March 4, 2013.

8.	EARNINGS PER SHARE

In connection with the Reorganization, the Corporation modified the number of its issued and outstanding shares of common stock as described in Note 16 (a) of the 2002 Form 10-K and issued 8,368,932 options and 8,772,418 warrants to purchase shares of common stock. This resulted in 149,849,246 shares of common stock and 17,141,350 options and warrants being outstanding on May 8, 2002.

Basic and diluted earnings per share of common stock for the three month period ended March 31, 2002 have been computed by dividing the net income by the number of outstanding shares of common stock issued on May 8, 2002. All Trizec Properties common stock equivalents at May 8, 2002 were considered

Notes to the Financial Statements
 $ thousands, except share and per share amounts

for the purpose of determining dilutive shares outstanding. The Corporation used the price of its common stock on May 8, 2002 to determine the dilutive effect. Therefore, for periods prior to May 8, 2002, earnings per share are referred to as proforma.

For the three month period ended March 31, 2002, dilutive shares outstanding were increased by 1,516,733 in respect of stock options and warrants that had a dilutive effect. Not included in the computation of diluted income per share, as they would have had an anti-dilutive effect, were 4,839,952 stock options and 2,959,858 warrants.

For the three month period ended March 31, 2003, dilutive shares outstanding were increased by 24,054 in respect of stock options that had a dilutive effect. Not included in the computation of diluted income per share, as they would have had an anti-dilutive effect, were 8,081,764 stock options and 6,906,386 warrants. The dilutive shares were calculated based on $8.93 per share, which represents the average daily trading price for the three month period ended March 31, 2003.

	For the three months ended March 31

	2003	2002

Income from continuing operations	$36,154	$44,141
Gain on disposition of real estate	11,351	—
Less: Dividends payable to special voting and Class F convertible shareholders	(783)	—

Income from Continuing Operations Available to Common Shareholders	46,722	44,141
Discontinued operations	11,381	1,441

Net Income Available to Common Shareholders	$58,103	$45,582

		Pro forma

Basic Earnings per Common Share
Income from continuing operations available to common shareholders	$0.31	$0.29
Discontinued operations	0.08	0.01

Net Income Available to Common Shareholders	$0.39	$0.30

		Pro forma

Diluted Earnings per Common Share
Income from continuing operations available to common shareholders	$0.31	$0.29
Discontinued operations	0.08	0.01

Net Income Available to Common Shareholders	$0.39	$0.30

		Pro forma

Weighted average shares outstanding
Basic	149,785,046	149,849,246
Diluted	149,809,100	151,365,979

Notes to the Financial Statements
 $ thousands, except share and per share amounts

9.	CONTINGENCIES

a.	Litigation

The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims that arise from time to time. While the final outcome with respect to claims and litigation pending at March 31, 2003, cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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

Asbestos-containing material, or ACM, is present in some of the Corporation’s properties. Environmental laws govern the presence, maintenance and removal of asbestos. The Corporation believes that it manages ACM in accordance with applicable laws and plans to continue managing ACM as appropriate and in accordance with applicable laws and believes that the cost to do so will not be material.

Compliance with existing environmental laws has not had a material adverse effect on the Corporation’s financial condition and results of operations, and the Corporation does not believe it will have such an impact in the future. In addition, the Corporation has not incurred, and does not expect to incur any material costs or liabilities due to environmental contamination at properties it currently owns or has owned in the past. However, the Corporation cannot predict the impact of new or changed laws or regulations on its properties or on properties that it may acquire in the future. The Corporation has no current plans for substantial capital expenditures with respect to compliance with environmental laws.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

d.	Insurance

The Corporation carries insurance on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Corporation believes all of its properties are adequately insured. The property insurance that has been maintained historically has been on an “all risk” basis, which until 2003 included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their “all risk” policies. As a result, the Corporation’s “all risk” insurance coverage currently contains specific exclusions for losses attributable to acts of terrorism. In light of this development, for 2003 the Corporation purchased stand-alone terrorism insurance on a portfolio-wide basis with annual aggregate limits that it considers commercially reasonable, considering the availability and cost of such coverage. The Corporation’s current terrorism coverage carries an aggregate limit of $250 million on a portfolio-wide basis, excluding the Sears Tower, which carries its own separate limit of $250 million. Since the limit with respect to the Corporation’s portfolio may be, and the limit with respect to the Sears Tower is, less than the value of the affected properties, terrorist acts could result in property damage in excess of the current coverage, which could result in significant losses to the Corporation due to the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstance could have a material adverse effect on the financial condition and results of operations of the Corporation.

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

The Corporation has received notices to the effect that its insurance coverage against acts of terrorism may not comply with loan covenants under certain debt agreements. The Corporation has reviewed its coverage and believes that it complies with these documents and adequately protects the lenders’ interests. The Corporation has initiated discussions with these lenders and will do so with any others who take a similar position, to satisfy their concerns and assure that their interests and the interests of the Corporation are adequately protected. If a lender takes the position that the insurance coverage is not in compliance with covenants in a debt agreement, the Corporation could be deemed to be in default under the agreement. Alternately, the Corporation may be required to obtain additional insurance to comply with the covenants. To the extent that the Corporation is unable to pass the costs of any additional insurance on to tenants, these costs may have an adverse affect on the Corporation’s cash flows and operating results. If the Corporation does pass the additional costs on to tenants, the resulting increased rents may adversely affect the marketability of leased space in its properties. Additionally, in the future, the Corporation’s ability to obtain debt financing, or the terms of such financing, may be adversely affected if lenders insist upon additional requirements or greater insurance coverage against acts of terrorism than may be available to the Corporation in the marketplace at rates or on terms that are commercially reasonable.

The Corporation will continue to monitor the state of the insurance market, but it does not currently expect that coverage for acts of terrorism on terms comparable to pre-2002 policies will become available on commercially reasonable terms.

The Corporation has earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to deductibles that the Corporation believes are commercially reasonable. However, the amount of earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amounts of the third party earthquake insurance the Corporation may be able to purchase on commercially reasonable terms may be reduced. In addition, the Corporation may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Corporation’s estimation of the value of the coverage.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

There are other types of losses, such as from wars, acts of bio-terrorism or the presence of mold at the Corporation’s properties, for which it cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Corporation experiences a loss that is uninsured or that exceeds policy limits, it could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Corporation could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Corporation’s business, financial condition and results of operations.

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

The Corporation has determined that its reportable segments are those that are based on the Corporation’s method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan areas for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington D.C. and secondary markets. A separate management group heads the retail/entertainment development segment. The Corporation primarily evaluates operating performance based on internal property operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes including properties that have been designated as held for disposition and reported as discontinued operations. Of the six properties reported as discontinued operations, one is in Dallas, one is in Los Angeles, three are in Washington, D.C. and one is in West Palm Beach, Florida, which is included in a Secondary Market. Internal property operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 from the 2002 Form 10-K, Significant Accounting Policies, except that real estate operations conducted through joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level. Asset information by reportable segment is not reported since the Corporation does not use this measure to assess performance; therefore, the depreciation and amortization expenses are not allocated among segments.

The following presents internal property operating income by reportable segment for the three months ended March 31, 2003 and 2002.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

For the three months ended March 31, 2003 and 2002

	Office Properties

	Atlanta		Chicago		Dallas		Houston		Los Angeles

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Property operations
Total property revenue	$21,812	$20,807	$17,627	$16,897	$22,750	$24,513	$30,717	$30,675	$16,020	$11,322
Total property expense	(8,846)	(8,020)	(8,335)	(7,426)	(12,908)	(13,146)	(13,853)	(13,264)	(6,934)	(4,667)

Internal property operating income	$12,966	$12,787	$9,292	$9,471	$9,842	$11,367	$16,864	$17,411	$9,086	$6,655

	Office Properties (Cont'd)

	New York		Washington D.C.		Secondary Markets		Total Office		Retail		Total

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Property operations
Total property revenue	$51,020	$49,220	$31,085	$32,818	$51,871	$50,519	$242,902	$236,771	$20,404	$24,318	$263,306	$261,089
Total property expense	(20,570)	(18,977)	(11,449)	(11,866)	(22,321)	(23,192)	(105,216)	(100,558)	(12,950)	(14,015)	(118,166)	(114,573)

Internal property operating income	$30,450	$30,243	$19,636	$20,952	$29,550	$27,327	$137,686	$136,213	$7,454	$10,303	$145,140	$146,516

Notes to the Financial Statements
 $ thousands, except share and per share amounts

The following is a reconciliation of internal property operating income to income from continuing operations.

	For the three months ended March 31

	2003	2002

Internal property revenue	$263,306	$261,089
Less: Real estate joint venture property revenue	(29,896)	(26,686)
Less: Discontinued operations	(5,525)	(6,827)
Interest income	1,786	2,671

Total revenues	229,671	230,247

Internal property operating expenses	118,166	114,573
Less: Real estate joint venture operating expenses	(13,447)	(13,337)
Less: Discontinued operations	(1,541)	(2,634)

Total operating expenses and property taxes	103,178	98,602

General and administrative expenses	(10,067)	(6,515)
Interest expense	(47,278)	(44,276)
Depreciation and amortization expense	(46,282)	(38,821)
Stock option grant expense	(158)	—
Loss on early debt retirement	(257)	—
Provision for income and other corporate taxes	(1,730)	(1,244)
Minority interest	241	(36)
Income from unconsolidated real estate joint ventures	9,926	3,388
Recovery on insurance claim	5,266	—

Income from Continuing Operations	$36,154	$44,141

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In the remainder of this Form 10-Q, the terms “we,” “us,” “our”, “our company” and “Trizec” refer to Trizec Properties, Inc. and its consolidated subsidiaries, as well as the consolidated and combined operations of all of the former U.S. holdings of our former parent company, TrizecHahn Corporation for periods prior to May 8, 2002, as described in our Form 10-K for the year ended December 31, 2002.

     The following discussion should be read in conjunction with “Forward-Looking Statements” and the combined consolidated interim financial statements and the notes thereto that appear elsewhere in this Form 10-Q. The following discussion may contain forward-looking statements within the meaning of the securities laws. Actual results could differ materially from those projected in such statements as a result of certain factors set forth in this Form 10-Q and in our Form 10-K for the year ended December 31, 2002.

Overview

     We are one of the largest fully integrated and self-managed, publicly traded real estate investment trusts, or REITs, in the United States. We are principally engaged in owning and managing office properties in the United States. At March 31, 2003, we had total assets of $5.4 billion and owned interests in or managed 69 U.S. office properties containing approximately 47.9 million square feet, with our pro rata ownership interest totaling approximately 41.2 million square feet. Our office properties are concentrated in seven core markets in the United States located in the following major metropolitan areas: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C.

     At the end of 2000, we decided to be taxed as a REIT for U.S. federal income tax purposes commencing in 2001. As a REIT, we generally are not subject to U.S. federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.

     During the quarter ended March 31, 2003, the following key transactions were completed:

•	Our sale of 3 non-core assets and a joint venture property;

•	Our net pay down of $65 million on our revolving line of credit;

•	Our leasing of 1.2 million square feet;

•	Our payment of $49.5 million for the resolution of certain pre-REIT tax matters with the remainder to be paid upon final resolution, which is expected in the next twelve months; and,

•	Our fixing the interest rate on $500 million of variable rate debt through interest rate swap contracts.

Subsequent to the quarter ended March 31, 2003, the following key transactions were completed:

•	Our signing of a lease renewal for 740,000 square feet in Houston; and

•	Our refinancing of the Hollywood Hotel loan and extending the maturity to April 2005.

Critical Accounting Policies

     Refer to our Form 10-K for the year ended December 31, 2002 for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of real estate assets and investments, investments in unconsolidated joint ventures, fair value of financial instruments, internal leasing costs and tax liabilities. During the first quarter of 2003, there were no changes to these policies.

Results of Operations

     The following discussion is based on our consolidated financial statements for the three months ended March 31, 2003 and 2002. For the comparative period ended March 31, 2002, the consolidated financial statements present TrizecHahn Corporation’s former U.S. holdings, which are now owned and operated by us. Prior to the corporate reorganization, we, along with our subsidiary Trizec R & E Holding Inc., or TREHI, (formerly known as TrizecHahn Developments Inc., which became our subsidiary on March 14, 2002), were TrizecHahn Corporation’s two primary U.S. operating and development companies. The combined entities and their subsidiaries were under the common control of TrizecHahn Corporation, or TrizecHahn, and have been presented utilizing the historical cost basis of TrizecHahn Corporation. For additional information about the corporate reorganization, see “Part I – Item 1. Business” in our Form 10-K for the year ended December 31, 2002.

     The macroeconomic conditions that negatively affected employment levels for office workers, which, in turn, affected the demand for office space, have not significantly changed since the end of 2002. This decline in the demand for office space makes it unlikely that occupancy rates will increase during the remainder of the year, and, additionally, may put downward pressure on market rents. Our focus for the remainder of the year will be to renew or release expiring space. The table below reflects the occupancy rates at March 31, 2003 compared to December 31, 2002 and shows the percentage of the square feet, based on our pro rata economic ownership, that will expire during the remainder of the year for our total U.S. office portfolio.

			Percentage of space
	Occupancy Rates		expiring in the
			remainder
	March 31, 2003	December 31, 2002	of 2003

Core Markets
Atlanta	84.3%	87.1%	6.8%
Chicago	94.4%	94.2%	3.1%
Dallas	81.0%	84.6%	7.6%
Houston	88.5%	89.1%	19.0%
Los Angeles	87.2%	88.1%	9.7%
New York	97.7%	97.7%	6.1%
Washington, D.C	86.2%	90.9%	8.5%

	88.5%	90.3%	9.3%

Secondary Markets
Charlotte	95.9%	98.9%	2.1%
Minneapolis	67.6%	71.6%	10.5%
Pittsburgh	85.1%	84.4%	10.2%
St. Louis	82.4%	87.7%	4.9%
Other	79.8%	82.4%	18.0%

	81.9%	84.6%	11.6%

Total	87.0%	89.0%	9.8%

     For our total portfolio of 69 U.S. office properties for the quarter ended March 31, 2003, we leased 1.2 million square feet (1.1 million square feet on a pro rata basis) and average occupancy decreased to 87.8% compared to 90.8% for the quarter ended March 31, 2002. We experienced a $1.08 per square foot ($1.19 per square foot on a pro rata basis) decrease in gross rental rates on new and renewal leasing, reflecting the impact of space rolling over at properties with in-place rents above current market levels. In addition, to partially address the 19.0% of our space expiring in our Houston market, we recently signed two lease renewals totaling 740,000 square feet with Kellogg Brown & Root in our Houston market.

     In an environment of stagnant or deteriorating economic conditions, it is normal to experience increased rental delinquencies and tenant failures. We monitor the financial strength of our key tenants and, therefore, their ability to pay and the likelihood that they will continue to pay, through a watch list process applied at the local, regional and corporate property management levels. This monitoring process is designed to help us identify significant credit risks. At the end of March 2003, we were closely monitoring tenants with leases representing approximately 2.9% of the leaseable area of our U.S. office portfolio and 2.6% of our annual gross rent for the U.S. office portfolio.

     We had acquisition, disposition and development activity in our property portfolio in the periods presented. The table that follows is a summary of our acquisition and disposition activity from January 1, 2002 to March 31, 2003 and reflects our total portfolio at March 31, 2003. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint ventures or managed properties. Included in the table below, classified as office, is our ownership of 151 Front Street (0.3 million square feet) in Toronto, Ontario, which we acquired in April 2002. At March 31, 2003, our U.S. office portfolio consisted of 69 properties containing approximately 47.9 million square feet (41.2 million on a pro rata basis).

	Office			Retail

			Pro rata			Pro rata
Properties as of:	Properties	Total Sq.Ft.	Owned Sq.Ft.	Properties	Total Sq.Ft.	Owned Sq.Ft.

		(in thousands)			(in thousands)
January 1, 2002	76	48,862	41,323	4	2,285	2,076
Dispositions	(5)	(946)	(946)	—	—	—
Acquisitions	1	272	272	—	—	—
Acquisition of joint venture interest	—	—	933	—	—	—
Additional space placed on-stream	1	560	560	—	—	—
Re-measurements	—	136	134	—	—	—

December 31, 2002	73	48,884	42,276	4	2,285	2,076
Dispositions	(3)	(952)	(787)	(1)	(565)	(410)
Re-measurements	—	232	24	—	—	—

March 31, 2003	70	48,164	41,513	3	1,720	1,666

     In the financial information that follows, property revenues include rental revenue, recoveries from tenants for certain expenses, fee income and parking and other revenue. Property operating expenses include property operating expenses and property taxes and exclude depreciation and amortization expense.

     Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the three months ended
	March 31
			Increase/	%
	2003	2002	(Decrease)	Change

		(dollars in thousands)
Property revenues
Office	$210,312	$205,594	$4,718	2.3%
Retail	17,573	21,982	(4,409)	(20.1%)
Interest income	1,786	2,671	(885)	(33.1%)

Total revenues	229,671	230,247	(576)	(0.2%)

Property operating expenses
Office	93,075	86,815	6,260	7.2%
Retail	10,103	11,787	(1,684)	(14.3%)
General and administrative	10,067	6,515	3,552	54.5%
Interest expense	47,278	44,276	3,002	6.8%
Depreciation and amortization	46,282	38,821	7,461	19.2%
Stock option grant expense	158	—	158	—
Loss on early debt retirement	257	—	257	—

Total expenses	207,220	188,214	19,006	10.1%

Income before income taxes, minority interest, income from unconsolidated real estate joint ventures, recovery on insurance claim, discontinued operations and gain on disposition of real estate	22,451	42,033	(19,582)	(46.6%)
Provision for income and other corporate taxes	(1,730)	(1,244)	(486)	(39.1%)
Minority interest	241	(36)	277	769.4%
Income from unconsolidated real estate joint ventures	9,926	3,388	6,538	193.0%
Recovery on insurance claim	5,266	—	5,266	—

Income from continuing operations	36,154	44,141	(7,987)	(18.1%)
Discontinued operations
Income from discontinued operations	2,855	1,441	1,414	98.1%
Gain on disposition of discontinued real estate	8,526	—	8,526	—
Gain on disposition of real estate	11,351	—	11,351	—

Net income	58,886	45,582	13,304	29.2%
Dividends payable to special voting and Class F convertible shareholders	(783)	—	(783)	—

Net income available to common shareholders	$58,103	$45,582	$12,521	27.5%

Lease termination fees	$2,936	$2,074	$862	41.6%

     Property Revenue

     The $4.7 million increase in office property revenues for the three months ended March 31, 2003 compared to the same period in 2002 was primarily a result of acquiring the remaining 75% of Ernst & Young Plaza in Los Angeles, California that we did not already own and acquiring 151 Front Street in Toronto, Ontario during the second quarter of 2002. These acquisitions resulted in $9.8 million increase in rental revenues. This increase was partially offset by dispositions that reduced rental revenue by $0.8 million.

     For the three months ended March 31, 2003, office property rental revenues decreased by $4.6 million due to the decrease in occupancy and rental rates as compared to the same prior year period.

     Lease termination fees are an element of ongoing real estate ownership, and for the three months ended March 31, 2003, we recorded $2.2 million of termination fees for our office portfolio compared to $1.9 million for the same period in the prior year.

     Rental revenues for our three retail properties decreased by $4.4 million for the three months ended March 31, 2003 as compared to the same prior year period. During the first quarter of 2003, we disposed of Paseo Colorado in Pasadena, California, which reduced rental revenues by $2.5 million for the three months ended March 31, 2003 as compared to the same period in 2002. Additionally, occupancy on our two remaining retail properties remained unchanged at 75% at both March 31, 2003 and 2002. Rate concessions resulted in a decrease in revenues of $2.5 million for the three months ended March 31, 2003 compared to the same prior year period. These decreases in revenues were partially offset by an increase of $0.6 million in termination fees received.

     Interest Income

     The $0.9 million decrease in interest income for the three months ended March 31, 2003 compared with the prior year period was primarily due to lower cash balances.

     Property Operating Expense

     Office property operating expenses, which include costs that are recoverable from our tenants (including but not limited to real estate taxes, utilities, insurance, repairs and maintenance and cleaning) and other non-recoverable property-related expenses, and exclude depreciation and amortization expense, increased by $6.3 million. $4.4 million of this increase was due to the office acquisitions net of dispositions described above. Recoverable operating expenses increased $1.9 million due to higher property taxes, increased insurance costs and higher utilities expense partially offset by lower bad debt expense.

     Excluding the impact on revenues of lease termination fees, our office portfolio gross margin decreased to 55.3% for the three months ended March 31, 2003 from 57.4% for the three months ended March 31, 2002, reflecting our lower average occupancy, lower rental rates and increased operating expenses.

     Retail property operating expenses decreased by $1.7 million for the three months ended March 31, 2003. This decline is primarily the result of our sale of Paseo Colorado that decreased operating expenses by $0.9 million, and a decrease of $0.8 million in operating expenses for the remaining properties.

     General and Administrative Expense

     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

     General and administrative expense increased by $3.6 million for the three months ended March 31, 2003, compared with the prior year period. Separation costs associated with the departure of the former president of our retail and entertainment group accounted for approximately $2.0 million of this increase. The remainder of the increase is due primarily to additional senior management costs and increased internal and external public company corporate compliance costs as a result of our becoming a publicly traded REIT.

     Interest Expense

     Interest expense increased by $3.0 million for the three months ended March 31, 2003, compared with the same prior year period. The impact of office property acquisitions resulted in an increase of $1.7 million. The impact of the disposal of office properties and a retail property decreased interest expense by $0.7 million. The draws outstanding during the quarter on our $350 million revolving line of credit and associated standby fees added $1.4 million of interest expense. Incremental borrowings and additional financing of retail and office development projects increased interest expense by $1.2 million. Refinancing of certain fixed rate debt and a decrease in average variable interest rates resulted in a decrease in interest expense of $1.4 million. Additionally, the cessation of interest capitalization on our development projects resulted in an increase in interest expense of $0.8 million.

     Depreciation and Amortization

     For the three months ended March 31, 2003, depreciation expense was $7.5 million higher than in the corresponding prior year period. The increase in ownership of the Ernst & Young Plaza resulted in an increase of $0.6 million. Property dispositions in 2002 and during the first three months of 2003 decreased depreciation expense by $0.7 million. The completion of an office development project and the reclassification of retail properties to held for the long term increased depreciation expense by $5.5 million. Additional depreciation related to the early termination of leases and the amortization of new leasing costs increased depreciation expense by $2.1 million for the three months ended March 31, 2003 compared with the same prior year period.

     Provision for Income and Other Corporate Taxes

     Income and other taxes for the current year include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes increased by $0.5 million for the three months ended March 31, 2003, compared with the same prior year period.

     Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures increased $6.5 million, primarily due to the recognition of a gain on sale and a gain on debt forgiveness of the New Center One property in Detroit, Michigan. In addition, an increase in net income in our U.S. office joint ventures was partially offset by an increase in the net loss at the Hollywood & Highland hotel.

     Recovery on Insurance Claim

     Beginning in late 2001 and during 2002, we have been replacing a chiller at One New York Plaza in New York that was damaged in 2001, and we expect total remediation and improvement costs will be approximately $19.0 million. During the three months ended March 31, 2003, we received $5.3 million in insurance proceeds related to this chiller.

     Discontinued Operations

     Income from properties classified as discontinued operations increased by $1.4 million due to an increase of $1.7 million in property revenues (primarily termination fees) at Esperante in West Palm Beach, Florida. This was partially offset by $0.3 million due to the impact of the disposition of Goddard Corporate Park in Lanham, Maryland and Rosslyn Gateway in Arlington, Virginia in the first three months of 2003; and Warner Center in Los Angeles, California, Plaza West in Bethesda, Maryland and McKinney Place in Dallas, Texas in 2002. During the three months ended March 31, 2003, we recorded a gain of $8.5 million for the two properties we sold in that period.

     Gain on Disposition of Real Estate

     During the three months ended March 31, 2003, we sold Paseo Colorado in Pasadena, California, resulting in a net gain of $13.6 million. During the three months ended March 31, 2002, we sold Hanover Office Park in Greenbelt, Maryland, Valley Industrial Park in Seattle, Washington, and some residual lands for no net gain or loss.

Sears Tower

     On December 3, 1997, we purchased a subordinated mortgage collateralized by the Sears Tower in Chicago for $70 million and became the residual beneficiary of the trust that holds title to the Sears Tower. The Sears Tower is currently held by a trust established for the benefit of an affiliate of Sears, Roebuck and Co. The trust had a scheduled termination date of January 1, 2003, at which time the assets of the trust, subject to the participating first mortgage, were to be distributed to us as the residual beneficiary. We are awaiting the conveyance of title from Sears. The balance of the first mortgage, including accrued interest but excluding the lender’s participating interest in cash flow, is $766.6 million at March 31, 2003. We anticipate that, upon conveyance of the title, we will consolidate the assets, liabilities and results of operations of the Sears Tower.

Liquidity and Capital Resources

     Our objective is to ensure, in advance, that there are ample resources to fund ongoing operating expenses, capital expenditures, debt service requirements and the distributions required to maintain REIT status.

     We expect to meet our liquidity requirements over the next twelve months for scheduled debt maturities, normal recurring expenses, operational tax obligations, settlement of pre-REIT tax issues and distributions required to maintain REIT status through cash flows from operations, the refinancing of mortgage debt and our current cash and credit availability. Our net cash flow from operations is dependent upon the occupancy level of our properties, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from operations.

     We expect to meet our liquidity requirement for periods beyond twelve months for scheduled debt maturities, potential future acquisitions and developments, major renovations, ground lease payments or purchases, expansions, settlement of pre-REIT tax issues and other non-recurring capital expenditures through cash flows from operations, availability under our credit facility, the incurrence of secured debt, asset sales, entering into joint ventures or partnerships with equity providers, issuing equity securities or a combination of these methods.

     We have a $350 million senior secured revolving credit facility which matures in December 2004. The amount of the credit facility available to be borrowed at any time is determined by the encumbered properties that we, or our subsidiaries that guarantee the credit facility, own and that satisfy certain conditions of eligible properties. These conditions are not uncommon for credit facilities of this nature. As of March 31, 2003, the amount eligible to be borrowed was $320 million and $25.0 million was outstanding. During the remainder of 2003, we expect the outstanding balance to fluctuate. The balance will likely be reduced as a result of proceeds generated from asset sales, secured borrowings, operating cash flow and other sources of liquidity. The balance will likely also increase from time to time as we use funds from the facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. As noted above, we anticipate that, upon conveyance of the title to Sears Tower in Chicago, we will consolidate the assets, liabilities and results of operations of the Sears Tower. Such consolidation will have no impact on the availability of this revolving credit facility as the impact of the Sears Tower is specifically excluded from all financial covenants of this facility.

     Under our credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restriction on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants include the requirement for our total leverage ratio not to exceed 65%, with the exception that the total leverage ratio may reach 67.5% for one calendar quarter in 2003; the requirement for our interest coverage ratio to be greater than 2.0 times; and the requirement for our net worth to be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (refer to definition in the Funds From Operations section). If we are in default in respect of our obligations under the credit facility, dividends will be limited to the amount necessary to maintain REIT status. At March 31, 2003, we were in compliance with these covenants.

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

     At March 31, 2003, we had $43.3 million in cash and cash equivalents as compared to $62.3 million at December 31, 2002. The decrease is a result of the following cash flows:

	For the three months ended
	March 31

	2003	2002

	(dollars in thousands)
Cash (used in) provided by operating activities	$(8,444)	$26,759
Cash provided by (used in) investing activities	131,126	(43,111)
Cash (used in) financing activities	(141,640)	(17,643)

	$(18,958)	$(33,995)

Operating Activities

     During the three months ended March 31, 2003 we used $9.0 million of cash in our operating activities. Included with normal operating activities, we funded $16.0 million into escrows and restricted cash accounts of which $10.3 million related to the interest rate swaps we had in place at December 31, 2002. Additionally, we also paid approximately $49.5 million related to pre-REIT tax matters.

Investing Activities

     Net cash used for investing activities reflects the ongoing impact of expenditures on recurring and non-recurring tenant installation costs, capital expenditures, investments in and distributions from unconsolidated real estate joint ventures, and the impact of acquisitions, developments and dispositions. During the three months ended March 31, 2003, $131.6 million of cash was generated in our investing activities, which are described below.

     Tenant Installation Costs

     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. As noted above, overall market conditions for the first three months of 2003 continue to reflect an increase in vacancies over the prior year. This increase, combined with sublet space inventory in our major markets, has increased the downward pressure on rental rates and the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio that we owned at March 31, 2003 and for the total office portfolio we owned at March 31, 2002, including our share of such costs incurred by non-consolidated joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents the pro rata owned share of square feet leased.

	For the three months ended March 31

	2003	2002

	(in thousands, except per square foot amounts)
Square feet leased
- new leasing	422	416
- renewal leasing	720	528
Total square feet leased	1,142	944
Tenant installation costs	$12,242	$8,959
Tenant installation costs per square foot	$10.72	$9.49

     Capital Expenditures

     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the quarter ended March 31, 2003, capital expenditures for the total office portfolio, including our share of such expenditures incurred by non-consolidated joint ventures, was $2.6 million (2002 — $6.6 million). Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as code-required enhancements and major upgrades to common areas and lobbies. Furthermore, as part of our office acquisitions, we have routinely acquired and repositioned properties in their respective markets, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration at the time of acquisition when negotiating our purchase price.

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

	For the three months ended March 31

	2003	2002

	(dollars in thousands)
Tenant installation costs, including leasing costs for the owned office portfolio	$12,242	$8,959
Tenant installation costs, including leasing costs for properties disposed of during the period	1,076	—
Capital expenditures	2,626	6,631
Pro rata joint venture activity	(706)	(1,920)
Timing differences	13,761	17,038
Retail activity	3,261	1,166

Total of tenant improvements and capital expenditures and tenant leasing costs per consolidated statements of cash flows	$32,260	$31,874

     Developments

     For the three months ended March 31, 2003 we spent $0.9 million on the final payment requirements for construction costs relating to developments that were completed in 2001 and 2002.

     Dispositions

     During the three months ended March 31, 2003, we sold two office properties and a retail property generating aggregate proceeds of $157.6 million or $74.1 million after debt repayment.

Financing Activities

     During the three months ended March 31, 2003, we used $141.6 million in our financing activities, which primarily consisted of a $65.0 million net pay-down of our revolving credit facility and $83.5 million of mortgage debt and other loans repaid on property dispositions. This was only partially offset by an increase in property financing of $7.0 million, net of principal repayments.

     At March 31, 2003, our consolidated debt was approximately $3.2 billion. The weighted average interest rate on our debt was 5.48% and the weighted average maturity was approximately 4.6 years. The table that follows summarizes the mortgage and other loan debt at March 31, 2003 and December 31, 2002:

Debt Summary

	March 31	December 31
	2003	2002

	(dollars in thousands)
Balance:
Fixed rate	$2,193,210	$2,210,879
Variable rate subject to interest rate caps	120,000	120,000
Variable rate	866,097	1,014,359

Total	$3,179,307	$3,345,238

Collateralized property	$3,107,653	$3,285,212
Other loans	71,654	60,026

Total	$3,179,307	$3,345,238

Percent of total debt:
Fixed rate	69.0%	66.1%
Variable rate subject to interest rate caps	3.8%	3.6%
Variable rate	27.2%	30.3%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	6.70%	6.72%
Variable rate subject to interest rate caps	4.03%	4.17%
Variable rate	2.60%	2.84%

Total	5.48%	5.45%

Leverage ratio:
Debt to debt plus book equity	62.6%	64.0%

     At March 31, 2003, we had fixed interest rates on $150.0 million (December 31, 2002 — $150.0 million) of the debt classified as fixed in the above table by way of interest rate swap contracts with a weighted average interest rate of 6.02% and maturing on March 15, 2008. In accordance with these interest rate swap agreements, we have placed $10.3 million of cash into an interest-bearing escrow account as security under the contracts. Additionally, in January 2003, we entered into interest rate swap contracts to fix the rates on $500 million of variable rate debt with a weighted average fixed rate of 2.61% effective July 1, 2003. Therefore, the effect of the $500 million interest rate swap contracts entered into this year are not reflected in the above table. The fair value of all the above interest rate swaps was $24.4 million at March 31, 2003 (December 31, 2002 — $18.5 million).

     We have entered into interest rate cap contracts expiring June 2004 on $120.0 million of variable rate debt, which limit the underlying LIBOR interest rate to 6.5%. At March 31, 2003, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above, we have entered into an interest rate cap contract expiring April 2004 on $584.7 million of U.S. dollar variable rate debt, which limits the underlying LIBOR rate to 11.01%. The fair value of this interest rate cap contract was nominal at March 31, 2003.

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of shareholders’ equity. The decrease in our leverage ratio from December 31, 2002 to March 31, 2003 resulted primarily from the pay down of existing debt upon the sale of non-core properties.

     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

     At December 31, 2002, a non-recourse loan secured by New Center One in Detroit, Michigan, which is held in a joint venture, was in default. On February 25, 2003, the joint venture sold the property and the loan was extinguished through repayment and forgiveness.

     During the quarter, the lender for our remaining technology property forwarded a notice of default related to debt service on the $17.9 million construction facility. We are in discussions with the lender and the possibility exists that the lender may commence foreclosure proceedings. This loan is not cross-defaulted to any other of our loans and is scheduled to mature in October 2003.

     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method. At December 31, 2003, our pro rata share of this debt amounted to approximately $327.6 million (December 31, 2002 – $343.7 million).

     We are contingently liable for a certain obligation related to the Hollywood Hotel, one of our unconsolidated real estate joint ventures. All of the assets of the venture are available for the purpose of satisfying this obligation. We have guaranteed or are otherwise contingently liable for $93.3 million at March 31, 2003. Subsequent to March 31, 2003, the joint venture amended and restated this loan, which had been scheduled to mature in April 2003. As part of the amended contract, on April 11, 2003, the Hollywood Hotel joint venture paid $15.3 million to reduce the outstanding balance to $78.0 million. The joint venture is also required to make further payments of $4.0 million in October 2003 and $4.0 million in April 2004 so that the balance of the loan outstanding in April 2004 will be $70.0 million. This loan is scheduled to mature in April 2005. At December 31, 2002, the total amount we guaranteed or were otherwise contingently liable for was $100.9 million. This included the $93.3 million related to the Hollywood Hotel and the $7.6 million related to our New Center One joint venture that was retired upon the sale of the property in the New Center One joint venture.

     The table below segregates debt repayments between loans collateralized by our office and retail properties and our other loans.

	Mortgage Debt
			Other
	Office	Retail	Loans	Total

	(dollars in thousands)
Principal repayments due in
Balance of 2003	$116,560	$—	$13,828	$130,388
2004	505,952	144,909	1,648	652,509
2005	109,655	178,010	1,324	288,989
2006	723,063	—	8,590	731,653
2007	91,168	—	784	91,952
Subsequent to 2007	1,238,336	—	45,480	1,283,816

Total	$2,784,734	$322,919	$71,654	$3,179,307

Weighted average interest rate at March 31, 2003	5.49%	3.42%	5.34%	5.48%

Weighted average term to maturity	4.3	1.7	27.4	4.6

Percentage of fixed rate debt including variable rate debt subject to interest rate caps	80.5%	—	98.9%	72.8%

     Due to our intention to dispose of our retail/entertainment centers, the mortgage debt relating to these properties is all on a floating rate basis.

Dividends

     On March 18, 2003, we declared a quarterly dividend of $0.20 per common share, payable on April 15, 2003, to the holders of record at the close of business on March 31, 2003.

     On March 18, 2003, we declared a $6,000 dividend for the Class F convertible stock, payable on April 15, 2003, and accrued an additional $1,000 dividend.

     On March 18, 2003, we declared a $776,000 dividend for the special voting stock, payable on April 15, 2003.

Market Risk – Quantitative and Qualitative Information

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At March 31, 2003, approximately 72.8% or $2.3 billion (including variable rate debt subject to interest rate caps) of our outstanding debt had fixed interest rates, which minimizes the interest rate risk until the maturity of such outstanding debt.

     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At March 31, 2003, we had hedge contracts totaling $150.0 million. The hedging agreements convert variable rate debt at LIBOR + 0.37% to a fixed rate of 6.01% and mature on March 15, 2008. In January 2003, we entered into forward interest rate hedging contracts to convert $500.0 million of variable rate debt into fixed rate debt, at an average rate of 2.61% effective July 2003. Therefore, these hedging contracts are not reflected in the chart above. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense in unhedged variable rate debt, which, in turn, could affect cash flows and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

     At March 31, 2003, our total outstanding debt was approximately $3.2 billion, of which approximately $0.9 billion was variable rate debt after the impact of the hedge agreements. At March 31, 2003, the average interest rate on variable rate debt was approximately 2.6%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 26 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.3 million annually. If market rates of interest increased by 10%, the fair value of the total debt outstanding would decrease by approximately $76.4 million.

     Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10% (or approximately 26 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $2.3 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $24.1 million.

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

Related Party Transactions

     During 2002, we, in the normal course of business, reimbursed TrizecHahn and/or affiliates for direct third party purchased services and a portion of salaries for certain employees for direct services rendered. A significant portion of the reimbursements had been for allocated or direct insurance premiums that amounted to $2.7 million, for the three months ended March 31, 2002. During the three months ended March 31, 2003, we have not reimbursed TrizecHahn Corporation for any significant costs.

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

Environmental Matters

     We believe, based on our internal reviews and other factors, that the future costs relating to environmental remediation and compliance will not have a material adverse effect on our financial position, results of operations or liquidity. For a discussion of environmental matters, see “Item 1. Business — Environmental Matters” and “Item 1. Business — Risk Factors — Environmental problems at our properties are possible and may be costly” in our Form 10-K for the year ended December 31, 2002.

Newly Issued Accounting Standards

     On April 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30 are met. SFAS No. 145 is effective for transactions occurring subsequent to May 15, 2002. SFAS No. 145 did not have any impact on us.

     On June 28, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities of a business. Additionally, SFAS No. 146 addresses restructuring activities and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including the Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is effective for transactions initiated after December 31, 2002. Our adoption of this standard on January 1, 2003 had no impact on our results of operations or financial position.

     On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, amending SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities will have to make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, present those disclosures in a more accessible format in the footnotes to the annual financial statements, and include those disclosures in interim financial statements. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. These disclosures are included in Note 2 (c) to the financial statements in this Form 10-Q.

     In November 2002, the FASB issued FASB Interpretation No. 45, or FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN No. 45 are effective with respect to us as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. We have adopted this standard with no impact on our results of operations or financial position.

     In January 2003, the FASB issued FASB Interpretation No. 46, or FIN No. 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any unconsolidated real estate joint ventures that may qualify as a VIE, provisions of this interpretation are effective for financial reports that contain interim periods beginning after June 15, 2003. We are currently assessing our investments in unconsolidated real estate joint ventures to determine whether the adoption of this interpretation will have a material impact on our results of operations, financial position or liquidity.

Inflation

     Substantially all of our leases provide for separate property tax and operating expense escalations to tenants over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases to all of these expenses may be at least partially offset by these contractual rent increases.

Funds from Operations

     We believe that funds from operations, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, is an appropriate measure of performance for an equity REIT. The White Paper on Funds from Operations approved by NAREIT in April 2002 defines funds from operations as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute funds from operations as net income available to common shareholders adjusted for sale of properties, real estate related depreciation and amortization, (gain) loss on early debt retirement, minority interest and recovery on insurance claim. In addition, we eliminate the effects of provision for loss on real estate and provision for and loss on investments because they are not representative of our real estate operations. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, investing activities and financing activities, it provides investors with an indication of the ability of a company to incur and service debt, to make capital expenditures and to fund other cash needs. Our computation of funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently from the way we interpret it. Funds from operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

     The following table reflects the calculation of funds from operations for the three months ended March 31, 2003 and 2002:

	For the three months ended March 31

	2003	2002

	(in thousands)
Net income available to common shareholders	$58,103	$45,582
Add/(deduct):
Gain on disposition of real estate	(11,351)	—
Gain on disposition of discontinued real estate	(8,526)	—
Gain on disposition and gain on early debt retirement in an unconsolidated real estate joint venture	(2,981)	—
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	50,484	43,260
Loss on early debt retirement	257	—
Minority interest	(241)	36
Recovery on insurance claim	(5,266)	—

Funds from operations available to common shareholders	$80,479	$88,878

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information about quantitative and qualitative disclosure about market risk is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Market Risk – Quantitative and Qualitative Information.”

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our chief executive officer and acting chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the company. Our disclosure controls and procedures include our “internal controls,” as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission’s Release No. 34-46427 (August 29, 2002). Our chief executive officer and acting chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims that arise from time to time. While we cannot predict with certainty the final outcome with respect to pending claims and litigation, in our opinion any liability that may arise from such contingencies would not have a material adverse effect on our combined consolidated financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any securities in the first quarter of 2003 that were not registered under the Securities Act.

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

During the period from May 8, 2002 to March 31, 2003, 59,400 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.

During the period from May 8, 2002 to March 31, 2003, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.

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

None.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIZEC PROPERTIES, INC.

Date:	May 13, 2003	By:	/s/ Jeffrey D. Echt Jeffrey D. Echt Senior Vice President, Finance and Treasury, and acting Chief Financial Officer

		By:	/s/ Joanne E. Ranger Joanne E. Ranger Senior Vice President and Chief Accounting Officer

CERTIFICATIONS

I, Timothy H. Callahan, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trizec Properties, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003

/s/ Timothy H. Callahan Timothy H. Callahan President and Chief Executive Officer

I, Jeffrey D. Echt, Senior Vice President, Finance and Treasury, and acting Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trizec Properties, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003

/s/ Jeffrey D. Echt Jeffrey D. Echt Senior Vice President, Finance and Treasury, and acting Chief Financial Officer