Form 10-Q
period 2003-06-30
TRIZEC PROPERTIES INC
filed 2003-08-12
CIK 1161935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .

Commission File Number: 001-16765

TRIZEC PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0387846

(State or other jurisdiction of incorporation or organization) 233 South Wacker Drive	(I.R.S. Employer Identification No.)
Chicago, IL	60606

(Address of principal executive offices)	(Zip Code)

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
Yes   [ X ]      No [     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   [     ]     No  [ X ]

As of August 8, 2003, 150,533,305 shares of common stock, par value $0.01 per share, were issued and outstanding.

Forward-Looking Statements

This Form 10-Q, including the discussion in “Part I — Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. These statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include those set forth in more detail in the Risk Factors section in our Form 10-K for the year ended December 31, 2002 and in our Form 10-Q for the quarter ended March 31, 2003 filed with the U.S. Securities and Exchange Commission.

Consolidated Balance Sheets (unaudited)

PART I — FINANCIAL STATEMENTS

Item 1. Financial Statements

	June 30	December 31
$ thousands, except share and per share amounts	2003	2002

Assets
Real estate	$5,231,612	$5,389,013
Less: accumulated depreciation	(622,192)	(565,350)

Real estate, net	4,609,420	4,823,663
Cash and cash equivalents	30,174	62,253
Escrows and restricted cash	54,483	46,798
Investment in unconsolidated real estate joint ventures	241,110	220,583
Investment in Sears Tower	23,600	23,600
Office tenant receivables, net	18,262	26,536
Other receivables, net	27,294	20,499
Deferred rent receivables, net	140,930	131,395
Deferred charges, net	128,272	141,407
Prepaid expenses and other assets	81,352	82,525

Total Assets	$5,354,897	$5,579,259

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt and other loans	$3,150,502	$3,345,238
Trade, construction and tenant improvements payables	43,490	53,816
Accrued interest expense	16,158	12,931
Accrued operating expenses and property taxes	79,458	92,901
Other accrued liabilities	100,137	83,419
Dividends payable	30,702	—
Taxes payable	59,581	109,949

Total Liabilities	3,480,028	3,698,254

Commitments and Contingencies
Minority Interest	3,076	2,540

Redeemable Stock	200	200

Shareholders’ Equity
Common Stock, 500,000,000 shares authorized at June 30, 2003 and December 31, 2002, $0.01 par value, 150,378,310 and 150,033,310 issued and 150,360,299 and 150,029,664 outstanding at June 30, 2003 and December 31, 2002, respectively	1,503	1,500
Additional paid in capital	2,185,092	2,181,958
Accumulated deficit	(276,557)	(285,482)
Treasury stock, at cost, 18,011 and 3,646 shares at June 30, 2003 and December 31, 2002, respectively	(237)	(40)
Unearned compensation	(5,254)	(3,593)
Accumulated other comprehensive loss	(32,954)	(16,078)

Total Shareholders’ Equity	1,871,593	1,878,265

Total Liabilities and Shareholders’ Equity	$5,354,897	$5,579,259

See accompanying notes to the financial statements.

Consolidated Statements of Operations (unaudited)

	For the three months ended		For the six months ended
$ thousands, except share and	June 30		June 30
per share amounts
	2003	2002	2003	2002

Revenues
Rentals	$166,459	$171,309	$335,217	$338,747
Recoveries from tenants	27,887	27,864	58,547	56,208
Parking and other	23,239	24,508	47,235	50,991
Fee income	2,838	2,377	4,792	4,988
Interest	876	2,072	2,656	4,734

Total Revenues	221,299	228,130	448,447	455,668

Expenses
Operating	79,240	73,545	155,171	145,988
Property taxes	24,951	24,136	50,577	48,969
General and administrative	8,554	12,169	18,621	18,684
Interest	44,931	47,777	91,795	91,625
Depreciation and amortization	45,616	38,609	91,377	76,928
Stock option grant expense	122	2,002	280	2,002
Gain on early debt retirement	(3,620)	—	(3,363)	—

Total Expenses	199,794	198,238	404,458	384,196

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Recovery on Insurance Claims, Discontinued Operations and Gain on Disposition of Real Estate	21,505	29,892	43,989	71,472
Provision for income and other corporate taxes	(1,176)	(1,522)	(2,906)	(2,766)
Minority interest	(777)	(288)	(536)	(324)
Income from unconsolidated real estate joint ventures	3,689	3,277	13,615	6,665
Recovery on insurance claims	2,218	—	7,484	—

Income from Continuing Operations	25,459	31,359	61,646	75,047
Discontinued Operations
Income from discontinued operations	663	1,802	3,485	3,696
Loss on disposition of discontinued real estate	(14,592)	(197)	(6,066)	(197)

Income Before Gain on Disposition of Real Estate	11,530	32,964	59,065	78,546
Gain on disposition of real estate	—	4,013	11,351	4,013

Net Income	11,530	36,977	70,416	82,559

Special voting and Class F convertible shareholders’ dividends	630	304	1,413	304

Net Income Available to Common Shareholders	$10,900	$36,673	$69,003	$82,255

		Pro forma		Pro forma

Earnings per common share
Net Income Available to Common Shareholders per Weighted Average Common Share Outstanding:
Basic	$0.07	$0.25	$0.46	$0.55
Diluted	$0.07	$0.24	$0.46	$0.55
Weighted average shares outstanding
Basic	149,785,046	149,372,623	149,785,046	149,345,705
Diluted	150,289,382	150,239,058	149,979,535	149,884,795

See accompanying notes to the financial statements.

Consolidated Statements of Comprehensive Income (unaudited)

	For the three months ended		For the six months ended
	June 30		June 30

$ thousands	2003	2002	2003	2002

Net income	$11,530	$36,977	$70,416	$82,559

Other comprehensive loss:
Unrealized gains on investments in securities:
Unrealized foreign currency exchange gains arising during the period	100	5,365	163	5,365
Unrealized holding losses arising during the period	—	(8,455)	—	(8,455)
Unrealized foreign currency exchange gain on foreign operations	1,357	1,380	2,075	1,380
Unrealized derivative losses:
Effective portion of interest rate contracts	(8,370)	(6,309)	(15,677)	(5,129)
Settlement of forward rate contract	(3,437)	—	(3,437)	—

Total other comprehensive loss	(10,350)	(8,019)	(16,876)	(6,839)

Net comprehensive income	$1,180	$28,958	$53,540	$75,720

See accompanying notes to the financial statements.

Consolidated Statements of Cash Flows (unaudited)

	For the six months ended
	June 30

$ thousands	2003	2002

Cash Flows from Operating Activities
Net income	$70,416	$82,559
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated real estate joint ventures	(13,615)	(6,665)
Depreciation and amortization expense (including discontinued operations)	92,782	81,559
Amortization of financing costs	4,548	3,051
Gain on disposition of real estate (including discontinued operations)	(5,840)	(3,816)
Early debt retirement	(4,085)	—
Minority interest	536	324
Deferred compensation	1,547	2,124
Stock option grant expense	280	2,002
Changes in assets and liabilities:
Escrows and restricted cash	(7,685)	(24,588)
Office tenant receivables	8,274	4,235
Other receivables	(6,795)	(2,331)
Deferred rent receivables	(13,322)	(15,405)
Prepaid expenses and other assets	(6,563)	(18,451)
Accounts payable, accrued liabilities and other liabilities	(53,492)	(30,409)

Net cash provided by operating activities	66,986	74,189

Cash Flows from Investing Activities
Real estate:
Tenant improvements and capital expenditures	(48,824)	(42,737)
Tenant leasing costs	(8,953)	(13,549)
Dispositions	157,638	82,053
Development expenditures	(852)	(45,830)
Acquisitions	—	(72,211)
Unconsolidated real estate joint ventures:
Investments	(20,277)	(7,709)
Distributions	11,609	6,644

Net cash provided by (used in) investing activities	90,341	(93,339)

See accompanying notes to the financial statements.

Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the six months ended
	June 30

$ thousands	2003	2002

Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	85,862	41,083
Principal repayments	(100,134)	(32,725)
Repaid on dispositions	(83,536)	—
Draws on credit line	135,900	335,000
Paydowns on credit line	(191,900)	—
Development financing	—	61,174
Acquisition financing	—	4,000
Refinancing expenditures	(1,373)	(2,495)
Settlement of forward contracts	(3,437)	—
Net advance from parent company and affiliates	—	77,746
Issuance of common stock	—	1,774
Distribution of additional paid in capital	—	(486)
Dividends	(30,788)	(656,639)

Net cash used in financing activities	(189,406)	(171,568)

Net Decrease in Cash and Cash Equivalents	(32,079)	(190,718)
Cash and Cash Equivalents, beginning of period	62,253	297,434

Cash and Cash Equivalents, end of period	$30,174	$106,716

Supplemental Cash Flow Disclosures:
Cash paid during the six months for:
Interest	$86,048	$88,718

Interest capitalized to properties under development	$—	$1,559

Taxes	$53,274	$3,150

Non-cash investing and financing activities:
Forgiveness of debt upon conveyance of property	$17,896	$—

Dividends payable on common stock, special voting stock and Class F convertible stock	$30,702	$—

Non-cash issuance of restricted stock	$3,788	$—

Mortgage debt assumed upon obtaining control of joint venture investment	$—	$105,555

Transfer of joint venture interest to real estate upon obtaining control	$—	$13,514

Non-cash issuance of Class C Convertible Preferred Stock in exchange for other assets	$—	$355,190

Non-cash settlement of advance from parent in exchange for common stock of TREHI	$—	$236,619

Non-cash settlement of advance from parent in exchange for other assets	$—	$35,000

See accompanying notes to the financial statements.

Notes to the Financial Statements
$ thousands, except share and per share amounts

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Trizec Properties, Inc. (“Trizec Properties” or the “Corporation”, formerly known as TrizecHahn (USA) Corporation) is a corporation organized under the laws of the State of Delaware and is approximately 40% indirectly owned by Trizec Canada Inc. On February 14, 2002, the amended registration statement on Form 10 of Trizec Properties was declared effective by the Securities and Exchange Commission and, accordingly, Trizec Properties became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Trizec Properties had been a substantially wholly-owned subsidiary of TrizecHahn Corporation (“TrizecHahn”), an indirect wholly-owned subsidiary of Trizec Canada Inc. A plan of arrangement (the “Reorganization”) was approved by the TrizecHahn shareholders on April 23, 2002 and on May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties commenced regular trading on the New York Stock Exchange.

The accompanying interim financial statements include, on a consolidated (as of June 30, 2003 and December 31, 2002 and for the three months and six months ended June 30, 2003) and a combined consolidated basis (for the three and six months ended June 30, 2002), the U.S. assets of TrizecHahn, substantially all of which are owned and operated by Trizec Properties and Trizec R & E Holdings, Inc. (“TREHI”, formerly known as TrizecHahn Developments Inc.), TrizecHahn’s two primary U.S. operating and development companies prior to March 14, 2002. As described in Note 14 of the Corporation’s annual report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”), on March 14, 2002, TREHI was contributed to Trizec Properties. Prior to March 14, 2002, TREHI was a wholly-owned subsidiary of TrizecHahn. Accordingly, the organization presented in these financial statements was not a legal entity for the entire three or six month periods ended June 30, 2002.

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

The Corporation operates primarily in the U.S. where it owns, manages and develops office buildings and mixed-use properties. At June 30, 2003, the Corporation had ownership interests in, and managed a high-quality portfolio of, 69 U.S. office properties concentrated in the metropolitan areas of seven major U.S. cities. In addition, the Corporation owns two retail/entertainment projects. At the end of 2000, Trizec Properties decided that it would elect to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the “Code”), commencing in 2001.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying interim financial statements for the three and six month periods ended June 30, 2002 include the combined accounts of Trizec Properties and TREHI and of all subsidiaries in which they have a controlling interest. Prior to the contribution of TREHI to Trizec Properties, both Trizec Properties and TREHI were indirect wholly-owned subsidiaries under the common control of TrizecHahn. The accompanying interim financial statements have been presented using TrizecHahn’s historical cost basis. All significant intercompany balances and transactions have been eliminated.

For presentation purposes, the Corporation refers to and describes the accompanying financial statements for the three month and six month periods ended June 30, 2002 as consolidated.

Notes to the Financial Statements
$ thousands, except share and per share amounts

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

a.	Basis of Presentation (Cont’d)

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

The Corporation accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB No. 25”). For stock option grants, under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation’s common stock at the date of grant over the exercise price of the options granted. This compensation cost, if any, is recognized into income over the vesting period. Except as detailed in Note 16 (a) of the 2002 Form 10-K with respect to options that were granted in connection with the Reorganization, the Corporation’s policy is to grant options with an exercise price equal to the quoted market price of the Corporation’s common stock. Stock option grant expense of $122 and $2,002 was recognized for the three months ended June 30, 2003 and 2002, respectively. Stock option grant expense of $280 and $2,002 was recognized for the six months ended June 30, 2003 and 2002, respectively.

The following reconciles net income available to common shareholders to pro forma net income available to common shareholders under SFAS No. 123 “Accounting for Stock Based Compensation” and presents reported earnings per share (“EPS”) and pro forma EPS.

Notes to the Financial Statements
$ thousands, except share and per share amounts

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

c.	Stock Based Compensation (Cont’d)

	For the three months ended		For the six months ended
	June 30		June 30

	2003	2002	2003	2002

Net income available to common shareholders, as reported	$10,900	$36,673	$69,003	$82,255
Add back:
Stock option grant expense, as reported	122	2,002	280	2,002
Deduct:
Stock option grant expense, pro forma	(900)	(8,264)	(1,783)	(8,264)

Net income available to common shareholders, pro forma	$10,122	$30,411	$67,500	$75,993

		Pro forma		Pro forma

Net income available to common shareholders per share:
Basic, as reported	$0.07	$0.25	$0.46	$0.55

Basic, pro forma	$0.07	$0.20	$0.45	$0.51

Diluted, as reported	$0.07	$0.24	$0.46	$0.55

Diluted, pro forma	$0.07	$0.20	$0.45	$0.51

d.	Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, amending SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 provides three alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. Accordingly, the Corporation has provided the appropriate disclosure for this interim period in Note 2 (c) above.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine whether the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any of the Corporation’s unconsolidated real estate joint ventures that may qualify as a VIE, provisions of this interpretation are effective for financial reports that contain interim periods beginning after June 15, 2003. The Corporation is currently assessing its investments in unconsolidated real estate joint ventures to determine the impact of any potential consolidation requirements in applying FIN No. 46.

Notes to the Financial Statements
$ thousands, except share and per share amounts

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

d.	Recent Accounting Pronouncements (Cont’d)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. The Corporation is currently assessing the impact of SFAS No. 149 on its results of operations, financial position and liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation is currently assessing the impact of SFAS No. 150 on its financial position.

e.	Reclassifications

Certain reclassifications of prior period amounts have been made to the consolidated balance sheet and consolidated statements of operations, including the effects of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. These reclassifications have been made in the financial statements to conform to the 2003 presentation. These reclassifications have not changed the Corporation’s financial position as of December 31, 2002 or consolidated results of operations for the three months or six months ended June 30, 2002.

3.	REAL ESTATE

The Corporation’s investment in real estate is comprised of:

	June 30	December 31
	2003	2002

Properties
Held for the long term	$4,502,080	$4,650,219
Held for disposition	107,340	173,444

	$4,609,420	$4,823,663

Notes to the Financial Statements
$ thousands, except share and per share amounts

3.	REAL ESTATE (CONT’D)

a.	Properties — Held for the Long Term

	June 30	December 31
	2003	2002

Rental properties
Land	$578,580	$604,156
Buildings and improvements	4,143,887	4,213,380
Tenant improvements	348,933	347,346
Furniture, fixtures and equipment	13,083	13,060

	5,084,483	5,177,942
Less: accumulated depreciation	(607,613)	(552,933)

	4,476,870	4,625,009
Properties held for development	25,210	25,210

	$4,502,080	$4,650,219

b.	Properties — Held for Disposition

	June 30	December 31
	2003	2002

Rental properties	$94,864	$159,738
Properties held for development	12,476	13,706

	$107,340	$173,444

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

Properties held for disposition at December 31, 2001, included three retail/entertainment properties, three technology center development properties, two non-core office properties and certain retail non-operating assets. During the year ended December 31, 2002, two of the retail/entertainment properties and one of the technology properties were reclassified to properties held for the long term, and the two non-core office properties, two of the technology properties and the retail non-operating assets were sold. In addition, the Corporation acquired 151 Front Street from TrizecHahn which had been designated as held for disposition in accordance with SFAS No. 121. As a result, at December 31, 2002, one retail/entertainment property and 151 Front Street remained as held for disposition in accordance with SFAS No. 121 with the results of operations included in continuing operations. During the three months ended March 31, 2003, the remaining retail/entertainment property was sold. Therefore, 151 Front Street remains as the sole property held for disposition in accordance with SFAS No. 121 at June 30, 2003.

The results of operations for 151 Front Street and the other properties that had been designated as held for disposition in accordance with SFAS No. 121 and were sold during 2002 or during the six months ended June 30, 2003 are included, through the date of sale, in revenue and expenses of the Corporation. The following summarizes the condensed results of operations for these properties.

Notes to the Financial Statements
$ thousands, except share and per share amounts

3.	REAL ESTATE (CONT’D)

b.	(i) Properties — Held for disposition (Cont’d)

	For the three months ended		For the six months ended
	June 30		June 30

	2003	2002	2003	2002

Rentals	$2,681	$6,523	$5,322	$10,949
Interest	—	37	5	77

Total revenue	2,681	6,560	5,327	11,026
Operating expenses	(1,075)	(1,959)	(2,603)	(3,332)
Property taxes	(434)	(247)	(837)	(853)
Interest expense	(339)	(918)	(745)	(1,694)
Depreciation and amortization	—	(17)	—	(65)

Net income	$833	$3,419	$1,142	$5,082

(ii)	Subsequent to January 1, 2002, the Corporation designated five office properties as held for disposition pursuant to SFAS No. 144. During 2002, three of these office properties were sold, and at December 31, 2002, two of the office properties remained as held for disposition. During the first quarter of 2003 these two office properties were sold and one additional office property was designated as held for disposition pursuant to SFAS No. 144. During the second quarter of 2003, one additional office property located in Memphis, Tennessee was designated as held for disposition pursuant to SFAS No. 144. During the second quarter of 2003, the Corporation recognized a provision for loss on disposition on discontinued real estate of $14,592 relating to such office property, which is included in loss on disposition of discontinued real estate. The fair value was determined by a contract price less transaction costs. As a result, two office properties remain as held for disposition in accordance with SFAS No. 144 at June 30, 2003.

Accordingly, the results of operations, through the date of sale, and the gains on disposition for these five sold office properties, as well as the two additional office properties designated as held for disposition in accordance with SFAS No. 144, for all periods presented, have been reported as discontinued operations. The following summarizes the condensed results of operations for these properties, excluding the gain on disposition.

	For the three months ended		For the six months ended
	June 30		June 30

	2003	2002	2003	2002

Rentals	$4,302	$9,907	$12,344	$19,436
Interest	4	18	13	63

Total revenue	4,306	9,925	12,357	19,499
Operating expenses	(1,846)	(3,062)	(4,234)	(5,979)
Property taxes	(654)	(1,049)	(1,429)	(2,091)
Interest expense	(642)	(1,536)	(1,804)	(3,102)
Depreciation and amortization	(501)	(2,476)	(1,405)	(4,631)

Income from discontinued operations	$663	$1,802	$3,485	$3,696

c.	Gain on Disposition of Real Estate During the Six Months Ended June 30, 2003 Under Transition Rules of SFAS No. 144

Date			Rentable	Net Sales	Gain
Sold	Property	Location	Sq.ft.	Price	On Sale

January 15	Paseo Colorado	Pasadena, CA	410,000	$111,402	$13,605

				$111,402	$13,605

Notes to the Financial Statements
$ thousands, except share and per share amounts

3.	REAL ESTATE (CONT’D)

d.	Gain (Loss) on Disposition of Discontinued Real Estate During the Six Months Ended June 30, 2003 Designated as Held for Sale Pursuant to SFAS No. 144

					Gain/
Date			Rentable	Net Sales	(Loss)
Sold	Property	Location	Sq.ft.	Price	On Sale

February 25	Goddard Corporate Park	Lanham, MD	203,000	$17,919	$(886)
March 14	Rosslyn Gateway	Arlington, VA	253,000	53,911	9,412

				71,830	8,526
	Provision for loss on real estate			—	(14,592)

				$71,830	$(6,066)

At June 30, 2003, the fair value less selling costs of an office property held for disposition, located in Memphis, Tennessee, was $14,592 less than the carrying value of the property.

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES

The Corporation participates in unconsolidated real estate joint ventures in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.

a.	The following is a summary of the Corporation’s ownership in unconsolidated real estate joint ventures at June 30, 2003 and December 31, 2002:

		Economic Interest[1]

		June 30	December 31
Entity[3]	Property and Location	2003	2002

Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, LP	Bank One Center, Dallas, TX	50%	50%
Trizec New Center Development Associates (a Partnership)	New Center One, Detroit, MI2	—	67%
1114 TrizecHahn-Swig, L.L.C	The Grace Building, New York, NY	50%	50%
1411 TrizecHahn-Swig, L.L.C	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig L.L.C./1460 Fee TrizecHahn Swig L.L.C	1460 Broadway, New York, NY	50%	50%
TrizecHahn Waterview LP	Waterview Development, Arlington, VA	80%	80%
TrizecHahn Hollywood Hotel L.L.C	Hollywood & Highland Hotel, Los Angeles, CA	91.5%	91.5%

[1]	The amounts shown above approximate the Corporation’s economic ownership interest for the periods presented. Cash flow from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions. The Corporation’s legal ownership may differ.

[2]	This property was sold on February 25, 2003.

[3]	The Corporation is reviewing these investments in order to assess the impact of any potential consolidation requirements in applying FIN No. 46 (see Note 2 (d)) for reporting periods beginning after June 15, 2003.

Notes to the Financial Statements
$ thousands, except share and per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES (CONT’D)

b.	Unconsolidated Real Estate Joint Venture Financial Information

The following represents combined summarized financial information of the Corporation’s unconsolidated real estate joint ventures:

Balance Sheet Information

	June 30	December 31
	2003	2002

Assets
Real estate, net	$708,217	$723,426
Other assets	185,202	153,055

Total assets	$893,419	$876,481

Liabilities and equity
Mortgage debt and other loans	$543,796	$585,633
Other liabilities	66,465	37,153
Partners’ equity	283,158	253,695

Total liabilities and equity	$893,419	$876,481

Corporation’s share of equity	$241,110	$220,583

Corporation’s share of mortgage debt	$312,744	$343,662

Income Statement Information

	For the three months ended		For the six months ended
	June 30		June 30

	2003	2002	2003	2002

Revenues
Rentals	$49,736	$52,597	$104,427	$106,000
Interest	168	338	365	610

Total revenues	49,904	52,935	104,792	106,610

Expenses
Operating and other	24,661	26,016	48,070	51,072
Interest	8,960	11,394	18,870	23,026
Depreciation and amortization	6,909	8,320	13,795	16,644

Total expenses	40,530	45,730	80,735	90,742

Gain on early debt retirement	—	—	4,125	—
Gain on disposition of real estate	—	—	611	—

Net income	$9,374	$7,205	$28,793	$15,868

Corporation’s share of net income	$3,689	$3,277	$13,615	$6,665

Included in rentals for the six months ended June 30, 2003 is a termination fee of $5.5 million received from General Motors Corporation, which occupied the majority of New Center One and also was our joint venture partner through one of its affiliates, New-Cen Commercial Corporation.

c.	Liability for Obligations of Partners

The Corporation is contingently liable for certain obligations of its unconsolidated real estate joint ventures. All of the assets of the unconsolidated real estate joint ventures are available for the purpose of satisfying such obligations. The Corporation had guaranteed or was otherwise contingently liable for approximately $78,000 at June 30, 2003 (December 31, 2002 — $100,867) representing recourse property debt.

Notes to the Financial Statements
$ thousands, except share and per share amounts

5.	INVESTMENT IN SEARS TOWER

Mortgage Receivable

On December 3, 1997, the Corporation purchased a subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois, for $70,000 and became the residual beneficiary of the trust that holds title to the Sears Tower. The balance of the subordinated mortgage, including accrued interest, was $294,000 at acquisition. At December 31, 2002, the Sears Tower was held by a trust established for the benefit of an affiliate of Sears, Roebuck and Co. (“Sears”). The trust had a scheduled termination date of January 1, 2003, at which time the assets of the trust, subject to a participating first mortgage, were to be distributed to the Corporation as the residual beneficiary. To date, the Corporation has not received a deed or other conveyance instrument, and has, therefore, not taken title to the Sears Tower. The Corporation has been in active, continuing discussions with the holder of the participating first mortgage, Metropolitan Life Insurance Company, to reach an outcome that is consistent with the Corporation’s long-term asset strategy. The Corporation anticipates a resolution of issues with Metropolitan Life Insurance Company by the end of the third quarter of 2003.

The Corporation’s mortgage is subordinate to an existing non-recourse participating first mortgage and is subject to other participating interests. The first mortgage is serviced only to the extent of available cash flow. Beginning in 2002, certain minimum interest payments were required under the terms of the participating first mortgage. The minimum annual interest payment for 2002 was $37,500, increasing to $50,700 for 2003 and $51,900 for 2004. The maturity date for this mortgage is July 2005. On or after July 2, 2005, the owner of the Sears Tower may, in connection with the retirement of the first mortgage, elect to have the Sears Tower appraised to determine the repayment amount of the participating interests of the first mortgage lender as well as all subordinate interests through an appraisal process. Excluding the lender’s participating interest in cash flow, the balance of the first mortgage, including accrued interest, was $766,356 at June 30, 2003 (December 31, 2002 — $769,153).

The subordinated mortgage held by the Corporation, which matures in July 2010, had a balance, including accrued interest, of $389,123 at June 30, 2003, (December 31, 2002 — $380,437) and has certain participation rights to the extent of available cash flow. Since acquisition, the Corporation has not been accruing interest income on the subordinated mortgage due to uncertainty regarding ultimate collection of interest. Had the Corporation accrued interest on the mortgage receivable, interest income would have been increased by $4,340 for each of the three months ended June 30, 2003 and 2002, and by $8,680 for each of the six months ended June 30, 2003 and 2002. In 2002, a loss provision of $48.3 million was recorded to reduce the carrying value to its estimated fair value of $23.6 million.

6.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY

	Properties Held for the Long Term		Properties Held for Disposition			Total Debt

	Weighted average		Weighted average		Weighted average		Weighted average
	Interest rates at	June 30,	interest rates at	June 30,	interest rates at	June 30,	interest rates at	Dec. 31,
	June 30, 2003	2003	June 30, 2003	2003	June 30, 2003	2003	Dec. 31, 2002	2002

Collateralized property loans:
At fixed rates	6.68%	$2,138,277	6.52%	$23,314	6.68%	$2,161,591	6.75%	$2,152,194
At variable rates (subject to interest rate caps)	3.90%	120,000	—	—	3.90%	120,000	4.17%	120,000
At variable rates	2.36%	782,654	4.86%	19,958	2.42%	802,612	2.84%	1,013,018
Other loans	5.50%	66,299	—	—	5.50%	66,299	5.77%	60,026

	5.46%	$3,107,230	5.75%	$43,272	5.46%	$3,150,502	5.45%	$3,345,238

In the table above, mortgage debt and other loans have been presented on a basis consistent with the classification of the underlying collateralized properties, by properties held for the long term or held for disposition. Certain of the Corporation’s loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

Notes to the Financial Statements
$ thousands, except share and per share amounts

6.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY (CONT’D)

a.	Collateralized Property Loans

Property loans are collateralized by deeds of trust or mortgages on properties and mature at various dates between February 2004 and May 2013.

At June 30, 2003 and December 31, 2002, the Corporation had fixed the interest rates on $150 million of the debt classified as fixed in the above table, by way of interest rate swap contracts with a weighted average interest rate of 6.02% and maturing on March 15, 2008. The cost to unwind these interest swap contracts is approximately $20.9 million at June 30, 2003 (December 31, 2002 — $18.5 million).

In January 2003, the Corporation entered into interest rate swap contracts to fix the interest rate on $500 million of variable rate debt effective July 1, 2003 with a weighted average interest rate of 2.61%. The cost to unwind these interest rate swap contracts is approximately $11.9 million at June 30, 2003 (December 31, 2002 — $0).

During the first quarter of 2003, the lender for the Corporation’s remaining technology property forwarded a notice of default related to debt service on the $17.9 million construction facility. On June 30, 2003, the Corporation conveyed title for such property to the lender and is no longer obligated to the lender under the $17.9 million construction facility. In addition, the Corporation remitted $475 to the lender in full satisfaction of any exposure related to the construction facility. On June 30, 2003, the Corporation recorded a gain on early debt retirement of $3,620 related to this transaction. This loan was not cross-defaulted to any other of the Corporation’s loans and was scheduled to mature in October 2003.

In June 2003, the Corporation refinanced the $55.1 million variable rate development loan on One Alliance Center in Buckhead, Georgia, which was scheduled to mature in October 2003, with a $70.0 million, 4.78% fixed rate mortgage that matures in June 2013. In May 2003, the Corporation, through a third party, arranged to set a maximum rate on this loan through a forward rate agreement. Upon close of this loan, the Corporation paid $3.4 million in settlement of this forward rate agreement, which the Corporation has recorded in other comprehensive income. The amount paid on settlement will be amortized into interest expense over the life of the loan.

b.	Line of Credit

At June 30, 2003, the amount eligible to be borrowed was $146.2 million and $34.0 million was outstanding under this facility (December 31, 2002 — $90.0 million).

7.	SHAREHOLDERS’ EQUITY

a.	Dividends

On March 18, 2003, the Corporation declared a quarterly dividend of $0.20 per common share, payable on April 15, 2003, to the holders of record at the close of business on March 31, 2003. On June 17, 2003, the Corporation declared a quarterly dividend of $0.20 per common share, payable on July 15, 2003, to the holders of record at the close of business on June 30, 2003. The dividends paid on April 15, 2003 and July 15, 2003 totaled $30,006 and $30,071, respectively.

On March 18, 2003, the Corporation declared an aggregate dividend of $6 for the Class F convertible stock, payable on April 15, 2003. The Corporation accrued an additional aggregate dividend of $1 on March 31, 2003 and June 30, 2003, respectively.

On March 18, 2003, the Corporation declared an aggregate dividend of $776 for the special voting stock, payable on April 15, 2003. On June 17, 2003, the Corporation declared an aggregate dividend of $629 for the special voting stock, payable on July 15, 2003.

Notes to the Financial Statements
$ thousands, except share and per share amounts

7.	SHAREHOLDERS’ EQUITY (CONT’D)

b.	Stock Options

During the six months ended June 30, 2003, the Corporation granted 2,297,500 non-qualified stock options to certain employees. The non-qualified options granted vest over three years, have a strike price of $8.61-$10.98 per share and expire ten years from date of grant.

c.	Restricted Stock

During the six months ended June 30, 2003, the Corporation awarded 172,500 shares of restricted common stock to certain employees. These shares of restricted common stock had a fair value of $1,894 on the date of grant. The restricted stock vests over five years. Compensation expense will be charged to earnings over the vesting period.

During the six months ended June 30, 2003, the Corporation awarded 172,500 shares of performance based restricted common stock to certain employees. These shares of performance based restricted common stock had a fair value of $1,894 on the date of grant. The performance based restricted stock vests over periods from one to five years provided that specific performance objectives are achieved. The objectives are based on total shareholder return. Compensation expense will be charged to earnings over the vesting period.

8.	EARNINGS PER SHARE

In connection with the Reorganization on May 8, 2002, the Corporation modified the number of its issued and outstanding shares of common stock as described in Note 16 (a) of the 2002 Form 10-K and issued 8,368,932 options and 8,772,418 warrants to purchase shares of common stock. This resulted in 149,849,246 shares of common stock and 17,141,350 options and warrants being outstanding on May 8, 2002.

Basic and diluted earnings per share of common stock for the three and six month periods ended June 30, 2002 have been computed as if the 149,849,246 shares of common stock and 17,141,350 stock options and warrants had been issued and outstanding as of the beginning of both periods. All Trizec Properties common stock equivalents for both periods were considered for the purpose of determining dilutive shares outstanding. The Corporation used the average daily trading price from May 8, 2002 through June 30, 2002 for both periods presented to determine the dilutive effect. Therefore, basic and diluted earnings per share of common stock are referred to as pro forma for both the three and six months ended June 30, 2002.

For the three month period ended June 30, 2002, dilutive shares outstanding were increased by 866,435 in respect of stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common shareholders per share, as they would have had an anti-dilutive effect, were 4,839,952 stock options and 2,959,858 warrants. The dilutive shares were calculated based on $16.73 per share, which represents the average daily trading price for the period from May 8, 2002 through June 30, 2002.

For the six month period ended June 30, 2002, dilutive shares outstanding were increased by 539,090 in respect of stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common shareholders per share, as they would have had an anti-dilutive effect, were 4,839,952 stock options and 2,959,858 warrants. The dilutive shares were calculated based on $16.73 per share, which represents the average daily trading price for the period from May 8, 2002 through June 30, 2002.

For the three month period ended June 30, 2003, dilutive shares outstanding were increased by 504,336 in respect of stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common shareholders per share, as they would have had an anti-dilutive effect, were 8,620,432 stock options, 5,966,918 warrants and 345,000 shares of restricted stock. The dilutive shares were calculated based on $10.26 per share, which represents the average daily trading price for the three month period ended June 30, 2003.

Notes to the Financial Statements
$ thousands, except share and per share amounts

8.	EARNINGS PER SHARE (CONT’D)

For the six month period ended June 30, 2003, dilutive shares outstanding were increased by 194,489 in respect of stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common shareholders per share, as they would have had an anti-dilutive effect, were 8,620,432 stock options, 6,986,918 warrants and 345,000 shares of restricted stock. The dilutive shares were calculated based on $9.61 per share, which represents the average daily trading price for the six month period ended June 30, 2003.

	For the three months ended		For the six months ended
	June 30		June 30

	2003	2002	2003	2002

Income from continuing operations	$25,459	$31,359	$61,646	$75,047
Gain on disposition of real estate	—	4,013	11,351	4,013
Less: Special voting and Class F convertible shareholders dividends	(630)	(304)	(1,413)	(304)

Income from Continuing Operations Available to Common Shareholders	24,829	35,068	71,584	78,756
Discontinued operations	(13,929)	1,605	(2,581)	3,499

Net Income Available to Common Shareholders	$10,900	$36,673	$69,003	$82,255

		Pro forma		Pro forma

Basic Earnings per Common Share
Income from continuing operations available to common shareholders	$0.16	$0.23	$0.48	$0.53
Discontinued operations	(0.09)	0.02	(0.02)	0.02

Net Income Available to Common Shareholders	$0.07	$0.25	$0.46	$0.55

		Pro forma		Pro forma

Diluted Earnings per Common Share
Income from continuing operations available to common shareholders	$0.16	$0.23	$0.48	$0.53
Discontinued operations	(0.09)	0.01	(0.02)	0.02

Net Income Available to Common Shareholders	$0.07	$0.24	$0.46	$0.55

		Pro forma		Pro forma

Weighted average shares outstanding
Basic	149,785,046	149,372,623	149,785,046	149,345,705

Diluted	150,289,382	150,239,058	149,979,535	149,884,795

Notes to the Financial Statements
$ thousands, except share and per share amounts

9.	CONTINGENCIES

a.	Litigation

The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims that arise from time to time. While the final outcome with respect to claims and litigation pending at June 30, 2003, cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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

The Corporation, as an owner of real estate, is subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws, the Corporation is exposed to liability primarily as an owner or operator of real property and, as such, may be responsible for the cleanup or other remediation of contaminated property. Contamination for which the Corporation may be liable could include historic contamination, spills of hazardous materials in the course of its tenants’ regular business operations and spills or releases of hydraulic or other toxic oils. An owner or operator can be liable for contamination or hazardous or toxic substances in some circumstances whether or not the owner or operator knew of, or was responsible for, the presence of such contamination or hazardous or toxic substances. In addition, the presence of contamination or hazardous or toxic substances on property, or the failure to properly clean up or remediate such contamination or hazardous or toxic substances when present, may materially and adversely affect the ability to sell or lease such contaminated property or to borrow using such property as collateral.

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

Notes to the Financial Statements
$ thousands, except share and per share amounts

9.	CONTINGENCIES (CONT’D)

d.	Insurance

The Corporation carries insurance on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Corporation believes all of its properties are adequately insured. The property insurance that has been maintained historically has been on an “all risk” basis, which until 2003 included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their “all risk” policies. As a result, the Corporation’s “all risk” insurance coverage currently contains specific exclusions for losses attributable to acts of terrorism. In light of this development, for 2003, the Corporation purchased stand-alone terrorism insurance on a portfolio-wide basis with annual aggregate limits that it considers commercially reasonable, considering the availability and cost of such coverage. The Corporation’s current terrorism coverage carries an aggregate limit of $250 million on a portfolio-wide basis, excluding the Sears Tower, which carries its own separate limit of $250 million. Since the limit with respect to the Corporation’s portfolio may be, and the limit with respect to the Sears Tower is, less than the value of the affected properties, terrorist acts could result in property damage in excess of the current coverage, which could result in significant losses to the Corporation due to the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstance could have a material adverse effect on the financial condition and results of operations of the Corporation.

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

Notes to the Financial Statements
$ thousands, except share and per share amounts

9.	CONTINGENCIES (CONT’D)

d.	Insurance (Cont’d)

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

The Corporation has determined that its reportable segments are those that are based on the Corporation’s method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan areas for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington D.C. and secondary markets. A separate management group heads the retail/entertainment development segment. The Corporation primarily evaluates operating performance based on internal property operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes including properties that have been designated as held for disposition and reported as discontinued operations. Of the seven properties reported as discontinued operations, one is in Dallas, one is in Los Angeles, three are in Washington, D.C. and two are in the secondary markets of West Palm Beach, Florida and Memphis, Tennessee, respectively. Internal property operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 from the 2002 Form 10-K, Significant Accounting Policies, except that real estate operations conducted through joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level. Asset information by reportable segment is not reported since the Corporation does not use this measure to assess performance; therefore, the depreciation and amortization expenses are not allocated among segments.

The following presents internal property operating income by reportable segment for the three and six months ended June 30, 2003 and 2002.

Notes to the Financial Statements
$ thousands, except share and per share amounts

10.	SEGMENTED INFORMATION (CONT’D)

For the three months ended June 30, 2003 and 2002

	Office Properties

	Atlanta		Chicago		Dallas		Houston		Los Angeles

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Property operations
Total property revenue	$21,988	$20,486	$17,394	$17,062	$22,110	$24,703	$31,224	$29,080	$16,165	$12,857
Total property expense	(9,812)	(7,701)	(8,078)	(7,689)	(12,317)	(13,624)	(13,568)	(13,240)	(7,076)	(5,072)

Internal property operating income	$12,176	$12,785	$9,316	$9,373	$9,793	$11,079	$17,656	$15,840	$9,089	$7,785

	Office Properties (Cont’d)

	New York		Washington D.C.		Secondary Markets		Total Office		Retail		Total

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Property operations
Total property revenue	$49,261	$48,652	$27,493	$31,461	$47,043	$51,823	$232,678	$236,124	$18,921	$26,911	$251,599	$263,035
Total property expense	(20,388)	(19,328)	(10,971)	(11,772)	(22,233)	(20,488)	(104,443)	(98,914)	(16,529)	(16,548)	(120,972)	(115,462)

Internal property operating income	$28,873	$29,324	$16,522	$19,689	$24,810	$31,335	$128,235	$137,210	$2,392	$10,363	$130,627	$147,573

Notes to the Financial Statements
$ thousands, except share and per share amounts

10.	SEGMENTED INFORMATION (CONT’D)

For the six months ended June 30, 2003 and 2002

	Office Properties

	Atlanta		Chicago		Dallas		Houston		Los Angeles

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Property operations
Total property revenue	$43,800	$41,293	$35,021	$33,959	$44,860	$49,216	$61,941	$59,755	$32,185	$24,179
Total property expense	(18,658)	(15,721)	(16,413)	(15,115)	(25,225)	(26,770)	(27,421)	(26,504)	(14,010)	(9,739)

Internal property operating income	$25,142	$25,572	$18,608	$18,844	$19,635	$22,446	$34,520	$33,251	$18,175	$14,440

	Office Properties (Cont’d)

	New York		Washington D.C.		Secondary Markets		Total Office		Retail		Total

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Property operations
Total property revenue	$100,281	$97,872	$58,578	$64,279	$98,914	$102,345	$475,580	$472,898	$39,325	$51,227	$514,905	$524,125
Total property expense	(40,958)	(38,305)	(22,420)	(23,638)	(44,554)	(43,683)	(209,659)	(199,475)	(29,479)	(30,560)	(239,138)	(230,035)

Internal property operating income	$59,323	$59,567	$36,158	$40,641	$54,360	$58,662	$265,921	$273,423	$9,846	$20,667	$275,767	$294,090

Notes to the Financial Statements
$ thousands, except share and per share amounts

10.	SEGMENTED INFORMATION (CONT’D)

The following is a reconciliation of internal property operating income to income from continuing operations.

	For the three months ended		For the six months ended
	June 30		June 30

	2003	2002	2003	2002

Internal property revenue	$251,599	$263,035	$514,905	$524,125
Less: Real estate joint venture property revenue	(26,874)	(27,070)	(56,770)	(53,755)
Less: Discontinued operations	(4,302)	(9,907)	(12,344)	(19,436)
Interest income	876	2,072	2,656	4,734

Total revenues	221,299	228,130	448,447	455,668

Internal property operating expenses	(120,972)	(115,462)	(239,138)	(230,035)
Less: Real estate joint venture operating expenses	14,281	13,670	27,727	27,008
Less: Discontinued operations	2,500	4,111	5,663	8,070

Total operating expenses and property taxes	(104,191)	(97,681)	(205,748)	(194,957)

General and administrative expenses	(8,554)	(12,169)	(18,621)	(18,684)
Interest expense	(44,931)	(47,777)	(91,795)	(91,625)
Depreciation and amortization expense	(45,616)	(38,609)	(91,377)	(76,928)
Stock option grant expense	(122)	(2,002)	(280)	(2,002)
Loss on early debt retirement	3,620	—	3,363	—
Provision for income and other corporate taxes	(1,176)	(1,522)	(2,906)	(2,766)
Minority interest	(777)	(288)	(536)	(324)
Income from unconsolidated real estate joint ventures	3,689	3,277	13,615	6,665
Recovery on insurance claims	2,218	—	7,484	—

Income from Continuing Operations	$25,459	$31,359	$61,646	$75,047

11.	SUBSEQUENT EVENTS

In July 2003, the Corporation reached an agreement, subject to final judicial review, in which the Corporation agreed to end all litigation and resolve all standing disputes concerning the development and subsequent bankruptcy of the hotel and casino adjacent to our Desert Passage project. In exchange for the Corporation’s agreement to end the development litigation and the Corporation’s agreement to permit and assist in the re-theming of the hotel and casino complex, the other parties to the litigation have agreed to cease all claims against the Corporation. The Corporation anticipates a gain will be generated related to the forgiveness of debt in connection with this agreement.

On August 6, 2003, the Corporation sold an office property located in Memphis, Tennessee that was designated as held for sale pursuant to SFAS No. 144 at June 30, 2003, for a gross sale price of $40,100.

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

Overview

     We are one of the largest fully integrated and self-managed, publicly traded real estate investment trusts, or REITs, in the United States. We are principally engaged in owning and managing office properties in the United States. At June 30, 2003, we had total assets of $5.4 billion and owned interests in or managed 69 U.S. office properties containing approximately 47.9 million square feet, with our pro rata ownership interest totaling approximately 41.2 million square feet. Our office properties are concentrated in seven core markets in the United States located in the following major metropolitan areas: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C.

     At the end of 2000, we decided to be taxed as a REIT for U.S. federal income tax purposes commencing in 2001. As a REIT, we generally are not subject to U.S. federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.

     During the six months ended June 30, 2003, the following key transactions were completed:

•	Our sale of 3 non-core assets and a joint venture property;

•	Our net pay down of $56.0 million on our revolving line of credit;

•	Our leasing of 2.7 million square feet;

•	Our payment of $49.5 million for the resolution of certain pre-REIT tax matters with the remainder to be paid upon final resolution, which is expected in the next twelve months;

•	Our fixing the interest rate on $500 million of variable rate debt through interest rate swap contracts;

•	Our leasing of 838,000 square feet in Houston, including two lease renewals totaling 740,000 square feet;

•	Our extending the maturity of the Hollywood Hotel loan to April 2005; and

•	Our refinancing of the One Alliance Center development loan which fixed the interest rate at 4.78% and extended the maturity to June 2013.

Subsequent to the six months ended June 30, 2003, the following key transactions were completed:

•	Our agreement, subject to final judicial review, that resolves litigation related to the bankruptcy of the hotel and casino adjacent to our Desert Passage project; and

•	Our signing of a lease renewal for 425,000 square feet in New York.

Critical Accounting Policies

     Refer to our Form 10-K for the year ended December 31, 2002 for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of real estate assets and investments, investments in unconsolidated joint ventures, fair value of financial instruments, internal leasing costs and tax liabilities. During the six months ended June 30, 2003, there were no changes to these policies.

Results of Operations

     The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2003 and 2002. For the comparative periods ended June 30, 2002, the consolidated financial statements present TrizecHahn Corporation’s former U.S. holdings, which are now owned and operated by us. Prior to the corporate reorganization, we, along with our subsidiary Trizec R & E Holding Inc., or TREHI, (formerly known as TrizecHahn Developments Inc., which became our subsidiary on March 14, 2002), were TrizecHahn Corporation’s two primary U.S. operating and development companies. The combined entities and their subsidiaries were under the common control of TrizecHahn Corporation, or TrizecHahn, and have been presented utilizing the historical cost basis of TrizecHahn Corporation. For additional information about the corporate reorganization, see “Part I — Item 1. Business” in our Form 10-K for the year ended December 31, 2002.

     The macroeconomic conditions that negatively affected employment levels for office workers, which, in turn, affected the demand for office space, have not significantly changed since the end of 2002. This decline in the demand for office space makes it unlikely that occupancy rates will increase during the remainder of the year, and, additionally, may put downward pressure on market rents. Our focus for the remainder of the year will be to renew or release expiring space. The table below reflects the occupancy rates at June 30, 2003 compared to December 31, 2002 and shows the percentage of the square feet, based on our pro rata economic ownership, that will expire during the remainder of the year for our total U.S. office portfolio.

			Percentage of space
	Occupancy Rates		expiring in the
			remainder
	June 30, 2003	December 31, 2002	of 2003

Core Markets
Atlanta	84.3%	87.1%	4.4%
Chicago	93.4%	94.2%	2.5%
Dallas	78.6%	84.6%	5.6%
Houston	88.4%	89.1%	16.8%
Los Angeles	86.2%	88.1%	7.5%
New York	97.2%	97.7%	2.0%
Washington, D.C	85.2%	90.9%	4.9%

	87.7%	90.3%	6.6%

Secondary Markets
Charlotte	96.5%	98.9%	2.2%
Minneapolis	67.7%	71.6%	10.3%
Pittsburgh	82.7%	84.4%	6.3%
St. Louis	84.8%	87.7%	2.3%
Other	79.4%	82.4%	16.1%

	81.9%	84.6%	9.7%

Total	86.4%	89.0%	7.3%

     For our total portfolio of 69 U.S. office properties for the six months ended June 30, 2003, we leased 2.7 million square feet (2.4 million square feet on a pro rata basis) and average occupancy decreased to 87.6% compared to 90.7% for the six months ended June 30, 2002. We experienced a $1.36 per square foot ($0.07 per square foot on a pro rata basis) increase in gross rental rates on new and renewal leasing, reflecting the impact of space rolling over at properties. In addition, to partially address the 16.8% of our space expiring in our Houston market, we recently signed two lease renewals totaling 740,000 square feet with Kellogg Brown & Root in our Houston market.

     In an environment of stagnant or deteriorating economic conditions, it is normal to experience increased rental delinquencies and tenant failures. We monitor the financial strength of our key tenants and, therefore, their ability to pay and the likelihood that they will continue to pay, through a watch list process applied at the local, regional and corporate property management levels. This monitoring process is designed to help us identify significant credit risks. At the end of June 2003, we were closely monitoring tenants with leases representing approximately 3.2% of the leaseable area of our U.S. office portfolio and 3.4% of our annual gross rent for the U.S. office portfolio.

     We had acquisition, disposition and development activity in our property portfolio in the periods presented. The table that follows is a summary of our acquisition and disposition activity from January 1, 2002 to June 30, 2003 and reflects our total portfolio at June 30, 2003. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint ventures or managed properties. Included in the table below, classified as office, is our ownership of 151 Front Street (0.3 million square feet) in Toronto, Ontario, which we acquired in April 2002. At June 30, 2003, our U.S. office portfolio consisted of 69 properties containing approximately 47.9 million square feet (41.2 million on a pro rata basis).

	Office			Retail

		Total	Pro rata		Total	Pro rata
Properties as of:	Properties	Sq.Ft.	Owned Sq.Ft.	Properties	Sq.Ft.	Owned Sq.Ft.

		(in thousands)			(in thousands)
January 1, 2002	76	48,862	41,323	4	2,285	2,076
Dispositions	(5)	(946)	(946)	—	—	—
Acquisitions	1	272	272	—	—	—
Acquisition of joint venture interest	—	—	933	—	—	—
Additional space placed on-stream	1	560	560	—	—	—
Re-measurements	—	136	134	—	—	—

December 31, 2002	73	48,884	42,276	4	2,285	2,076
Dispositions	(3)	(952)	(787)	(1)	(565)	(410)
Re-measurements	—	232	24	—	—	—

June 30, 2003	70	48,164	41,513	3	1,720	1,666

     In the financial information that follows, property revenues include rental revenue, recoveries from tenants for certain expenses, fee income and parking and other revenue. Property operating expenses include property operating expenses and property taxes and exclude depreciation and amortization expense.

     Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the three months ended
	June 30
			Increase/	%
	2003	2002	(Decrease)	Change

		(dollars in thousands)
Property revenues
Office	$205,733	$202,590	$3,143	1.6%
Retail	14,690	23,468	(8,778)	37.4%
Interest income	876	2,072	(1,196)	57.7%

Total revenues	221,299	228,130	(6,831)	3.0%

Property operating expenses
Office	90,952	83,798	7,154	8.5%
Retail	13,239	13,883	(644)	4.6%
General and administrative	8,554	12,169	(3,615)	29.7%
Interest expense	44,931	47,777	(2,846)	6.0%
Depreciation and amortization	45,616	38,609	7,007	18.1%
Stock option grant expense	122	2,002	(1,880)	93.9%
Gain on early debt retirement	(3,620)	—	(3,620)	—

Total expenses	199,794	198,238	1,556	0.8%

Income before income taxes, minority interest, income from unconsolidated real estate joint ventures, recovery on insurance claims, discontinued operations and gain on disposition of real estate	21,505	29,892	(8,387)	28.1%
Provision for income and other corporate taxes	(1,176)	(1,522)	346	22.7%
Minority interest	(777)	(288)	(489)	169.8%
Income from unconsolidated real estate joint ventures	3,689	3,277	412	12.6%
Recovery on insurance claims	2,218	—	2,218	—

Income from continuing operations	25,459	31,359	(5,900)	18.8%
Discontinued operations
Income from discontinued operations	663	1,802	(1,139)	63.2%
Loss on disposition of discontinued real estate	(14,592)	(197)	(14,395)	7,307.1%
Gain on disposition of real estate	—	4,013	(4,013)	—

Net income	11,530	36,977	(25,447)	68.8%
Dividends payable to special voting and Class F convertible shareholders	630	304	326	107.2%

Net income available to common shareholders	$10,900	$36,673	$(25,773)	70.3%

Lease termination fees	$1,047	$874	$173	19.8%

     Property Revenue

     The $3.1 million increase in office property revenues for the three months ended June 30, 2003 compared to the same period in 2002 was primarily the result of acquiring the remaining 75% interest in Ernst & Young Plaza in Los Angeles, California that we did not already own and acquiring 151 Front Street in Toronto, Ontario during the second quarter of 2002. These acquisitions resulted in a $5.6 million increase in office property revenues. This increase was partially offset by a decrease in office property rental revenues of $2.5 million due to a decrease in average occupancy and average rental rates for the three months ended June 30, 2003 as compared to the same period in 2002.

     Lease termination fees are an element of ongoing real estate ownership, and for the three months ended June 30, 2003, we recorded $0.9 million of termination fees for our office portfolio compared to $0.6 million for the same period in 2002.

     The $8.8 million decrease in retail property revenues for the three months ended June 30, 2003 compared to the same period in 2002 was primarily the result of a reduction in rental revenues of $4.2 million due to the sale of Paseo Colorado in Pasadena, California during the first quarter of 2003. Retail property revenues decreased by $4.6 million in our remaining two retail properties for the three months ended June 30, 2003 as compared to the same period in 2002 due to a decrease in average rental rates.

     For the three months ended June 30, 2003, we recorded $0.1 million of lease termination fees for our retail portfolio compared to $0.2 million for the same period in 2002.

     Interest Income

     The $1.2 million decrease in interest income for the three months ended June 30, 2003 compared with the prior year period was primarily due to lower cash balances.

     Property Operating Expense

     Office property operating expenses, which include costs that are recoverable from our tenants (including but not limited to real estate taxes, utilities, insurance, repairs and maintenance and cleaning) and other non-recoverable property-related expenses, and exclude depreciation and amortization expense, increased by $7.2 million for the three months ended June 30, 2003 compared to the same period in 2002. Approximately $2.9 million of this increase was due to the office property acquisitions described above. Recoverable operating expenses increased $4.3 million due to higher property taxes and increased insurance costs, partially offset by lower utilities expense, bad debt expense and repairs and maintenance expense.

     Excluding the impact on revenues of lease termination fees, our office portfolio gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to 55.6% for the three months ended June 30, 2003 from 58.5% for the three months ended June 30, 2002, reflecting our lower average occupancy, lower rental rates and increased operating expenses.

     Retail property operating expenses decreased by $0.6 million for the three months ended June 30, 2003 as compared to the same period in 2002. This decrease is primarily due to the sale of Paseo Colorado in Pasadena, California, which reduced operating expenses by $0.9 million, offset by an increase in retail property operating expenses for the remaining retail properties of $0.3 million.

     General and Administrative Expense

     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

     General and administrative expense decreased by $3.6 million for the three months ended June 30, 2003, compared with the same period in 2002 primarily due to separation costs incurred and professional fees paid in connection to the corporate reorganization during the three months ended June 30, 2002.

     Interest Expense

     Interest expense decreased by $2.8 million for the three months ended June 30, 2003, compared to the same period in 2002. Refinancing of certain fixed rate debt and a decrease in average variable interest rates resulted in a decrease in interest expense of $1.7 million. The impact of the disposal of Paseo Colorado in Pasadena, California decreased interest expense by $0.9 million. A lower average outstanding balance on our $350 million revolving line of credit and associated standby fees resulted in a $1.0 million decrease of interest expense. Lower average debt balances outstanding due to regular principle amortization and lump sum repayments decreased interest expense by $1.4 million. This was partially offset by an increase in interest expense of $1.4 million due to acquiring the remaining 75% interest in Ernst & Young Plaza in Los Angeles, California and acquiring 151 Front Street in Toronto, Ontario as well as an increase in interest expense of $0.8 million due to a decrease in capitalized interest resulting from a decrease in development activity.

     Depreciation and Amortization

     For the three months ended June 30, 2003, depreciation expense was $7.0 million higher than in the corresponding period in 2002. The increase in ownership of the Ernst & Young Plaza resulted in an increase of $0.5 million. The completion of an office development project and the reclassification of retail properties from held for sale to held for the long term increased depreciation expense by $6.2 million. Additional depreciation related to the early termination of leases and the amortization of new leasing costs increased depreciation expense by $0.3 million for the three months ended June 30, 2003 compared with the same period in 2002.

     Stock Option Expense

     Stock option expense decreased $1.9 million for the three months ended June 30, 2003, compared to the same period in 2002. This decrease is primarily due to accelerated expense for employees separated during the three months ended June 30, 2002. This non-cash cost relates to the intrinsic value at the date of grant of stock options granted upon the completion of the corporate reorganization.

     Gain on Early Debt Retirement

     During the three months ended June 30, 2003, we recorded a $3.6 million gain on early debt retirement related to the forgiveness of a $17.9 million construction facility on our remaining technology property. On June 30, 2003, we conveyed title of our remaining technology property to the lender and are no longer obligated to the lender under the $17.9 million construction facility. The $3.6 million gain on early debt retirement is net of $0.5 million remitted to the lender in full satisfaction of any exposure related to the construction facility.

     Provision for Income and Other Corporate Taxes

     Income and other taxes for the current year include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes decreased by $0.3 million for the three months ended June 30, 2003, compared with the same period in 2002.

     Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures increased by $0.4 million for the three months ended June 30, 2003 compared with the same period in 2002 primarily due to increased average rental rates and increased average occupancy in the New York market as well as minor increases in net income in our other joint ventures, partially offset by an increase in the net loss at the Hollywood & Highland Hotel in Los Angeles, California and Bank One Center in Dallas, Texas.

     Recovery on Insurance Claims

     Beginning in late 2001 and during 2002, we have replaced a chiller at One New York Plaza in New York that was damaged in 2001, and we expect total remediation and improvement costs will be approximately $19.0 million. During the three months ended June 30, 2003, we received $1.8 million in insurance proceeds related to this chiller.

     Discontinued Operations

     Income from properties classified as discontinued operations decreased by $1.1 million for the three months ended June 30, 2003 compared to the same period in 2002 primarily due to the impact of the disposition of Goddard Corporate Park in Lanham, Maryland and Rosslyn Gateway in Arlington, Virginia in the first three months of 2003 as well as the disposition of Warner Center in Los Angeles, California, Plaza West in Bethesda, Maryland and McKinney Place in Dallas, Texas in 2002. During the three months ended June 30, 2003, we recognized a provision for loss on disposition on discontinued real estate of $14.6 million relating to an office property located in Memphis, Tennessee that was designated as held for disposition on June 30, 2003. The fair value was determined by a contract price, less transaction costs.

     Gain on Disposition of Real Estate

     During the three months ended June 30, 2002, we sold Perimeter Woods in Charlotte, North Carolina, a building in the Warner Center Complex in Los Angeles, California, a technology center in Chicago, Illinois and first refusal rights on an investment for an aggregate net gain of $4.0 million.

     Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the six months ended
	June 30
			Increase/	%
	2003	2002	(Decrease)	Change

		(dollars in thousands)
Property revenues
Office	$413,528	$405,484	$8,044	2.0%
Retail	32,263	45,450	(13,187)	29.0%
Interest income	2,656	4,734	(2,078)	43.9%

Total revenues	448,447	455,668	(7,221)	1.6%

Property operating expenses
Office	182,406	169,287	13,119	7.7%
Retail	23,342	25,670	(2,328)	9.1%
General and administrative	18,621	18,684	(63)	0.3%
Interest expense	91,795	91,625	170	0.2%
Depreciation and amortization	91,377	76,928	14,449	18.8%
Stock option grant expense	280	2,002	(1,722)	86.0%
Gain on early debt retirement	(3,363)	—	(3,363)	—

Total expenses	404,458	384,196	20,262	5.3%

Income before income taxes, minority interest, income from unconsolidated real estate joint ventures, recovery on insurance claims, discontinued operations and gain on disposition of real estate	43,989	71,472	(27,483)	38.5%
Provision for income and other corporate taxes	(2,906)	(2,766)	(140)	5.1%
Minority interest	(536)	(324)	(212)	65.4%
Income from unconsolidated real estate joint ventures	13,615	6,665	6,950	104.3%
Recovery on insurance claims	7,484	—	7,484	—

Income from continuing operations	61,646	75,047	(13,401)	17.9%
Discontinued operations
Income from discontinued operations	3,485	3,696	(211)	5.7%
Loss on disposition of discontinued real estate	(6,066)	(197)	(5,869)	2,979.2%
Gain on disposition of real estate	11,351	4,013	7,338	182.9%

Net income	70,416	82,559	(12,143)	14.7%
Dividends payable to special voting and Class F convertible shareholders	1,413	304	1,109	364.8%

Net income available to common shareholders	$69,003	$82,255	$(13,252)	16.1%

Lease termination fees	$3,983	$2,947	$1,035	35.1%

     Property Revenue

     The $8.0 million increase in office property revenues for the six months ended June 30, 2003 compared to the same period in 2002 was primarily a result of acquiring the remaining 75% interest in Ernst & Young Plaza in Los Angeles, California that we did not already own and acquiring 151 Front Street in Toronto, Ontario during the second quarter of 2002. These acquisitions resulted in $15.1 million increase in rental revenues. This increase was partially offset by dispositions that reduced rental revenue by $1.0 million. In addition, office property rental revenues decreased by $6.1 million due to the decrease in average occupancy and average rental rates compared to the same period in 2002.

     Lease termination fees are an element of ongoing real estate ownership, and for the six months ended June 30, 2003, we recorded $3.1 million of termination fees for our office portfolio compared to $2.5 million for the same period in 2002.

     The $13.2 million decrease in retail property revenues for the six months ended June 30, 2003 compared to the same period in 2002 was primarily the result of a reduction in rental revenues of $7.4 million due to the sale of Paseo Colorado in Pasadena, California during the first quarter of 2003. Retail property revenues decreased by $5.8 million in our remaining two retail properties for the six months ended June 30, 2003 as compared to the same period in 2002 due to a decrease in average rental rates.

     For the six months ended June 30, 2003, we recorded $0.9 million of lease termination fees for our retail portfolio compared to $0.4 million for the same period in 2002.

     Interest Income

     The $2.1 million decrease in interest income for the six months ended June 30, 2003 compared with the prior year period was primarily due to lower cash balances.

     Property Operating Expense

     Office property operating expenses, which include costs that are recoverable from our tenants (including but not limited to real estate taxes, utilities, insurance, repairs and maintenance and cleaning) and other non-recoverable property-related expenses, and exclude depreciation and amortization expense, increased by $13.1 million compared to the same period in 2002. Approximately $6.9 million of this increase was due to the office acquisitions net of dispositions described above. Recoverable operating expenses increased $6.2 million due to higher property taxes, increased insurance costs and higher utilities expense partially offset by lower bad debt expense.

     Excluding the impact on revenues of lease termination fees, our office portfolio gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to 55.6% for the six months ended June 30, 2003 from 58.0% for the six months ended June 30, 2002, reflecting our lower average occupancy, lower rental rates and increased operating expenses.

     Retail property operating expenses decreased by $2.3 million for the six months ended June 30, 2003. This decrease is primarily due to the sale of Paseo Colorado in Pasadena, California which reduced operating expenses by $1.7 million, and a decrease of $0.6 million in operating expenses for the remaining properties.

     General and Administrative Expense

     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

     General and administrative expense decreased by $0.1 million for the six months ended June 30, 2003, compared with the same period in 2002 primarily due to a decrease in salaries as a result of a decrease in employee head count, partially offset by an increase in separation costs incurred during the six months ended June 30, 2003.

     Interest Expense

     Interest expense increased by $0.2 million for the six months ended June 30, 2003, compared with the same period in 2002. The impact of office property acquisitions resulted in an increase in interest expense of $3.2 million. The draws outstanding during the quarter on our $350 million revolving line of credit and associated standby fees added $0.2 million of interest expense. Additionally, the cessation of interest capitalization on our development projects resulted in an increase in interest expense of $1.6 million. The impact of the disposal of certain office properties and Paseo Colorado in Pasadena, California decreased interest expense by $1.6 million. Lower debt balance due to principle amortization decreased interest expense by $2.5 million. Refinancing of certain fixed rate debt and a decrease in average variable interest rates resulted in a decrease in interest expense of $0.7 million.

     Depreciation and Amortization

     For the six months ended June 30, 2003, depreciation expense was $14.4 million higher than in the corresponding period in 2002. The increase in ownership of the Ernst & Young Plaza resulted in an increase in depreciation expense of $1.1 million. The completion of two office development projects and the reclassification of retail properties from held for sale to held for the long term increased depreciation expense by $12.6 million. Additional depreciation related to the early termination of leases and the amortization of new leasing costs increased depreciation expense by $0.7 million for the six months ended June 30, 2003 compared with the same period in 2002.

     Stock Option Expense

     Stock option expense decreased $1.7 million for the six months ended June 30, 2003, compared to the same period in 2002. This decrease is primarily due to accelerated expense for employees separated during the six months ended June 30, 2002. This non-cash cost relates to the intrinsic value at the date of grant of stock options granted upon the completion of the corporate reorganization.

     Gain on Early Debt Retirement

     During the six months ended June 30, 2003, we recorded a $3.6 million gain on early debt retirement related to the forgiveness of a $17.9 million construction facility on our remaining technology property. On June 30, 2003, we conveyed title of our remaining technology property to the lender and are no longer obligated to the lender under the $17.9 million construction facility. The $3.6 million gain on early debt retirement is net of $0.5 million remitted to the lender in full satisfaction of any exposure related to the construction facility.

     Provision for Income and Other Corporate Taxes

     Income and other taxes for the current year include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes increased by $0.1 million for the six months ended June 30, 2003, compared with the same period in 2002.

     Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures increased by $7.0 million for the six months ended June 30, 2003 compared with the same period in 2002 primarily due to the recognition of a gain on sale of, and a gain on debt forgiveness for, the New Center One property in Detroit, Michigan. In addition, an increase in net income in our U.S. office joint ventures was partially offset by an increase in the net loss at the Hollywood & Highland Hotel in Los Angeles, California.

     Recovery on Insurance Claims

     Beginning in late 2001 and during 2002, we have replaced a chiller at One New York Plaza in New York that was damaged in 2001, and we expect total remediation and improvement costs will be approximately $19.0 million. During the six months ended June 30, 2003, we received $7.1 million in insurance proceeds related to this chiller.

     Discontinued Operations

     Income from properties classified as discontinued operations decreased by $0.2 million due to a decrease of $1.9 million in property revenues (primarily termination fees) at Esperante in West Palm Beach, Florida. This was partially offset by an increase of $2.1 million due to the impact of the disposition of Goddard Corporate Park in Lanham, Maryland and Rosslyn Gateway in Arlington, Virginia in the first six months of 2003 as well as Warner Center in Los Angeles, California, Plaza West in Bethesda, Maryland and McKinney Place in Dallas, Texas in 2002. During the six months ended June 30, 2003, we recorded a gain of $8.5 million for the two properties we sold in that period. During the six months ended June 30, 2003, we recognized a provision for loss on disposition on discontinued real estate of $14.6 million relating to an office property located in Memphis, Tennessee that was designated as held for disposition on June 30, 2003. The fair value was determined by a contract price less transaction costs.

     Gain on Disposition of Real Estate

     During the six months ended June 30, 2002, we sold Hanover Office Park in Greenbelt, Maryland, Valley Industrial Park in Seattle, Washington, Perimeter Woods in Charlotte, North Carolina, a building in the Warner Center Complex in Los Angeles, California, a technology center in Chicago, Illinois and first refusal rights on an investment for an aggregate net gain of $4.0 million.

Sears Tower

     On December 3, 1997, we purchased a subordinated mortgage collateralized by the Sears Tower in Chicago for $70 million and became the residual beneficiary of the trust that holds title to the Sears Tower. The Sears Tower is currently held by a trust established for the benefit of an affiliate of Sears, Roebuck and Co. The trust had a scheduled termination date of January 1, 2003, at which time the assets of the trust, subject to the participating first mortgage, were to be distributed to us as the residual beneficiary. To date, we have not received a deed or other conveyance instrument, and have, therefore, not taken title to the Sears Tower. We have been in active, continuing discussions with the holder of the participating first mortgage, Metropolitan Life Insurance Company, to reach an outcome that is consistent with our long-term asset strategy. We anticipate a resolution of issues with Metropolitan Life Insurance Company by the end of the third quarter of 2003. The balance of the first mortgage, including accrued interest but excluding the lender’s participating interest in cash flow, is $766.4 million at June 30, 2003. In 2002, a loss provision of $48.3 million was recorded to reduce the carrying value to its estimated fair value of $23.6 million.

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

     We have a $350 million senior secured revolving credit facility which matures in December 2004. The amount of the credit facility available to be borrowed at any time is determined by the encumbered properties we, or our subsidiaries that guarantee the credit facility, own that satisfy certain conditions of eligible properties. These conditions are not uncommon for credit facilities of this nature. During the remainder of 2003, the amount available to be borrowed will likely fluctuate. The capacity under the facility may decrease as we sell or place permanent debt on assets currently supporting the facility. In addition, the capacity may decrease if assets no longer meet certain eligibility requirements. Likewise, the capacity under the facility may increase as certain assets become encumbered by the facility or otherwise meet the eligibility requirements of the facility. As of June 30, 2003, the amount eligible to be borrowed was $146.2 million and $34.0 million was outstanding. During the remainder of 2003, we expect the outstanding balance to fluctuate. The balance will likely be reduced as a result of proceeds generated from asset sales, secured borrowings, operating cash flow and other sources of liquidity. The balance will likely also increase from time to time as we use funds from the facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. As noted above, we anticipate that, upon conveyance of the title to Sears Tower in Chicago, we would consolidate the assets, liabilities and results of operations of the Sears Tower. Such consolidation will have no impact on the availability of this revolving credit facility as the impact of the Sears Tower is specifically excluded from all financial covenants of this facility.

     Under our credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restriction on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants include the requirement for our total leverage ratio not to exceed 65%, with the exception that the total leverage ratio may reach 67.5% for one calendar quarter in 2003; the requirement for our interest coverage ratio to be greater than 2.0 times; and the requirement for our net worth to be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the section entitled “Funds from Operations” below). If we are in default in respect of our obligations under the credit facility, dividends will be limited to the amount necessary to maintain REIT status. At June 30, 2003, we were in compliance with these covenants.

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

     At June 30, 2003, we had $30.2 million in cash and cash equivalents as compared to $62.3 million at December 31, 2002. The decrease is a result of the following cash flows:

	For the six months ended
	June 30

	2003	2002

	(dollars in thousands)
Cash provided by operating activities	$66,986	$74,189
Cash provided by (used in) investing activities	90,341	(93,339)
Cash used in financing activities	(189,406)	(171,568)

	$(32,079)	$(190,718)

Operating Activities

     Cash provided by operating activities for the six months ended June 30, 2003 was $67.0 million. Included with normal operating activities, we funded $19.8 million into escrows and restricted cash accounts, of which $13.7 million related to the interest rate swaps we had in place at December 31, 2002. This was partially offset with a release in escrow and restricted cash of $12.1 million. Additionally, we also paid approximately $49.5 million related to pre-REIT tax matters.

Investing Activities

     Net cash used in investing activities reflects the ongoing impact of expenditures on tenant installation costs, capital expenditures, investments in and distributions from unconsolidated real estate joint ventures, and the impact of acquisitions, developments and dispositions. During the six months ended June 30, 2003, $90.3 million of cash was generated in our investing activities, which are described below.

     Tenant Installation Costs

     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. As noted above, overall market conditions for the first six months of 2003 continue to reflect an increase in vacancies over the prior year. This increase, combined with sublet space inventory in our major markets, has increased the downward pressure on rental rates and the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio that we owned at June 30, 2003 and for the total office portfolio we owned at June 30, 2002, including our share of such costs incurred by non-consolidated joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents the pro rata owned share of square feet leased.

	For the six months ended June 30

	2003	2002

	(in thousands, except per square foot amounts)
Square feet leased
- new leasing	1,196	1,194
- renewal leasing	1,214	1,190
Total square feet leased	2,410	2,384
Tenant installation costs	$31,011	$35,754
Tenant installation costs per square foot	$ 12.86	$ 14.81

     Capital Expenditures

     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the six months ended June 30, 2003, capital expenditures for the total office portfolio, including our share of such expenditures incurred by non-consolidated joint ventures, was $6.6 million (2002 — $15.4 million). Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as asbestos abatement or removal costs, any major mechanical attribute or system replacement, and any redevelopment or reconstruction costs directly attributable to extending or preserving the useful life of the base building. Furthermore, as part of our office acquisitions, we have routinely acquired and repositioned properties in their respective markets, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration at the time of acquisition when negotiating our purchase price.

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

	For the six months ended June 30

	2003	2002

	(dollars in thousands)
Tenant installation costs, including leasing costs for the owned office portfolio	$31,011	$35,754
Tenant installation costs, including leasing costs for properties disposed of during the period	1,076	—
Capital expenditures	6,554	15,352
Pro rata joint venture activity	(4,242)	(8,908)
Timing differences	17,451	12,103
Retail activity	5,927	1,985

Total of tenant improvements and capital expenditures and tenant leasing costs per consolidated statements of cash flows	$57,777	$56,286

     Developments

     For the six months ended June 30, 2003 we spent $0.9 million on the final payment requirements for construction costs relating to developments that were completed in 2001 and 2002.

     Dispositions

     During the six months ended June 30, 2003, we sold two office properties and a retail property generating aggregate proceeds of $157.6 million or $74.1 million after debt repayment.

     Unconsolidated Real Estate Joint Ventures

     During the six months ended June 30, 2003, we contributed to and made advances to our unconsolidated real estate joint ventures in the aggregate amount of $20.3 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of $11.6 million.

Financing Activities

     During the six months ended June 30, 2003, we used $189.4 million in our financing activities, which primarily consisted of a $56.0 million net pay-down of our revolving credit facility, $83.5 million of mortgage debt and other loans repaid on property dispositions, $1.4 million on refinancing fees and $14.3 million of principal repayments, net of an increase in property financing. Additionally, we incurred and paid $3.4 million in settlement of forward rate contracts. We also paid $30.8 million in dividends to our shareholders.

     At June 30, 2003, our consolidated debt was approximately $3.2 billion. The weighted average interest rate on our debt was 5.46% and the weighted average maturity was approximately 4.6 years. The table that follows summarizes the mortgage and other loan debt at June 30, 2003 and December 31, 2002:

     Debt Summary

	June 30	December 31
	2003	2002

	(dollars in thousands)
Balance:
Fixed rate	$2,227,295	$2,210,879
Variable rate subject to interest rate caps	120,000	120,000
Variable rate	803,207	1,014,359

Total	$3,150,502	$3,345,238

Collateralized property	$3,084,203	$3,285,212
Other loans	66,299	60,026

Total	$3,150,502	$3,345,238

Percent of total debt:
Fixed rate	70.7%	66.1%
Variable rate subject to interest rate caps	3.8%	3.6%
Variable rate	25.5%	30.3%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	6.64%	6.72%
Variable rate subject to interest rate caps	3.90%	4.17%
Variable rate	2.42%	2.84%

Total	5.46%	5.45%

Leverage ratio:
Debt to debt plus book equity	62.7%	64.0%

     At June 30, 2003, we had fixed interest rates on $150.0 million (December 31, 2002 — $150.0 million) of the debt classified as fixed in the above table by way of interest rate swap contracts with a weighted average interest rate of 6.02% and maturing on March 15, 2008. In accordance with these interest rate swap agreements, we have placed $13.7 million of cash into an interest-bearing escrow account as security under the contracts. Additionally, in January 2003, we entered into interest rate swap contracts to fix the rates on $500 million of variable rate debt with a weighted average fixed rate of 2.61% effective July 1, 2003. Therefore, the effect of the $500 million interest rate swap contracts entered into this year are not reflected in the above table. The fair value of all the above interest rate swaps was $32.8 million at June 30, 2003 (December 31, 2002 — $18.5 million).

     We have entered into interest rate cap contracts expiring June 2004 on $120.0 million of variable rate debt, which limit the underlying LIBOR interest rate to 6.5%. At June 30, 2003, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above, we have entered into an interest rate cap contract expiring April 2004 on $584.7 million of U.S. dollar variable rate debt, which limits the underlying LIBOR rate to 11.01%. The fair value of this interest rate cap contract was nominal at June 30, 2003.

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of shareholders’ equity. The decrease in our leverage ratio from December 31, 2002 to June 30, 2003 resulted primarily from the pay down of existing debt upon the sale of non-core properties.

     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

     At December 31, 2002, a non-recourse loan secured by New Center One in Detroit, Michigan, which was held in a joint venture, was in default. On February 25, 2003, the joint venture sold the property and the loan was extinguished through repayment and forgiveness.

     During the first quarter of 2003, the lender for our remaining technology property forwarded a notice of default related to debt service on the $17.9 million construction facility. On June 30, 2003, we conveyed title for such property to the lender and are no longer obligated to the lender under the $17.9 million construction facility. In addition, we remitted $0.5 million to the lender in full satisfaction of any exposure related to the construction facility. On June 30, 2003, we recorded a gain on early debt retirement of $3.6 million related to this transaction. This loan was not cross-defaulted to any other of our loans and was scheduled to mature in October 2003.

     In June 2003, we refinanced the $55.1 million variable rate development loan on One Alliance Center in Buckhead, Georgia, which was scheduled to mature in October 2003, with a $70.0 million, 4.78% fixed rate mortgage that matures in June 2013. In May 2003, we, through a third party, arranged to set a maximum rate on this loan through a forward rate agreement. Upon close of this loan, we paid $3.4 million in settlement of this forward rate agreement, which we have recorded in other comprehensive income. The amount paid on settlement will be amortized into interest expense over the life of the loan.

     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method. At June 30, 2003, our pro rata share of this debt amounted to approximately $312.7 million (December 31, 2002 — $343.7 million).

     We are contingently liable for a certain obligation related to the Hollywood Hotel, one of our unconsolidated real estate joint ventures. All of the assets of the venture are available for the purpose of satisfying this obligation. We have guaranteed or are otherwise contingently liable for $78.0 million at June 30, 2003. In April 2003, the joint venture amended and restated this loan, which had been scheduled to mature in April 2003. As part of the amended contract, on April 11, 2003, the Hollywood Hotel joint venture paid $15.3 million to reduce the outstanding balance to $78.0 million. The joint venture is also required to make further payments of $4.0 million in October 2003 and $4.0 million in April 2004 so that the balance of the loan outstanding in April 2004 will be $70.0 million. This loan is scheduled to mature in April 2005. At December 31, 2002, the total amount we guaranteed or were otherwise contingently liable for was $100.9 million. This included the $93.3 million related to the Hollywood Hotel and the $7.6 million related to our New Center One joint venture that was retired upon the sale of the property in the New Center One joint venture.

     The table below segregates debt repayments between loans collateralized by our office and retail properties and our other loans.

	Mortgage Debt
			Other
	Office	Retail	Loans	Total

		(dollars in thousands)
Principal repayments due in:
Balance of 2003	$13,071	$1,285	$8,423	$22,779
2004	516,198	143,440	1,579	661,217
2005	112,483	178,010	1,324	291,817
2006	724,341	—	8,590	732,931
2007	92,510	—	784	93,294
Subsequent to 2007	1,302,865	—	45,599	1,348,464

Total	$2,761,468	$322,735	$66,299	$3,150,502

Weighted average interest rate at June 30, 2003	5.46%	3.38%	5.50%	5.46%

Weighted average term to maturity	4.3	1.4	29.2	4.6

Percentage of fixed rate debt including variable rate debt subject to interest rate caps	72.9%	—	99.1%	74.5%

     Due to our intention to dispose of our retail/entertainment centers, the mortgage debt relating to these properties is all on a floating rate basis.

Dividends

     On March 18, 2003, we declared a quarterly dividend of $0.20 per common share, payable on April 15, 2003, to the holders of record at the close of business on March 31, 2003. On June 17, 2003, we declared a quarterly dividend of $0.20 per common share, payable on July 15, 2003, to the holders of record at the close of business on June 30, 2003. The dividends paid on April 15, 2003 and July 15, 2003 totaled $30.0 million and $30.1 million, respectively.

     On March 18, 2003, we declared an aggregate dividend of $6,000 for the Class F convertible stock, payable on April 15, 2003. We accrued an additional aggregate dividend of $1,000 on March 31, 2003 and June 30, 2003, respectively.

     On March 18, 2003, we declared an aggregate dividend of $0.8 million for the special voting stock, payable on April 15, 2003. On June 17, 2003, we declared an aggregate dividend of $0.6 million for the special voting stock, payable on July 15, 2003.

Market Risk — Quantitative and Qualitative Information

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At June 30, 2003, approximately 74.5% or $2.4 billion of our outstanding debt had fixed interest rates (including variable rate debt subject to interest rate caps), which minimizes the interest rate risk until the maturity of such outstanding debt.

     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At June 30, 2003, we had hedge contracts totaling $150.0 million. The hedging agreements convert variable rate debt at LIBOR + 0.37% to a fixed rate of 6.02% and mature on March 15, 2008. In January 2003, we entered into forward interest rate hedging contracts to convert $500.0 million of variable rate debt into fixed rate debt, at an average rate of 2.61% effective July 2003. Therefore, these hedging contracts are not reflected in the chart above. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense in unhedged variable rate debt, which, in turn, could affect cash flows and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

     At June 30, 2003, our total outstanding debt was approximately $3.2 billion, of which approximately $0.8 billion was variable rate debt after the impact of the hedge agreements. At June 30, 2003, the average interest rate on variable rate debt was approximately 2.42%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 24 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.9 million annually. If market rates of interest increased by 10%, the fair value of the total debt outstanding would decrease by approximately $82.0 million.

     Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10% (or approximately 24 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $1.9 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $10.4 million.

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

Related Party Transactions

     During 2002, we, in the normal course of business, reimbursed TrizecHahn and/or affiliates for direct third party purchased services and a portion of salaries for certain employees for direct services rendered. A significant portion of the reimbursements had been for allocated or direct insurance premiums that amounted to $5.5 million, for the six months ended June 30, 2002. During the six months ended June 30, 2003, we have not reimbursed TrizecHahn Corporation for any significant costs.

Subsequent Events

     In July 2003, we reached an agreement, subject to final judicial review, in which we agreed to end all litigation and resolve all standing disputes concerning the development and subsequent bankruptcy of the hotel and casino adjacent to our Desert Passage project. In exchange for our agreement to end the development litigation and the our agreement to permit and assist in the re-theming of the hotel and casino complex, the other parties to the litigation have agreed to cease all claims against us. We anticipate a gain will be generated related to the forgiveness of debt in connection with this agreement.

     On August 6, 2003, we sold an office property located in Memphis, Tennessee that was designated as held for sale pursuant to SFAS No. 144 at June 30, 2003, for a gross sale price of $40.1 million.

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

Newly Issued Accounting Standards

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, amending SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 provides three alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. Accordingly, we have provided the appropriate disclosure for this interim period in Note 2 (c) in the notes to the financial statements included in this Form 10-Q.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine whether the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any of our unconsolidated real estate joint ventures that may qualify as a VIE, provisions of this interpretation are effective for financial reports that contain interim periods beginning after June 15, 2003. We are currently assessing its investments in unconsolidated real estate joint ventures to determine the impact of any potential consolidation requirements in applying FIN No. 46.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. We are currently assessing the impact of SFAS No. 149 on our results of operations, financial position and liquidity.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the impact of SFAS No. 150 on our financial position.

Inflation

     Substantially all of our leases provide for separate property tax and operating expense escalations to tenants over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases to all of these expenses may be at least partially offset by these contractual rent increases.

Funds from Operations

     We believe that funds from operations, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, is an appropriate measure of performance for an equity REIT. The White Paper on Funds from Operations, approved by NAREIT in April 2002, defines funds from operations as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute funds from operations as net income available to common shareholders adjusted for sales of properties, real estate related depreciation and amortization, (gain) loss on early debt retirement, minority interest and recovery on insurance claims. In addition, we eliminate the effects of provision for loss on real estate and provision for and loss on investments because they are not representative of our real estate operations. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, investing activities and financing activities, it provides investors with an indication of the ability of a company to incur and service debt, to make capital expenditures and to fund other cash needs. Our computation of funds from operations may not be comparable to funds from operations reported by other REITs. Funds from operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

     The following table reflects the calculation of funds from operations for the three and six months ended June 30, 2003 and 2002:

	For the three months		For the six months
	ended June 30		ended June 30

	2003	2002	2003	2002

		(in thousands)
Net income available to common shareholders	$10,900	$36,673	$69,003	$82,255
Add/(deduct):
Gain on disposition of real estate	—	(4,013)	(11,351)	(4,013)
Loss on disposition of discontinued real estate	14,592	197	6,066	197
Gain on disposition and gain on early debt retirement in an unconsolidated real estate joint venture	—	—	(2,981)	—
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	50,066	45,150	100,550	88,410
Gain on early debt retirement	(3,620)	—	(3,363)	—
Minority interest	777	288	536	324
Recovery on insurance claims	(2,218)	—	(7,484)	—

Funds from operations available to common shareholders	$70,497	$78,295	$150,976	$167,173

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information about quantitative and qualitative disclosure about market risk is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk — Quantitative and Qualitative Information.”

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the company. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b)  Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During our financial reporting process for the year ended December 31, 2002, we identified an internal control deficiency in our consolidation process relating to the reconciliation of intercompany accounts, which our independent accountants deemed to be a “reportable condition” under standards established by the American Institute of Certified Public Accountants. We evaluated this matter and concluded that it has not had any material impact on our financial statements. We are developing procedures to address this deficiency, and anticipate that implementation of such procedures will be completed in 2003. Consistent with the provisions and spirit of the Sarbanes-Oxley Act and the rules and regulations of the SEC thereunder, we maintain a process of continuous review of our internal controls to improve and enhance them, with the assistance of both our internal audit staff and our independent accountants.

PART II — OTHER INFORMATION

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

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any securities in the six months ended June 30, 2003 that were not registered under the Securities Act.

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

During the period from May 8, 2002 to June 30, 2003, 59,400 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.

During the period from May 8, 2002 to June 30, 2003, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.

None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 29, 2003. At the annual meeting, our stockholders took the following actions:

(1)	Elected eight directors to serve until the 2004 Annual Meeting of Stockholders;

(2)	Ratified the re-appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003;

(3)	Approved the adoption of the Trizec Properties, Inc. 2002 Long Term Incentive Plan (formerly known as the 2002 Trizec Properties, Inc. Stock Option Plan) (amended and restated effective May 29, 2003); and

(4)	Approved the adoption of the Trizec Properties, Inc. 2003 Employee Stock Purchase Plan.

We had 150,029,664 shares of common stock outstanding as of April 1, 2003, the record date of the annual meeting. At the annual meeting, we had 141,821,417 shares of common stock present in person or represented by proxy with respect to the four proposals indicated above. We also had 100 shares of special voting stock present in person or represented by proxy with respect to the proposal to elect directors. The following sets forth detailed information regarding the results of the voting at the annual meeting:

Proposal 1. Election of eight directors

Name of Nominee	No. of Votes For	No. of Votes Withheld

Peter Munk	138,379,050	3,442,367
Timothy Callahan	140,788,347	1,033,070
Brian Mulroney	140,693,283	1,128,134
Glenn Rufrano	131,627,400	10,194,017
Richard Thomson	131,613,770	10,207,647
Polyvios Vintiadis	130,012,475	11,808,942
Stephen Volk	140,786,500	1,034,917
Casey Wold	140,789,103	1,032,314

In addition, all of the shares of our special voting stock were voted for the eight nominees listed above.

Proposal 2. Ratification of the re-appointment of independent auditors

No. of Votes For	No. of Votes Against	Abstentions

133,057,879	8,711,893	51,645

Proposal 3: Approval of the adoption of the Trizec Properties, Inc. 2002 Long Term Incentive Plan

No. of Votes For	No. of Votes Against	Abstentions

136,006,552	5,710,192	104,673

Proposal 4: Approval of the adoption of the Trizec Properties, Inc. 2003 Employee Stock Purchase Plan

No. of Votes For	No. of Votes Against	Abstentions

140,615,180	1,113,994	92,243

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

10.1	Trizec Properties, Inc. 2002 Long Term Incentive Plan (formerly known as the Trizec Properties, Inc. 2002 Stock Option Plan) (Amended and Restated effective May 29, 2003) (incorporated by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, File No. 333-87548).

10.2	Trizec Properties, Inc. 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Registration Statement on Form S-8, File No. 333-106514).

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

*	Filed or furnished, as applicable.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K on April 11, 2003 in which we filed under Item 5 of the Form a news release regarding the resignation of Joanne E. Ranger as our Senior Vice President and Chief Accounting Officer.

We furnished a current report on Form 8-K on May 8, 2003 under Item 12 of the Form pursuant to which we furnished an earnings release announcing financial results for the first quarter of 2003 and our Supplemental Operating and Financial Data for the first quarter of 2003.

We filed a current report on Form 8-K on May 20, 2003 in which we filed under Item 5 of the Form a news release regarding the appointment of Michael C. Colleran as our Executive Vice President and Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIZEC PROPERTIES, INC.

Date: August 12, 2003	By:	/s/ Michael C. Colleran Michael C. Colleran Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Trizec Properties, Inc. 2002 Long Term Incentive Plan (formerly known as the Trizec Properties, Inc. 2002 Stock Option Plan) (Amended and Restated effective May 29, 2003) (incorporated by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, File No. 333-87548).

10.2	Trizec Properties, Inc. 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Registration Statement on Form S-8, File No. 333-106514).

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

*	Filed or furnished, as applicable.