Form 10-Q
period 2003-09-30
TRIZEC PROPERTIES INC
filed 2003-11-12
CIK 1161935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission File Number: 001-16765

TRIZEC PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0387846

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

233 South Wacker Drive
Chicago, IL	60606

(Address of principal executive offices)	(Zip Code)

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
Yes [     ]     No [ X ]

As of November 7, 2003, 150,938,154 shares of common stock, par value $0.01 per share, were issued and outstanding.

Forward-Looking Statements

This Form 10-Q, including the discussion in “Part I — Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. These statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include those set forth in more detail in the Risk Factors section in our Form 10-K for the year ended December 31, 2002, in our Forms 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and in our Post-Effective Amendment No. 1 to Form S-11 on Form S-3 (Registration No. 333-84878) filed with the U.S. Securities and Exchange Commission.

Consolidated Balance Sheets (unaudited)

PART I — FINANCIAL STATEMENTS

Item 1. Financial Statements

	September 30	December 31
$ thousands, except share and per share amounts	2003	2002

Assets
Real estate	$5,153,043	$5,389,013
Less: accumulated depreciation	(643,828)	(565,350)

Real estate, net	4,509,215	4,823,663
Cash and cash equivalents	112,679	62,253
Escrows and restricted cash	38,621	46,798
Investment in unconsolidated real estate joint ventures	241,246	220,583
Investment in Sears Tower	—	23,600
Office tenant receivables, net	15,558	26,536
Other receivables, net	14,412	20,499
Deferred rent receivables, net	145,953	131,395
Deferred charges, net	125,200	141,407
Prepaid expenses and other assets	93,141	82,525

Total Assets	$5,296,025	$5,579,259

Liabilities and Stockholders’ Equity
Liabilities
Mortgage debt and other loans	$3,064,420	$3,345,238
Trade, construction and tenant improvements payables	42,019	53,816
Accrued interest expense	11,674	12,931
Accrued operating expenses and property taxes	83,225	92,901
Other accrued liabilities	87,218	83,419
Dividends payable	32,614	—
Taxes payable	60,979	109,949

Total Liabilities	3,382,149	3,698,254

Commitments and Contingencies
Minority Interest	3,316	2,540

Redeemable Stock	200	200

Stockholders’ Equity
Common Stock, 500,000,000 shares authorized at September 30, 2003 and December 31, 2002, $0.01 par value, 150,556,040 and 150,033,310 issued and 150,538,029 and 150,029,664 outstanding at September 30, 2003 and December 31, 2002, respectively	1,505	1,500
Additional paid in capital	2,187,616	2,181,958
Accumulated deficit	(248,096)	(285,482)
Treasury stock, at cost, 18,011 and 3,646 shares at September 30, 2003 and December 31, 2002, respectively	(237)	(40)
Unearned compensation	(4,111)	(3,593)
Accumulated other comprehensive loss	(26,317)	(16,078)

Total Stockholders’ Equity	1,910,360	1,878,265

Total Liabilities and Stockholders’ Equity	$5,296,025	$5,579,259

See accompanying notes to the financial statements.

Consolidated Statements of Operations (unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
$ thousands, except share and
per share amounts	2003	2002	2003	2002

Revenues
Rentals	$164,368	$174,193	$497,581	$510,827
Recoveries from tenants	27,426	30,862	84,594	85,684
Parking and other	23,787	26,228	70,977	77,183
Fee income	3,805	2,043	8,597	7,031
Interest and other	2,180	1,533	4,836	6,262

Total Revenues	221,566	234,859	666,585	686,987

Expenses
Operating	78,362	82,826	232,447	227,636
Property taxes	24,641	25,122	74,613	73,410
General and administrative	9,884	13,932	28,505	32,616
Interest	45,996	47,819	137,225	138,822
Depreciation and amortization	45,167	41,937	135,633	117,926
Stock option grant expense	306	2,779	840	4,781
Gain on early debt retirement	—	—	(3,363)	—
Provision for loss on real estate	—	199,455	—	199,455
Loss on and provision for loss on investment	15,303	48,292	15,303	48,292
Gain on lawsuit settlement	(26,709)	—	(26,709)	—

Total Expenses	192,950	462,162	594,494	842,938

Income (Loss) before Income Taxes, Minority Interest, Income (Loss) from Unconsolidated Real Estate Joint Ventures, Recovery on Insurance Claims, Discontinued Operations and Gain on Disposition of Real Estate	28,616	(227,303)	72,091	(155,951)
Benefit (Provision) for income and other corporate taxes, net	10,692	(1,334)	7,786	(4,100)
Minority interest	(240)	1,514	(776)	1,190
Income (Loss) from unconsolidated real estate joint ventures	4,359	(35,182)	17,974	(28,517)
Recovery on insurance claims	8	3,240	7,492	3,240

Income (Loss) from Continuing Operations	43,435	(259,065)	104,567	(184,138)
Discontinued Operations
Income from discontinued operations	1,281	1,197	5,026	5,013
Gain on disposition of discontinued real estate, net, and provision for loss on discontinued real estate	16,610	3,290	10,544	3,168

Income (Loss) Before Gain on Disposition of Real Estate	61,326	(254,578)	120,137	(175,957)
Gain on disposition of real estate	—	314	11,351	4,252

Net Income (Loss)	61,326	(254,264)	131,488	(171,705)

Special voting and Class F convertible stockholders’ dividends	(2,504)	(281)	(3,917)	(585)

Net Income (Loss) Available to Common Stockholders	$58,822	$(254,545)	$127,571	$(172,290)

See accompanying notes to the financial statements.

Consolidated Statements of Operations (unaudited)(Continued)

	For the three months ended September 30		For the nine months ended September 30
$ thousands, except share and
per share amounts	2003	2002	2003	2002

				Pro forma

Earnings per common share
Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.39	$(1.70)	$0.85	$(1.15)
Diluted	$0.39	$(1.70)	$0.85	$(1.15)
Weighted average shares outstanding
Basic	149,933,043	149,535,079	149,834,920	149,409,521
Diluted	150,521,687	149,535,079	150,058,224	149,409,521

See accompanying notes to financial statements.

Consolidated Statements of Comprehensive Income (unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30

$ thousands	2003	2002	2003	2002

Net income (loss)	$61,326	$(254,264)	$131,488	$(171,705)

Other comprehensive income (loss):
Unrealized gains (losses) on investments in securities:
Unrealized foreign currency exchange gains (losses) arising during the period	8	(191)	171	(129)
Unrealized holding losses arising during the period	—	(19,980)	—	(23,132)
Unrealized foreign currency exchange (loss) gain on foreign operations	(172)	(676)	1,903	704
Unrealized derivative gains (losses):
Effective portion of interest rate contracts	6,801	(10,456)	(8,876)	(15,585)
Settlement of forward rate contract	—	—	(3,437)	—

Total other comprehensive income (loss)	6,637	(31,303)	(10,239)	(38,142)

Net comprehensive income (loss)	$67,963	$(285,567)	$121,249	$(209,847)

See accompanying notes to the financial statements.

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended
	September 30

$ thousands	2003	2002

Cash Flows from Operating Activities
Net income (loss)	$131,488	$(171,705)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from unconsolidated real estate joint ventures	(17,974)	28,517
Distributions from unconsolidated real estate joint ventures	17,974	—
Depreciation and amortization expense (including discontinued operations)	138,329	126,279
Amortization of financing costs	6,887	6,156
(Gain) Loss on disposition of real estate (including discontinued operations)	(21,895)	192,035
Early debt retirement	(3,363)	—
Gain on lawsuit settlement	(26,709)	—
Minority interest	776	(1,190)
Deferred compensation	2,526	3,041
Compensation charge from net settlement of Warrants	2,080	—
Stock option grant expense	840	4,781
Loss on and provision for loss on investments	15,303	48,292
Changes in assets and liabilities:
Escrows and restricted cash	8,177	(25,684)
Office tenant receivables	10,978	8,685
Other receivables	5,775	(4,145)
Deferred rent receivables	(19,529)	(23,649)
Prepaid expenses and other assets	(19,668)	(26,704)
Accounts payable, accrued liabilities and other liabilities	(48,023)	(6,488)

Net cash provided by operating activities	183,972	158,221

Cash Flows from Investing Activities
Real estate:
Tenant improvements and capital expenditures	(68,143)	(68,227)
Tenant leasing costs	(16,597)	(18,473)
Dispositions	264,728	102,532
Development expenditures	(903)	(64,460)
Acquisitions	—	(68,517)
Purchase of minority interest	—	(82)
Unconsolidated real estate joint ventures:
Investments	(22,619)	(9,665)
Distributions	166	11,932

Net cash provided by (used in) investing activities	156,632	(114,960)

See accompanying notes to the financial statements.

Consolidated Statements of Cash Flows (unaudited) (Continued)

	For the nine months ended
	September 30

$ thousands	2003	2002

Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	85,862	97,169
Principal repayments	(112,260)	(87,813)
Repaid on dispositions	(106,755)	—
Draws on credit line	155,100	375,000
Paydowns on credit line	(245,100)	(105,000)
Development financing	—	65,087
Acquisition financing	—	4,000
Refinancing expenditures	(2,150)	(5,214)
Settlement of forward contracts	(3,437)	—
Net advance from parent company and affiliates	—	77,746
Issuance of common stock	50	1,966
Distribution of additional paid in capital	—	(486)
Dividends	(61,488)	(670,048)

Net cash used in financing activities	(290,178)	(247,593)

Net Increase (Decrease) in Cash and Cash Equivalents	50,426	(204,332)
Cash and Cash Equivalents, beginning of period	62,253	297,434

Cash and Cash Equivalents, end of period	$112,679	$93,102

Supplemental Cash Flow Disclosures:
Cash paid during the nine months for:
Interest	$130,984	$136,913

Interest capitalized to properties under development	$—	$2,145

Taxes	$54,974	$5,253

Non-cash investing and financing activities:
Forgiveness of debt upon conveyance of property	$17,896	$—

Dividends payable on common stock, special voting stock and Class F convertible stock	$32,614	$—

Mortgage debt assumed by purchasers on property dispositions	$25,594	$—

Non-cash issuance of restricted stock	$3,788	$—

Mortgage debt assumed upon obtaining control of joint venture investment	$—	$105,555

Transfer of joint venture interest to real estate upon obtaining control	$—	$13,514

Non-cash issuance of Class C Convertible Preferred Stock in exchange for other assets	$—	$355,190

Non-cash settlement of advance from parent in exchange for common stock of TREHI	$—	$236,619

Non-cash settlement of advance from parent in exchange for other assets	$—	$35,000

See accompanying notes to the financial statements.

Notes to the Financial Statements
$ thousands, except share and per share amounts

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Trizec Properties, Inc. (“Trizec Properties” or the “Corporation”, formerly known as TrizecHahn (USA) Corporation) is a corporation organized under the laws of the State of Delaware and is approximately 40% indirectly owned by Trizec Canada Inc. On February 14, 2002, the amended registration statement on Form 10 of Trizec Properties was declared effective by the Securities and Exchange Commission and, accordingly, Trizec Properties became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Trizec Properties had been a substantially wholly-owned subsidiary of TrizecHahn Corporation (“TrizecHahn”), an indirect wholly-owned subsidiary of Trizec Canada Inc. A plan of arrangement (the “Reorganization”) was approved by the TrizecHahn stockholders on April 23, 2002 and on May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties commenced regular trading on the New York Stock Exchange.

The accompanying interim financial statements include, on a consolidated (as of September 30, 2003 and December 31, 2002 and for the three months ended September 30, 2003 and 2002 and nine months ended September 30, 2003) and a combined consolidated basis (for the nine months ended September 30, 2002), the U.S. assets of TrizecHahn, substantially all of which are owned and operated by Trizec Properties and Trizec R & E Holdings, Inc. (“TREHI”, formerly known as TrizecHahn Developments Inc.), TrizecHahn’s two primary U.S. operating and development companies prior to March 14, 2002. As described in Note 14 of the Corporation’s annual report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”), on March 14, 2002, TREHI was contributed to Trizec Properties. Prior to March 14, 2002, TREHI was a wholly-owned subsidiary of TrizecHahn. Accordingly, the organization presented in these financial statements was not a legal entity for the entire nine month period ended September 30, 2002.

The Corporation operated as a separate stand alone entity prior to the Reorganization date and, as such, no additional expenses incurred by TrizecHahn or its related entities were, in management’s view, necessary to be allocated to the Corporation for the periods prior to the Reorganization. However, the financial results prior to the Reorganization are not necessarily indicative of future operating results and no adjustments have been made to reflect possible incremental changes to the cost structure as a result of the Reorganization. The incremental charges include, but are not limited to, additional senior management compensation expense to supplement the existing senior management team and internal and external public company corporate compliance costs.

The Corporation operates primarily in the U.S. where it owns, manages and develops office buildings and mixed-use properties. At September 30, 2003, the Corporation had ownership interests in a high-quality portfolio of 66 U.S. office properties concentrated in the metropolitan areas of seven major U.S. cities. In addition, the Corporation owns two retail/entertainment projects. At the end of 2000, Trizec Properties decided that it would elect to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the “Code”), commencing in 2001.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying interim financial statements for the nine month period ended September 30, 2002 include the combined accounts of Trizec Properties and TREHI and of all subsidiaries in which they have a controlling interest. Prior to the contribution of TREHI to Trizec Properties, both Trizec Properties and TREHI were indirect wholly-owned subsidiaries under the common control of TrizecHahn. The accompanying interim financial statements have been presented using TrizecHahn’s historical cost basis. All significant intercompany balances and transactions have been eliminated.

For presentation purposes, the Corporation refers to and describes the accompanying financial statements for the nine month period ended September 30, 2002 as consolidated.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto contained in the 2002 Form 10-K.

c.	Stock Based Compensation

Effective July 1, 2003, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure”. The Corporation is applying the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee stock options granted after December 31, 2002. For employee stock option grants accounted for under SFAS No. 123, compensation cost is measured as the fair value of the stock option at the date of grant. This compensation cost is charged to earnings over the vesting period. For stock options issued prior to January 1, 2003, the Corporation will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB No. 25”). For employee stock option grants accounted for under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation’s common stock at the date of grant over the exercise price of the options granted. This compensation cost, if any, is charged to earnings over the vesting period. Except as detailed in Note 16 (a) of the 2002 Form 10-K with respect to options that were granted in connection with the Reorganization, the Corporation’s policy is to grant options with an exercise price equal to the quoted market price of the Corporation’s common stock. Stock option grant expense of $306 and $2,779 was recognized for the three months ended September 30, 2003 and 2002, respectively. Stock option grant expense of $840 and $4,781 was recognized for the nine months ended September 30, 2003 and 2002, respectively.

The following reconciles net income (loss) available to common stockholders to pro forma net income (loss) available to common stockholders as if the fair value based method of accounting for employee stock options as prescribed under the provisions of SFAS No. 123 had been applied to all outstanding and unvested employee stock options, and presents reported earnings per share (“EPS”) and pro forma EPS.

Notes to the Financial Statements
$ thousands, except share and per share amounts

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

c.	Stock Based Compensation (Cont’d)

	For the three months ended		For the nine months ended
	September 30		September 30

	2003	2002	2003	2002

Net income (loss) available to common stockholders, as reported	$58,822	$(254,545)	$127,571	$(172,290)
Add back:
Stock option grant expense, as reported	306	2,779	840	4,781
Deduct:
Stock option grant expense, pro forma	(815)	(1,901)	(2,598)	(10,165)

Net income (loss) available to common stockholders, pro forma	$58,313	$(253,667)	$125,813	$(177,674)

				Pro forma

Net income available to common stockholders per share:
Basic, as reported	$0.39	$(1.70)	$0.85	$(1.15)

Basic, pro forma	$0.39	$(1.70)	$0.84	$(1.19)

Diluted, as reported	$0.39	$(1.70)	$0.85	$(1.15)

Diluted, pro forma	$0.39	$(1.70)	$0.84	$(1.19)

d.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine whether the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any of the Corporation’s unconsolidated real estate joint ventures that may qualify as a VIE, provisions of this interpretation were originally to be effective for financial reports that contain interim periods beginning after June 15, 2003. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” (“FSP FIN 46-6”). The provisions of FSP FIN 46-6 defer the effective date for applying the provisions of FIN No. 46 to an interest held in a VIE or a potential VIE until the end of the first interim or annual period ending after December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31) if (1) the VIE was created before February 1, 2003 and (2) the public entity has not issued financial statements reporting the VIE in accordance with FIN No. 46, other than the disclosures required by paragraph 26 of FIN No. 46. The Corporation has elected to defer the implementation of FIN No. 46 in accordance with FSP FIN 46-6 and is currently assessing its investments in unconsolidated real estate joint ventures to determine the impact of any potential consolidation requirements in applying FIN No. 46.

Notes to the Financial Statements
$ thousands, except share and per share amounts

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

d.	Recent Accounting Pronouncements (Cont’d)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. SFAS No. 149 does not impact the Corporation’s results of operations, financial position or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB elected to defer the provisions of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests. The FASB’s decisions with respect to the deferral, early adoption, and restatement will likely be issued in conjunction with the finalization of the proposed FASB Staff Position 150-c, “Effective Date and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities of SFAS No. 150”. SFAS No. 150 does not impact the Corporation’s results of operations, financial position or liquidity.

e.	Reclassifications

Certain reclassifications of prior period amounts have been made to the consolidated balance sheet and consolidated statements of operations, including the effects of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. These reclassifications have been made in the financial statements to conform to the 2003 presentation. These reclassifications have not changed the Corporation’s financial position as of December 31, 2002 or consolidated results of operations for the three months or nine months ended September 30, 2002.

Notes to the Financial Statements
$ thousands, except share and per share amounts

3.	REAL ESTATE

The Corporation’s investment in real estate is comprised of:

	September 30	December 31
	2003	2002

Properties
Held for the long term, net	$4,440,007	$4,650,219
Held for disposition, net	69,208	173,444

	$4,509,215	$4,823,663

a.	Properties — Held for the Long Term

	September 30	December 31
	2003	2002

Rental properties
Land	$577,055	$604,156
Buildings and improvements	4,105,022	4,213,380
Tenant improvements	353,513	347,346
Furniture, fixtures and equipment	13,863	13,060

	5,049,453	5,177,942
Less: accumulated depreciation	(634,656)	(552,933)

	4,414,797	4,625,009
Properties held for development	25,210	25,210

	$4,440,007	$4,650,219

b.	Properties — Held for Disposition

	September 30	December 31
	2003	2002

Rental properties, net	$56,777	$159,738
Properties held for development	12,431	13,706

	$69,208	$173,444

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

Properties held for disposition at December 31, 2001, included three retail/entertainment properties, three technology center development properties, two non-core office properties and certain retail non-operating assets. During the year ended December 31, 2002, two of the retail/entertainment properties and one of the technology properties were reclassified to properties held for the long term, and the two non-core office properties, two of the technology properties and the retail non-operating assets were sold. In addition, the Corporation acquired 151 Front Street from TrizecHahn which had been designated as held for disposition in accordance with SFAS No. 121. As a result, at December 31, 2002, one retail/entertainment property and 151 Front Street remained as held for disposition in accordance with SFAS No. 121 with the results of operations included in continuing operations. During the three months ended March 31, 2003, the retail/entertainment property was sold. Therefore, 151 Front Street remains as the sole property held for disposition in accordance with SFAS No. 121 at September 30, 2003.

Notes to the Financial Statements
$ thousands, except share and per share amounts

3.	REAL ESTATE (CONT’D)

b.	(i) Properties — Held for disposition (Cont’d)

The results of operations for 151 Front Street and the other properties that had been designated as held for disposition in accordance with SFAS No. 121 and were sold during 2002 or during the nine months ended September 30, 2003 are included, through the date of sale, in revenue and expenses of the Corporation. The following summarizes the condensed results of operations for these properties.

	For the three months ended		For the nine months ended
	September 30		September 30

	2003	2002	2003	2002

Rentals	$2,342	$6,691	$7,664	$17,641
Interest	2	35	7	112

Total revenue	2,344	6,726	7,671	17,753
Operating expenses	953	1,731	3,556	5,064
Property taxes	437	717	1,274	1,570
Interest expense	341	1,219	1,086	2,913
Depreciation and amortization	—	—	—	65

Net income	$613	$3,059	$1,755	$8,141

(ii)	Subsequent to January 1, 2002, the Corporation designated five office properties as held for disposition pursuant to SFAS No. 144. During 2002, three of these office properties were sold, and at December 31, 2002, two of the office properties remained as held for disposition. During the first quarter of 2003 these two office properties were sold and one additional office property located in West Palm Beach, Florida was designated as held for disposition pursuant to SFAS No. 144. During the second quarter of 2003, one additional office property located in Memphis, Tennessee was designated as held for disposition pursuant to SFAS No. 144. During the second quarter of 2003, the Corporation recognized a provision for loss on disposition on discontinued real estate of approximately $14,592 relating to such office property, which is included in loss on disposition of discontinued real estate. The fair value was determined by a contract price less transaction costs. During the third quarter of 2003, the office property located in Memphis, Tennessee and the office property located in West Palm Beach, Florida were sold and one additional office property located in Minneapolis, Minnesota was designated as held for disposition pursuant to SFAS No. 144. During the third quarter of 2003, the Corporation recognized a provision for loss on disposition on discontinued real estate of approximately $3,572 relating to the office property located in Minneapolis, Minnesota, which is included in loss on disposition of discontinued real estate. The fair value was determined by a contract price less transaction costs. As a result, one office property remains as held for disposition in accordance with SFAS No. 144 at September 30, 2003.

Notes to the Financial Statements
$ thousands, except share and per share amounts

3.	REAL ESTATE (CONT’D)

b.	(ii) Properties — Held for disposition (Cont’d)

Accordingly, the results of operations, through the date of sale, and the gains on disposition for these seven sold office properties, as well as the remaining office property designated as held for disposition in accordance with SFAS No. 144, for all periods presented, have been reported as discontinued operations. The following summarizes the condensed results of operations for these properties, excluding the gain on disposition.

	For the three months ended		For the nine months ended
	September 30		September 30

	2003	2002	2003	2002

Rentals	$4,651	$10,510	$20,424	$33,481
Interest	6	25	19	92

Total revenue	4,657	10,535	20,443	33,573
Operating expenses	1,670	3,439	6,992	10,596
Property taxes	711	1,305	2,745	4,077
Interest expense	625	1,796	2,984	5,520
Depreciation and amortization	370	2,798	2,696	8,367

Income from discontinued operations	$1,281	$1,197	$5,026	$5,013

c.	Gain on Disposition of Real Estate During the Nine Months Ended September 30, 2003 Under Transition Rules of SFAS No. 144

Date			Rentable	Net Sales	Gain
Sold	Property	Location	Sq.ft.	Price	On Sale

January 15	Paseo Colorado	Pasadena, CA	410,000	$111,402	$13,605

				$111,402	$13,605

d.	Gain (Loss) on Disposition of Discontinued Real Estate During the Nine Months Ended September 30, 2003 Designated as Held for Sale Pursuant to SFAS No. 144

Date			Rentable	Net Sales	Gain/(Loss)
Sold	Property	Location	Sq.ft.	Price	On Sale

February 25	Goddard Corporate Park	Lanham, MD	203,000	$17,919	$(886)
March 14	Rosslyn Gateway	Arlington, VA	253,000	53,911	9,412
August 6	Clark Tower	Memphis, TN	650,000	38,907	59
September 25	Esperante Office Building	W. Palm Beach, FL	248,000	59,886	19,057

				170,623	27,642
	Provision for loss on real estate			—	(18,164)
	Tax benefit related to sales, net			—	1,066

				$170,623	$10,544

At June 30, 2003, the fair value less selling costs of an office property held for disposition, located in Memphis, Tennessee, was approximately $14,592 less than the carrying value of the property. At September 30, 2003, the fair value less selling costs of an office property held for disposition, located in Minneapolis, Minnesota, was approximately $3,572 less than the carrying value of the property.

Notes to the Financial Statements
$ thousands, except share and per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES

The Corporation participates in unconsolidated real estate joint ventures in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.

a.	The following is a summary of the Corporation’s ownership in unconsolidated real estate joint ventures at September 30, 2003 and December 31, 2002:

		Economic Interest[1]

		September 30	December 31
Entity[3]	Property and Location	2003	2002

Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, LP	Bank One Center, Dallas, TX	50%	50%
Trizec New Center Development Associates (a Partnership)	New Center One, Detroit, MI2	—	67%
1114 TrizecHahn-Swig, L.L.C	The Grace Building, New York, NY	50%	50%
1411 TrizecHahn-Swig, L.L.C	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig L.L.C./ 1460 Fee TrizecHahn Swig L.L.C	1460 Broadway, New York, NY	50%	50%
TrizecHahn Waterview LP	Waterview Development, Arlington, VA	80%	80%
TrizecHahn Hollywood Hotel L.L.C	Hollywood & Highland Hotel, Los Angeles, CA	91.5%	91.5%

[1]	The amounts shown above approximate the Corporation’s economic ownership interest for the periods presented. Cash flow from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

[2]	This property was sold on February 25, 2003.

[3]	The Corporation is reviewing these investments in order to assess the impact of any potential consolidation requirements in applying FIN No. 46 (see Note 2 (d)) for reporting periods ending after December 15, 2003.

b.	Unconsolidated Real Estate Joint Venture Financial Information

The following represents combined summarized financial information of the Corporation’s unconsolidated real estate joint ventures:

Balance Sheet Information

	September 30	December 31
	2003	2002

Assets
Real estate, net	$714,156	$723,426
Other assets	185,278	153,055

Total assets	$899,434	$876,481

Liabilities and equity
Mortgage debt and other loans	$541,828	$585,633
Other liabilities	74,441	37,153
Partners’ equity	283,165	253,695

Total liabilities and equity	$899,434	$876,481

Corporation’s share of equity	$241,246	$220,583

Corporation’s share of mortgage debt	$311,838	$343,662

Notes to the Financial Statements
$ thousands, except share and per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES (CONT’D)

b.	Unconsolidated Real Estate Joint Venture Financial Information

Income Statement Information

	For the three months ended		For the nine months ended
	September 30		September 30

	2003	2002	2003	2002

Revenues
Rentals	$52,465	$48,812	$156,892	$154,812
Interest	111	274	476	884

Total revenues	52,576	49,086	157,368	155,696

Expenses
Operating and other	25,489	23,136	73,559	74,208
Interest	9,178	10,066	28,048	33,092
Depreciation and amortization	7,342	7,465	21,137	24,109

Total expenses	42,009	40,667	122,744	131,409

Income before provision for loss on real estate	10,567	8,419	34,624	24,287
Gain on early debt retirement	—	—	4,125	—
(Loss) gain on disposition of real estate and provision for loss on real estate	—	(38,800)	611	(38,800)

Net income (loss)	$10,567	$(30,381)	$39,360	$(14,513)

Corporation’s share of net income (loss)	$4,359	$(35,182)	$17,974	$(28,517)

Included in rentals for the nine months ended September 30, 2003 is a termination fee of approximately $5.5 million received from General Motors Corporation, which occupied the majority of New Center One and also was our joint venture partner through one of its affiliates, New-Cen Commercial Corporation.

c.	Liability for Obligations of Partners

The Corporation is contingently liable for certain obligations of its unconsolidated real estate joint ventures. All of the assets of the unconsolidated real estate joint ventures are available for the purpose of satisfying such obligations. The Corporation had guaranteed or was otherwise contingently liable for approximately $78,000 at September 30, 2003 (December 31, 2002 — $100,867) representing recourse property debt.

Notes to the Financial Statements
$ thousands, except share and per share amounts

5.	INVESTMENT IN SEARS TOWER

Mortgage Receivable

On December 3, 1997, the Corporation purchased a subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois, for $70,000 (the “Subordinated Mortgage”) and became the residual beneficiary of the trust that holds title to the Sears Tower. The outstanding balance of the Subordinated Mortgage, including accrued interest, was $294,000 at acquisition. At December 31, 2002, the Sears Tower was held by a trust established for the benefit of an affiliate of Sears, Roebuck and Co. (“Sears”). The trust had a scheduled termination date of January 1, 2003, at which time the assets of the trust, subject to a participating first mortgage, were to be distributed to the Corporation as the residual beneficiary. The Subordinated Mortgage was subordinate to an existing non-recourse participating first mortgage (the “First Mortgage”).

The Subordinated Mortgage held by the Corporation, which was to mature in July 2010, had certain participation rights to the extent of available cash flow. Since acquisition, the Corporation had not been accruing interest income on the Subordinated Mortgage due to the uncertainty regarding ultimate collectibility of accrued interest. In 2002, a loss provision of approximately $48,292 was recorded to reduce the carrying value of the Corporation’s investment in the Sears Tower to its estimated fair value of approximately $23,600.

On August 28, 2003, the Corporation sold its interest in the Subordinated Mortgage to Metropolitan Life Insurance Company, the holder of the First Mortgage, for approximately $9,000. During the third quarter of 2003, the Corporation recognized a loss on the sale of its interest in the Subordinated Mortgage to Metropolitan Life Insurance Company of approximately $15,303. In addition, the Corporation recognized a tax benefit related to this transaction of approximately $12,000 which is included in benefit (provision) for income and other corporate taxes. Metropolitan Life Insurance Company has retained the Corporation as leasing and management agent for the Sears Tower on a third-party basis.

6.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY

	Properties Held for
	the Long Term		Properties Held for Disposition		Total Debt

	Weighted average		Weighted average		Weighted average		Weighted average
	interest rates at	September 30,	interest rates at	September 30,	interest rates at	September 30,	interest rates at	Dec. 31,
	Sept. 30, 2003	2003	Sept. 30, 2003	2003	Sept. 30, 2003	2003	Dec. 31, 2002	2002

Collateralized property loans:
At fixed rates	6.02%	$2,618,410	6.76%	$13,694	6.02%	$2,632,104	6.75%	$2,152,194
At variable rates (subject to interest rate caps)	3.75%	120,000	—	—	3.75%	120,000	4.17%	120,000
At variable rates	3.12%	238,762	3.06%	28,969	3.16%	267,731	2.84%	1,013,018
Other loans	3.29%	44,585	—	—	3.29%	44,585	5.77%	60,026

	5.66%	$3,021,757	4.25%	$42,663	5.64%	$3,064,420	5.45%	$3,345,238

In the table above, the Corporation’s mortgage debt and other loans have been presented on a basis consistent with the classification of the underlying collateralized properties, by properties held for the long term or held for disposition. Certain of the Corporation’s loans are cross-collateralized with, or subject to cross-default or cross-acceleration provisions in, other loans.

Notes to the Financial Statements
$ thousands, except share and per share amounts

6.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY (CONT’D)

a.	Collateralized Property Loans

Property loans are collateralized by deeds of trust or mortgages on properties and mature at various dates between February 2004 and June 2013.

At September 30, 2003 and December 31, 2002, the Corporation had fixed the interest rates on $150 million of the debt classified as fixed in the above table, by way of interest rate swap contracts with a weighted average interest rate of 6.02% and maturing on March 15, 2008. The cost to unwind these interest rate swap contracts is approximately $11.9 million at September 30, 2003 (December 31, 2002 — $18.5 million).

In January 2003, the Corporation entered into interest rate swap contracts to fix the LIBOR interest rate on $500 million of variable rate debt effective July 1, 2003 with a weighted average interest rate of 2.61% plus various spreads and maturing between July 1, 2005 and January 1, 2006. At September 30, 2003, the $500 million of debt is classified as fixed in the above table. The cost to unwind these interest rate swap contracts is approximately $9.1 million at September 30, 2003 (December 31, 2002 — not applicable).

During the first quarter of 2003, the lender for the Corporation’s remaining technology property forwarded a notice of default related to debt service on the $17.9 million construction facility. On June 30, 2003, the Corporation conveyed title for such property to the lender and is no longer obligated to the lender under the $17.9 million construction facility. In addition, the Corporation remitted approximately $475 to the lender in full satisfaction of any amounts owed to the lender related to the construction facility. On June 30, 2003, the Corporation recorded a gain on early debt retirement of approximately $3,620 related to this transaction. This loan was not cross-defaulted to any other of the Corporation’s loans and was scheduled to mature in October 2003.

In June 2003, the Corporation refinanced the $55.1 million variable rate development loan on One Alliance Center in Atlanta, Georgia, which was scheduled to mature in October 2003, with a $70.0 million, 4.78% fixed rate mortgage that matures in June 2013. In May 2003, the Corporation, through a third party, arranged to set a maximum rate on this loan through a forward rate agreement. Upon closing of this loan, the Corporation paid approximately $3,437 in settlement of this forward rate agreement, which the Corporation has recorded in other comprehensive income. The amount paid on settlement will be amortized into interest expense over the life of the loan.

b.	Line of Credit

At September 30, 2003, the amount eligible to be borrowed under the Corporation’s line of credit was approximately $179.7 million, none of which was outstanding.

7.	STOCKHOLDERS’ EQUITY

a.	Dividends

On March 18, 2003, the Corporation declared a quarterly dividend of $0.20 per common share, payable on April 15, 2003, to the holders of record at the close of business on March 31, 2003. On June 17, 2003, the Corporation declared a quarterly dividend of $0.20 per common share, payable on July 15, 2003, to the holders of record at the close of business on June 30, 2003. On September 16, 2003, the Corporation declared a quarterly dividend of $0.20 per common share, payable on October 15, 2003, to the holders of record at the close of business on September 30, 2003. The dividends paid on April 15, 2003, July 15, 2003 and October 15, 2003 totaled approximately $30,006, $30,071 and $30,107, respectively.

On March 18, 2003, the Corporation declared an aggregate dividend of approximately $6 for the Class F convertible stock, payable on April 15, 2003. The Corporation accrued an additional aggregate dividend of approximately $1 on March 31, 2003, June 30, 2003 and September 30, 2003, respectively.

Notes to the Financial Statements
$ thousands, except share and per share amounts

7.	STOCKHOLDERS’ EQUITY (CONT’D)

a.	Dividends (Cont’d)

On March 18, 2003, the Corporation declared an aggregate dividend of approximately $776 for the special voting stock, payable on April 15, 2003. On June 17, 2003, the Corporation declared an aggregate dividend of approximately $629 for the special voting stock, payable on July 15, 2003. On September 16, 2003, the Corporation declared an aggregate dividend of approximately $2,504 for the special voting stock, payable on October 15, 2003.

b.	Stock Options

During the nine months ended September 30, 2003, the Corporation granted 2,297,500 non-qualified stock options to certain employees. The non-qualified stock options granted vest over three years, have a strike price of $8.61-$10.98 per share and expire ten years from date of grant.

c.	Restricted Stock

During the nine months ended September 30, 2003, the Corporation awarded 172,500 shares of restricted common stock to certain employees. These shares of restricted common stock had a fair value of approximately $1,894 on the date of grant. The restricted stock vests over five years. Compensation expense will be charged to earnings over the vesting period.

During the nine months ended September 30, 2003, the Corporation awarded 172,500 shares of performance based restricted common stock to certain employees. These shares of performance based restricted common stock had a fair value of approximately $1,894 on the date of grant. The performance based restricted stock vests over periods from one to five years provided that specific performance objectives are achieved. Compensation expense will be charged to earnings over the vesting period.

8.	LAWSUIT SETTLEMENT

In July 2003, the Corporation reached an agreement in which the Corporation agreed to end all litigation and resolve all standing disputes concerning the development and subsequent bankruptcy of the hotel and casino adjacent to our Desert Passage project. In exchange for the Corporation’s agreement to end the development litigation and the Corporation’s agreement to permit and assist in the re-theming of the hotel and casino complex, the other parties to the litigation have agreed to dismiss all claims against the Corporation. This settlement agreement was approved by the United States Bankruptcy Court for the District of Nevada in August 2003. In the third quarter of 2003, the Corporation recognized a gain on lawsuit settlement of approximately $26,709 comprised primarily of the forgiveness of debt.

9.	EARNINGS PER SHARE

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

Basic and diluted earnings per share of common stock for the nine month period ended September 30, 2002 has been computed as if the 149,849,246 shares of common stock and 17,141,350 stock options and warrants had been issued and outstanding as of the beginning of the period. All Trizec Properties common stock equivalents were considered for the purpose of determining dilutive shares outstanding. The Corporation used the average daily trading price from May 8, 2002 through September 30, 2002 to determine the dilutive effect. Therefore, basic and diluted earnings per share of common stock are referred to as pro forma for the nine months ended September 30, 2002.

Notes to the Financial Statements
$ thousands, except share and per share amounts

9.	EARNINGS PER SHARE (CONT’D)

For the three and nine month periods ended September 30, 2002, 8,692,432 stock options and 8,442,018 warrants were not included in the computation of diluted net loss available to common stockholders per share, as they would have had an anti-dilutive effect. For the three months ended September 30, 2002, the dilutive shares were calculated based on $13.02 per share, which represents the average daily trading price for the three month period ended September 30, 2002. For the nine month period ended September 30, 2002, dilutive shares were calculated based on $14.41 per share, which represents the average daily trading price from May 8, 2002 through September 30, 2002.

For the three month period ended September 30, 2003, dilutive shares outstanding were increased by 588,644 shares in respect of stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 7,618,846 stock options, 4,733,405 warrants and 318,060 shares of restricted stock. The dilutive shares were calculated based on $11.91 per share, which represents the average daily trading price for the three month period ended September 30, 2003.

For the nine month period ended September 30, 2003, dilutive shares outstanding were increased by 223,304 shares in respect of stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 8,620,433 stock options, 5,966,918 warrants and 345,000 shares of restricted stock. The dilutive shares were calculated based on $10.39 per share, which represents the average daily trading price for the nine month period ended September 30, 2003.

Notes to the Financial Statements
$ thousands, except share and per share amounts

9.	EARNINGS PER SHARE (CONT’D)

	For the three months ended		For the nine months ended
	September 30		September 30

	2003	2002	2003	2002

Income (Loss) from continuing operations	$43,435	$(259,065)	$104,567	$(184,138)
Gain on disposition of real estate	—	314	11,351	4,252
Less: Special voting and Class F convertible stockholders dividends	(2,504)	(281)	(3,917)	(585)

Income (Loss) from Continuing Operations Available to Common Stockholders	40,931	(259,032)	112,001	(180,471)
Discontinued operations	17,891	4,487	15,570	8,181

Net Income (Loss) Available to Common Stockholders	$58,822	$(254,545)	$127,571	$(172,290)

				Pro forma

Basic Earnings per Common Share
Income (Loss) from continuing operations available to common stockholders	$0.27	$(1.73)	$0.75	$(1.21)
Discontinued operations	0.12	0.03	0.10	0.06

Net Income (Loss) Available to Common Stockholders	$0.39	$(1.70)	$0.85	$(1.15)

				Pro forma

Diluted Earnings per Common Share
Income (Loss) from continuing operations available to common stockholders	$0.27	$(1.73)	$0.75	$(1.21)
Discontinued operations	0.12	0.03	0.10	0.06

Net Income (Loss) Available to Common Stockholders	$0.39	$(1.70)	$0.85	$(1.15)

				Pro forma

Weighted average shares outstanding
Basic	149,933,043	149,535,079	149,834,920	149,409,521

Diluted	150,521,687	149,535,079	150,058,224	149,409,521

Notes to the Financial Statements
$ thousands, except share and per share amounts

10.	CONTINGENCIES

a.	Litigation

The Corporation is contingently liable with respect to litigation and claims that arise from time to time. While the final outcome with respect to claims and litigation pending at September 30, 2003, cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

b.	Concentration of Credit Risk

The Corporation maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not significant.

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

Asbestos-containing material (“ACM”) is present in some of the Corporation’s properties. Environmental laws govern the presence, maintenance and removal of asbestos. The Corporation believes that it manages ACM in accordance with applicable laws and plans to continue managing ACM as appropriate and in accordance with applicable laws and believes that the cost to do so will not be material.

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

The Corporation carries insurance on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Corporation believes all of its properties are adequately insured. The property insurance that has been maintained historically has been on an “all risk” basis, which until 2003 included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their “all risk” policies. As a result, the Corporation’s “all risk” insurance coverage currently contains specific exclusions for losses attributable to acts of terrorism. In light of this development, for 2003, the Corporation purchased stand-alone terrorism insurance on a portfolio-wide basis with annual aggregate limits that it considers commercially reasonable, considering the availability and cost of such coverage. The Corporation’s current terrorism coverage carries an aggregate limit of $250 million on a portfolio-wide basis. Since the limit with respect to the Corporation’s portfolio may be less than the value of the affected properties, terrorist acts could result in property damage in excess of the current coverage, which could result in significant losses to the Corporation due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstance could have a material adverse effect on the financial condition and results of operations of the Corporation.

The Federal Terrorism Risk Insurance Act, enacted in November 2002, requires regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) under property insurance policies, but the Corporation cannot currently anticipate whether the scope and cost of such coverage will compare favorably to stand-alone terrorism insurance and, thus, whether it will be commercially reasonable for the Corporation to change its coverage for acts of terrorism going forward.

The Corporation has received notices to the effect that its insurance coverage against acts of terrorism may not comply with loan covenants under certain debt agreements. The Corporation has reviewed its coverage and believes that it complies with these documents and its insurance coverage adequately protects the lenders’ interests. The Corporation has initiated discussions with these lenders and will do so with any others who take a similar position, to satisfy their concerns and assure that their interests and the interests of the Corporation are adequately protected. If a lender takes the position that the insurance coverage is not in compliance with covenants in a debt agreement, the Corporation could be deemed to be in default under the agreement. Alternately, the Corporation may be required to obtain additional insurance to comply with the covenants. To the extent that the Corporation is unable to pass the costs of any additional insurance on to tenants, these costs may have an adverse affect on the Corporation’s cash flows and operating results. If the Corporation does pass the additional costs on to tenants, the resulting increased rents may adversely affect the marketability of lease space in its properties. Additionally, in the future, the Corporation’s ability to obtain debt financing, or the terms of such financing, may be adversely affected if lenders insist upon additional requirements or greater insurance coverage against acts of terrorism than may be available to the Corporation in the marketplace at rates or on terms that are commercially reasonable.

The Corporation will continue to monitor the state of the insurance market, but it does not currently expect that coverage for acts of terrorism on terms comparable to pre-2002 policies will become available on commercially reasonable terms.

The Corporation has earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to deductibles that the Corporation believes are commercially reasonable. However, the amount of earthquake insurance coverage may not be sufficient to cover all losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amounts of the third party earthquake insurance the Corporation may be able to purchase on commercially reasonable terms may be reduced. In addition, the Corporation may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Corporation’s estimation of the value of the coverage.

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

11.	SEGMENTED INFORMATION

The Corporation has determined that its reportable segments are those that are based on the Corporation’s method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan areas for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington D.C. and secondary markets. A separate management group heads the retail/entertainment development segment. The Corporation primarily evaluates operating performance based on internal property operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes including properties that have been designated as held for disposition and reported as discontinued operations. Of the eight properties reported as discontinued operations, one is in Dallas, one is in Los Angeles, three are in Washington, D.C. and three are in the secondary markets of West Palm Beach, Florida, Memphis, Tennessee, and Minneapolis, Minnesota, respectively. Internal property operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 from the 2002 Form 10-K, Significant Accounting Policies, except that real estate operations conducted through joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level. Asset information by reportable segment is not reported since the Corporation does not use this measure to assess performance; therefore, the depreciation and amortization expenses are not allocated among segments.

The following presents internal property operating income by reportable segment for the three and nine months ended September 30, 2003 and 2002.

Notes to the Financial Statements
$ thousands, except share and per share amounts

11.	SEGMENTED INFORMATION (CONT’D)

For the three months ended September 30, 2003 and 2002

	Office Properties

	Atlanta		Chicago		Dallas		Houston		Los Angeles

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Property operations
Total property revenue	$21,934	$21,398	$17,478	$16,823	$21,991	$24,768	$29,310	$30,376	$16,418	$17,502
Total property expense	(8,644)	(8,517)	(8,424)	(8,146)	(12,770)	(13,796)	(12,585)	(13,357)	(7,499)	(7,784)

Internal property operating income	$13,290	$12,881	$9,054	$8,677	$9,221	$10,972	$16,725	$17,019	$8,919	$9,718

	Office Properties (Cont’d)

	New York		Washington D.C.		Secondary Markets		Total Office		Retail		Total

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Property operations
Total property revenue	$51,501	$48,787	$27,917	$31,756	$47,261	$50,531	$233,810	$241,941	$18,547	$28,222	$252,357	$270,163
Total property expense	(24,396)	(20,438)	(11,630)	(12,249)	(19,865)	(23,661)	(105,813)	(107,948)	(14,233)	(17,795)	(120,046)	(125,743)

Internal property operating income	$27,105	$28,349	$16,287	$19,507	$27,396	$26,870	$127,997	$133,993	$4,314	$10,427	$132,311	$144,420

Notes to the Financial Statements
$ thousands, except share and per share amounts

11.	SEGMENTED INFORMATION (CONT’D)

For the nine months ended September 30, 2003 and 2002

	Office Properties

	Atlanta		Chicago		Dallas		Houston		Los Angeles

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Property operations
Total property revenue	$65,734	$62,691	$52,499	$50,782	$66,851	$73,984	$91,251	$90,131	$48,603	$41,681
Total property expense	(27,302)	(24,238)	(24,837)	(23,261)	(37,995)	(40,566)	(40,006)	(39,861)	(21,509)	(17,523)

Internal property operating income	$38,432	$38,453	$27,662	$27,521	$28,856	$33,418	$51,245	$50,270	$27,094	$24,158

	Office Properties (Cont’d)

	New York		Washington D.C.		Secondary Markets		Total Office		Retail		Total

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Property operations
Total property revenue	$151,782	$146,659	$86,495	$96,035	$146,175	$152,876	$709,390	$714,839	$57,872	$79,449	$767,262	$794,288
Total property expense	(65,354)	(58,743)	(34,050)	(35,887)	(64,419)	(67,344)	(315,472)	(307,423)	(43,712)	(48,355)	(359,184)	(355,778)

Internal property operating income	$86,428	$87,916	$52,445	$60,148	$81,756	$85,532	$393,918	$407,416	$14,160	$31,094	$408,078	$438,510

Notes to the Financial Statements
$ thousands, except share and per share amounts

11.	SEGMENTED INFORMATION (CONT’D)

The following is a reconciliation of internal property operating income to income from continuing operations.

	For the three months		For the nine months ended
	ended September 30		September 30

	2003	2002	2003	2002

Internal property revenue	$252,357	$270,163	$767,262	$794,288
Less: Real estate joint venture property revenue	(28,320)	(26,327)	(85,089)	(80,082)
Less: Discontinued operations	(4,651)	(10,510)	(20,424)	(33,481)
Interest income and other income	2,180	1,533	4,836	6,262

Total revenues	221,566	234,859	666,585	686,987

Internal property operating expenses	(120,046)	(125,743)	(359,184)	(355,778)
Less: Real estate joint venture operating expenses	14,662	13,051	42,387	40,059
Less: Discontinued operations	2,381	4,744	9,737	14,673

Total operating expenses and property taxes	(103,003)	(107,948)	(307,060)	(301,046)

General and administrative expenses	(9,884)	(13,932)	(28,505)	(32,616)
Interest expense	(45,996)	(47,819)	(137,225)	(138,822)
Depreciation and amortization expense	(45,167)	(41,937)	(135,633)	(117,926)
Stock option grant expense	(306)	(2,779)	(840)	(4,781)
Gain on early debt retirement	—	—	3,363
Provision for loss on real estate	—	(199,455)	—	(199,455)
Loss on and provision for loss on investment	(15,303)	(48,292)	(15,303)	(48,292)
Gain on lawsuit settlement	26,709	—	26,709	—
Benefit (Provision) for income and other corporate taxes, net	10,692	(1,334)	7,786	(4,100)
Minority interest	(240)	1,514	(776)	1,190
Income (Loss) from unconsolidated real estate joint ventures	4,359	(35,182)	17,974	(28,517)
Recovery on insurance claims	8	3,240	7,492	3,240

Income (Loss) from Continuing Operations	$43,435	$(259,065)	$104,567	$(184,138)

12.	RELATED PARTY

In July 2003, the Corporation issued 173,006 shares of its common stock to its Chairman of the Board as a net settlement of the exercise of 1,000,000 Warrants held by the Chairman. The Corporation recognized compensation expense of approximately $2,080 related to the net settlement of such Warrants, which is included in general and administrative expense.

13.	SUBSEQUENT EVENTS

On October 9, 2003, 4172352 Canada Inc., an affiliate of Trizec Canada, Inc., contributed approximately $4,000 to the Corporation in exchange for preferred membership units in an entity that holds a 91.5% interest in an entity that owns the Hollywood Hotel. The holders of the preferred membership units are entitled to an initial dividend of 8% per annum, increasing to 12% per annum, as well as any unrecovered capital contribution at the time of liquidation.

On October 15, 2003, the Corporation disposed of an office property comprised of approximately 289,000 square feet located in Minneapolis, Minnesota, for gross proceeds of approximately $40.7 million.

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

Overview

      We are one of the largest fully integrated and self-managed, publicly traded real estate investment trusts, or REITs, in the United States. We are principally engaged in owning and managing office properties in the United States. At September 30, 2003, we had total assets of approximately $5.3 billion and owned interests in 66 U.S. office properties containing approximately 43.3 million square feet, with our pro rata ownership interest totaling approximately 40.3 million square feet. Our office properties are concentrated in seven core markets in the United States located in the following major metropolitan areas: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C.

      At the end of 2000, we decided to be taxed as a REIT for U.S. federal income tax purposes commencing in 2001. As a REIT, we generally are not subject to U.S. federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.

      During the nine months ended September 30, 2003, the following key transactions were completed:

•	Our sale of 5 non-core assets and a joint venture property;

•	Our net pay down of $90.0 million on our revolving line of credit;

•	Our leasing of 5.1 million square feet;

•	Our payment of $49.5 million for the resolution of certain pre-REIT tax matters with the remainder to be paid upon final resolution, which is expected in the next twelve months;

•	Our fixing the interest rate on $500 million of variable rate debt through interest rate swap contracts;

•	Our extending the maturity of the Hollywood Hotel loan to April 2005;

•	Our refinancing of the One Alliance Center development loan which fixed the interest rate at 4.78% and extended the maturity to June 2013;

•	Our agreement that resolves litigation related to the development and subsequent bankruptcy of the hotel and casino adjacent to our Desert Passage project; and

•	Our sale of our second mortgage interest in the Sears Tower.

      Subsequent to the nine months ended September 30, 2003, the following key transaction was completed:

•	Our sale of a property in Minneapolis, Minnesota for approximately $40.7 million.

Critical Accounting Policies

      Refer to our Form 10-K for the year ended December 31, 2002 for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of real estate assets and investments, investments in unconsolidated joint ventures, fair value of financial instruments, internal leasing costs and tax liabilities. During the nine months ended September 30, 2003, there were no changes to these policies.

Results of Operations

      The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2003 and 2002. For the comparative nine month periods ended September 30, 2002, the consolidated financial statements present TrizecHahn Corporation’s former U.S. holdings for the period January 1, 2002 through May 8, 2002, which are now owned and operated by us. Prior to the corporate reorganization, we, along with our subsidiary Trizec R & E Holding Inc., or TREHI, (formerly known as TrizecHahn Developments Inc., which became our subsidiary on March 14, 2002), were TrizecHahn Corporation’s two primary U.S. operating and development companies. The combined entities and their subsidiaries were under the common control of TrizecHahn Corporation, or TrizecHahn, and have been presented utilizing the historical cost basis of TrizecHahn Corporation. For additional information about the corporate reorganization, see “Part I – Item 1. Business” in our Form 10-K for the year ended December 31, 2002.

      The macroeconomic conditions that negatively affected employment levels for office workers, which, in turn, affected the demand for office space, have not significantly changed since the end of 2002. This decline in the demand for office space makes it unlikely that occupancy rates will increase during the remainder of the year, and, additionally, may put downward pressure on market rents. Our focus for the remainder of the year will be to renew or release expiring space. The table below reflects the occupancy rates at September 30, 2003 compared to December 31, 2002 and shows the percentage of the square feet, based on our pro rata economic ownership, that will expire during the remainder of the year for our total U.S. office portfolio.

			Percentage of space
	Occupancy Rates		expiring in the
			remainder
	September 30, 2003	December 31, 2002	of 2003

Core Markets
Atlanta	83.5%	87.1%	1.3%
Chicago	95.1%	94.2%	1.6%
Dallas	78.8%	84.6%	4.0%
Houston	83.7%	89.1%	2.1%
Los Angeles	81.4%	88.1%	2.8%
New York	97.5%	97.7%	0.9%
Washington, D.C	85.6%	90.9%	1.0%

	86.6%	90.3%	2.0%

Secondary Markets
Charlotte	98.2%	98.9%	1.9%
Minneapolis	68.4%	71.6%	8.8%
Pittsburgh	80.5%	84.4%	1.2%
St. Louis	83.6%	87.7%	0.6%
Other	77.4%	82.4%	3.9%

	81.2%	84.6%	3.2%

Total	85.5%	89.0%	2.2%

      For our total portfolio of 66 U.S. office properties for the nine months ended September 30, 2003, we leased approximately 5.1 million square feet (4.4 million square feet on a pro rata basis) and average occupancy decreased to 86.8% compared to 88.0% for the nine months ended September 30, 2002. We experienced a $0.63 per square foot increase ($0.24 per square foot decrease on a pro rata basis) in gross rental rates on new and renewal leasing, reflecting the impact of space rolling over at properties.

      In an environment of stagnant or deteriorating economic conditions, it is normal to experience increased rental delinquencies and tenant failures. We monitor the financial strength of our key tenants and, therefore, their ability to pay and the likelihood that they will continue to pay, through a watch list process applied at the local, regional and corporate property management levels. This monitoring process is designed to help us identify significant credit risks. At the end of September 2003, we were closely monitoring tenants with leases representing approximately 2.7% of the leaseable area of our U.S. office portfolio and approximately 2.7% of our annual gross rent for the U.S. office portfolio.

      We had acquisition, disposition and development activity in our property portfolio in the periods presented. The table that follows is a summary of our acquisition and disposition activity from January 1, 2002 to September 30, 2003 and reflects our total portfolio at September 30, 2003. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint ventures or managed properties. Included in the table below, classified as office, is our ownership of 151 Front Street (0.3 million square feet) in Toronto, Ontario, which we acquired in April 2002. At September 30, 2003, our U.S. office portfolio consisted of 66 properties containing approximately 43.3 million square feet (40.3 million on a pro rata basis).

	Office			Retail

		Total	Pro rata		Total.	Pro rata
Properties as of:	Properties	Sq.Ft.	Owned Sq.Ft.	Properties	Sq.Ft.	Owned Sq.Ft.

		(in thousands)				(in thousands)
January 1, 2002	76	48,862	41,323	4	2,285	2,076
Dispositions	(5)	(946)	(946)	—	—	—
Acquisitions	1	272	272	—	—	—
Acquisition of joint venture interest	—	—	933	—	—	—
Additional space placed on-stream	1	560	560	—	—	—
Re-measurements	—	136	134	—	—	—

December 31, 2002	73	48,884	42,276	4	2,285	2,076
Dispositions	(6)	(5,570)	(1,685)	(1)	(565)	(410)
Re-measurements	—	232	24	—	—	—

September 30, 2003	67	43,546	40,615	3	1,720	1,666

      In the financial information that follows, property revenues include rental revenue, recoveries from tenants for certain expenses, fee income and parking and other revenue. Property operating expenses include property operating expenses and property taxes and exclude depreciation and amortization expense.

      Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

      The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the three months ended
	September 30
			Increase/	%
	2003	2002	(Decrease)	Change

	(dollars in thousands)
Property revenues
Office	$205,154	$205,685	$(531)	0.3%
Retail	14,232	27,641	(13,409)	48.5%
Interest and other	2,180	1,533	647	42.2%

Total revenues	221,566	234,859	(13,293)	5.7%

Property operating expenses
Office	92,016	89,999	2,017	2.2%
Retail	10,987	17,949	(6,962)	38.8%
General and administrative	9,884	13,932	(4,048)	29.1%
Interest expense	45,996	47,819	(1,823)	3.8%
Depreciation and amortization	45,167	41,937	3,230	7.7%
Stock option grant expense	306	2,779	(2,473)	89.0%
Provision for loss on real estate	—	199,455	(199,455)	100.0%
Loss on and provision for loss on investment	15,303	48,292	(32,989)	68.3%
Gain on lawsuit settlement	(26,709)	—	(26,709)	100.0%

Total expenses	192,950	462,162	(269,212)	58.3%

Income (loss) before income taxes, minority interest, income (loss) from unconsolidated real estate joint ventures, recovery on insurance claims, discontinued operations and gain on disposition of real estate	28,616	(227,303)	255,919	112.6%
Benefit (provision) for income and other corporate taxes, net	10,692	(1,334)	12,026	901.5%
Minority interest	(240)	1,514	(1,754)	115.9%
Income (loss) from unconsolidated real estate joint ventures	4,359	(35,182)	39,541	112.4%
Recovery on insurance claims	8	3,240	(3,232)	99.8%

Income (loss) from continuing operations	43,435	(259,065)	302,500	116.8%
Discontinued operations
Income from discontinued operations	1,281	1,197	84	7.0%
Gain on disposition of discontinued real estate, net, and provision for loss on discontinued real estate	16,610	3,290	13,320	404.9%
Gain on disposition of real estate	—	314	(314)	100.0%

Net income (loss)	61,326	(254,264)	315,590	124.1%
Special voting and Class F convertible stockholders’ dividends	(2,504)	(281)	(2,223)	791.1%

Net income (loss) available to common stockholders	$58,822	$(254,545)	$313,367	123.1%

Lease termination fees	$886	$1,818	$(932)	51.3%

      Property Revenue

      Office property revenues, which includes rental income, recoveries from tenants, parking and other income and fee income, decreased by approximately $0.5 million for the three months ended September 30, 2003 compared to the same period in 2002. Office property revenues decreased by approximately $7.1 million due primarily to a decrease in average occupancy and average rental rates for the three months ended September 30, 2003 as compared to the to the same period in 2002. This decrease was partially offset by new leasing in One Alliance Center in Atlanta, Georgia of approximately $1.8 million and an increase in management fee income for the three months ended September 30, 2003 as compared to the same period in 2002.

      Lease termination fees are an element of ongoing real estate ownership, and for the three months ended September 30, 2003, we recorded approximately $0.9 million of termination fees for our office portfolio compared to approximately $1.1 million for the same period in 2002.

      Retail property revenues decreased by approximately $13.4 million for the three months ended September 30, 2003 compared to the same period in 2002. Approximately $8.9 million of the decrease resulted from a decrease in average occupancy and average rental rates for the three months ended September 30, 2003 as compared to the same period in 2002. Approximately $4.5 million of the decrease resulted from the sale of Paseo Colorado in Pasadena, California in the first quarter of 2003.

      For the three months ended September 30, 2003, we recorded minimal lease termination fees for our retail portfolio compared to approximately $0.7 million for the same period in 2002.

      Interest and Other Income

      Interest and other income increased by approximately $0.6 million for the three months ended September 30, 2003 compared with the same period in 2002. Interest income and other income increased by approximately $1.2 million due to death benefit proceeds received on an insurance policy. This increase was partially offset by a decrease in interest income of approximately $0.6 million due primarily to lower average cash balances outstanding for the three months ended September 30, 2003 compared to the same period in 2002.

      Property Operating Expense

      Office property operating expenses, which include costs that are recoverable from our tenants (including but not limited to real estate taxes, utilities, insurance, repairs and maintenance and cleaning) and other non-recoverable property-related expenses, and exclude depreciation and amortization expense, increased by approximately $2.0 million for the three months ended September 30, 2003 compared to the same period in 2002. Office property operating expenses increased by approximately $2.3 million due to an increase in insurance cost, approximately $1.0 million due to an increase in bad debt expense, approximately $0.4 million due to new leasing in One Alliance Center in Atlanta, Georgia and approximately $0.3 million due to an increase in real estate tax expense for the three months ended September 30, 2003 compared to the same period in 2002. These increases were partially offset by a decrease in office property operating expenses of approximately $2.0 million due primarily to decreases in cleaning expense, utilities expense and repairs and maintenance expense for the three months ended September 30, 2003 compared to the same period in 2002.

      Excluding the impact on revenues of lease termination fees, our office portfolio gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to 55.0% for the three months ended September 30, 2003 from 56.0% for the three months ended September 30, 2002, reflecting our lower average occupancy, lower rentals and increased operating expenses.

      Retail property operating expenses decreased by approximately $7.0 million for the three months ended September 30, 2003 compared to the same period in 2002. Approximately $1.3 million of this decrease is due primarily to the sale of Paseo Colorado in Pasadena, California during the first quarter of 2003. Approximately $5.7 million of the decrease is due primarily to decreases in cleaning expense, utilities expense, repairs and maintenance and other expense for the three months ended September 30, 2003 compared to the same period in 2002.

      General and Administrative Expense

      General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

      General and administrative expense decreased by approximately $4.0 million for the three months ended September 30, 2003 compared with the same period in 2002. The decrease is due primarily to separation costs incurred and professional fees paid in connection with the corporate reorganization during the three months ended September 30, 2002, offset by additional expense related to the net settlement of warrants during the three months ended September 30, 2003.

      Interest Expense

      Interest expense decreased by approximately $1.8 million for the three months ended September 30, 2003 compared to the same period in 2002. A lower average outstanding balance on our $350 million revolving line of credit and associated standby fees resulted in a decrease in interest expense of approximately $1.8 million. Lower average debt balances outstanding due to regular principal amortization and lump sum repayments decreased interest expense by approximately $1.2 million. The impact of the disposal of Paseo Colorado in Pasadena, California decreased interest expense by approximately $0.9 million. These decreases were partially offset by additional interest expense from an increase in average variable interest rates that resulted in an increase in interest expense of approximately $1.7 million. In addition, these decreases were partially offset by an increase in interest expense of approximately $0.4 million due to a decrease in capitalized interest resulting from a decrease in development activity for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

      Depreciation and Amortization

      Depreciation expense increased by approximately $3.2 million for the three months ended September 30, 2003 compared with the same period in 2002. The completion of an office development project and the reclassification of retail properties from held for sale to held for the long term increased depreciation expense by approximately $4.4 million. This increase is partially offset due primarily to less accelerated depreciation of tenant improvements related to the early termination of leases for the three months ended September 30, 2003 compared with the same period in 2002.

      Stock Option Expense

      Stock option expense decreased by approximately $2.5 million for the three months ended September 30, 2003 compared to the same period in 2002. This decrease is due primarily to accelerated expense for employees separated from the company during the three months ended September 30, 2002. This non-cash cost incurred during the three months ended September 30, 2002 relates to the intrinsic value, at the date of grant, of stock options granted upon the completion of the corporate reorganization. This decrease is partially offset by additional stock option expense related to adoption of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) for stock options issued in 2003. This non-cash cost incurred during the three months ended September 30, 2003 relates to the fair value, at the date of grant, of stock options granted during 2003.

      Provision for Loss on Real Estate

      During the three months ended September 30, 2002, we recorded a provision for loss in the amount of approximately $199.5 million, consisting of approximately $142.5 million for Hollywood and Highland retail and approximately $57.0 million for Desert Passage, to reduce the carrying value of these properties to fair value. Fair value was based on internal valuations.

      Loss on and Provision for Loss on Investment

      During the three months ended September 30, 2003, we recorded a loss on investment of approximately $15.3 million related to the sale of our interest in a subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois.

      During the three months ended September 30, 2002, we determined that our investment in the subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois was impaired. We estimated that the fair value of the Sears Tower was insufficient to cover encumbrances senior to our position and the entire carrying value of our investment. Accordingly, a loss provision of approximately $48.3 million was recorded in the third quarter of 2002 to reduce the carrying value of our investment in the Sears Tower to its estimated fair value of approximately $23.6 million.

      Gain on Lawsuit Settlement

      In July 2003, we reached an agreement in which we agreed to end all litigation and resolve all standing disputes concerning the development and subsequent bankruptcy of the hotel and casino adjacent to our Desert Passage project. In exchange for our agreement to end the development litigation and our agreement to permit and assist in the re-theming of the hotel and casino complex, the other parties to the litigation have agreed to dismiss all claims against us. In the third quarter of 2003, we recognized a gain on lawsuit settlement of approximately $26.7 million comprised primarily of the forgiveness of debt.

      Benefit (Provision) for Income and Other Corporate Taxes, Net

      Income and other taxes for the current year include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes has decreased by approximately $12.0 million for the three months ended September 30, 2003 compared with the same period in 2002 primarily due to the tax impact of the disposition of our investment in the Sears Tower in Chicago, Illinois.

      Minority Interest

      Minority interest income decreased by approximately $1.8 million for the three months ended September 30, 2003 as compared to the same period in 2002. The decrease is due to an increase in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units.

      Income from Unconsolidated Real Estate Joint Ventures

      Income from unconsolidated real estate joint ventures increased by approximately $39.5 million for the three months ended September 30, 2003 compared with the same period in 2002. Approximately $38.8 million of the increase is due to the recognition of a provision for loss on real estate during the three months ended September 30, 2002 related to the Hollywood and Highland Hotel in Los Angeles, California. In addition, income from unconsolidated real estate joint ventures increased due primarily to increased average rental rates and increased average occupancy in the New York market as well as minor increases in net income in our other joint ventures, partially offset by an increase in the net loss at the Hollywood & Highland Hotel and Bank One Center in Dallas, Texas.

      Recovery on Insurance Claims

      Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza in New York that was damaged in 2001, and we expect total remediation and improvement costs will be approximately $19.0 million. The decrease in recovery on insurance claims of approximately $3.2 million is primarily due to insurance proceeds received related to this chiller during the three months ended September 30, 2002.

      Discontinued Operations

      Income from properties classified as discontinued operations remained relatively unchanged.

      During the three months ended September 30, 2003, we recognized a gain on disposition of discontinued real estate of approximately $20.2 million, net of the related tax effect, due to the sales of Clark Tower in Memphis, Tennessee and the Esperante Office Building in West Palm Beach, Florida. The gain on sale of discontinued real estate is partially offset by a provision for loss on disposition of discontinued real estate of approximately $3.6 million relating to an office property located in Minneapolis, Minnesota that was designated as held for disposition on September 30, 2003. The fair value was determined by a contract price, less transaction costs.

      During the three months ended September 30, 2002, we recognized a gain on disposition of discontinued real estate of approximately $3.3 million due to the sale of Plaza West in Bethesda, Maryland.

      Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

      The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the nine months ended
	September 30
			Increase/	%
	2003	2002	(Decrease)	Change

	(dollars in thousands)
Property revenues
Office	$615,254	$610,622	$4,632	0.8%
Retail	46,495	70,103	(23,608)	33.7%
Interest and other	4,836	6,262	(1,426)	22.8%

Total revenues	666,585	686,987	(20,402)	3.0%

Property operating expenses
Office	272,732	260,441	12,291	4.7%
Retail	34,328	40,605	(6,277)	15.5%
General and administrative	28,505	32,616	(4,111)	12.6%
Interest expense	137,225	138,822	(1,597)	1.2%
Depreciation and amortization	135,633	117,926	17,707	15.0%
Stock option grant expense	840	4,781	(3,941)	82.4%
Gain on early debt retirement	(3,363)	—	(3,363)	100.0%
Provision for loss on real estate	—	199,455	(199,455)	100.0%
Loss on and provision for loss on investment	15,303	48,292	(32,989)	68.3%
Gain on lawsuit settlement	(26,709)	—	(26,709)	100.0%

Total expenses	594,494	842,938	(248,444)	29.5%

Income (loss) before income taxes, minority interest, income (loss) from unconsolidated real estate joint ventures, recovery on insurance claims, discontinued operations and gain on disposition of real estate	72,091	(155,951)	228,042	146.2%
Benefit (provision) for income and other corporate taxes, net	7,786	(4,100)	11,886	289.9%
Minority interest	(776)	1,190	(1,966)	165.2%
Income (loss) from unconsolidated real estate joint ventures	17,974	(28,517)	46,491	163.0%
Recovery on insurance claims	7,492	3,240	4,252	131.2%

Income (loss) from continuing operations	104,567	(184,138)	288,705	156.8%
Discontinued operations
Income from discontinued operations	5,026	5,013	13	0.3%
Gain on disposition of discontinued real estate, net, and provision for loss on discontinued real estate	10,544	3,168	7,376	232.8%
Gain on disposition of real estate	11,351	4,252	7,099	167.0%

Net income (loss)	131,488	(171,705)	303,193	176.6%
Special voting and Class F convertible stockholders’ dividends	(3,917)	(585)	(3,332)	569.6%

Net income (loss) available to common stockholders	$127,571	$(172,290)	$299,861	174.0%

Lease termination fees	$4,868	$4,766	$102	2.1%

      Property Revenue

      Office property revenues increased by approximately $4.6 million for the nine months ended September 30, 2003 compared to the same period in 2002. Office property revenues increased by approximately $5.3 million due primarily to new leasing in One Alliance Center in Atlanta, Georgia. Office property revenues increased by approximately $10.8 million due primarily to acquiring the remaining 75% interest in Ernst & Young Plaza in Los Angeles, California that we did not already own. Office property revenues increased by approximately $2.2 million due primarily to the acquisition of 151 Front Street in Toronto, Ontario. In addition, management fee income increased by approximately $1.6 million for the nine months ended September 30, 2003 compared to the same period in 2002. These increases were partially offset by a decrease of approximately $15.3 million due primarily to a decrease in average occupancy and average rental rates for the nine months ended September 30, 2003 as compared to the to the same period in 2002.

      Lease termination fees are an element of ongoing real estate ownership, and for the nine months ended September 30, 2003 we recorded $4.0 million of termination fees for our office portfolio compared to approximately $3.6 million for the same period in 2002.

      Retail property revenues decreased by approximately $23.6 million for the nine months ended September 30, 2003 compared to the same period in 2002. Approximately $11.8 million of the decrease resulted from a decrease in average occupancy and average rental rates for the nine months ended September 30, 2003 as compared to the same period in 2002. Approximately $11.8 million of the decrease resulted from the sale of Paseo Colorado in Pasadena, California in the first quarter of 2003.

      For the nine months ended September 30, 2003, we recorded approximately $0.9 million of lease termination fees for our retail portfolio compared to approximately $1.2 million for the same period in 2002.

      Interest and Other Income

      Interest and other income decreased by approximately $1.4 million for the nine months ended September 30, 2003 compared with the same period in 2002. Interest income and other income decreased by approximately $2.6 million due primarily to lower average cash balances outstanding for the nine months ended September 30, 2003 compared to the same period in 2002. This decrease was partially offset by an increase in interest income and other income of approximately $1.2 million due to death benefit proceeds received on an insurance policy.

      Property Operating Expense

      Office property operating expenses increased by approximately $12.3 million compared to the same period in 2002. Office property expenses increased by approximately $4.9 million due to the office property acquisitions described above, approximately $2.3 million due to new leasing in One Alliance Center in Atlanta, Georgia, approximately $6.9 million due to an increase in insurance cost and approximately $2.9 million due to an increase in real estate tax expense for the nine months ended September 30, 2003 compared to the same period in 2002. These increases were partially offset by a decrease in property operating expenses of approximately $4.7 million due to decreases in cleaning expenses, repairs and maintenance expense and bad debt expense for the nine months ended September 30, 2003 compared to the same period in 2002.

      Excluding the impact on revenues of lease termination fees, our office portfolio gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to 55.4% for the nine months ended September 30, 2003 from 57.1% for the nine months ended September 30, 2002, reflecting our lower average occupancy, lower rental rates and increased operating expenses.

      Retail property operating expenses decreased by approximately $6.3 million for the nine months ended September 30, 2003 compared to the same period in 2002. Approximately $3.1 million of this decrease is due primarily to the sale of Paseo Colorado in Pasadena, California during the first quarter of 2003. Approximately $3.2 million of the decrease is due primarily to decreases in cleaning expense, utilities expense, bad debt expense and real estate taxes for the nine months ended September 30, 2003 compared to the same period in 2002.

      General and Administrative Expense

      General and administrative expense decreased by approximately $4.1 million for the nine months ended September 30, 2003 compared with the same period in 2002. The decrease is due primarily to separation costs incurred and professional fees paid in connection with the corporate reorganization during the nine months ended September 30, 2002, offset by additional expense related to the net settlement of warrants during the nine months ended September 30, 2003.

      Interest Expense

      Interest expense decreased by approximately $1.6 million for the nine months ended September 30, 2003 compared with the same period in 2002. The impact of the disposal of Paseo Colorado in Pasadena, California decreased interest expense by approximately $2.5 million. Lower average debt balances outstanding due to regular principal amortization and lump sum repayments decreased interest expense by approximately $2.4 million. A lower outstanding balance on our $350 million revolving line of credit and associated standby fees resulted in a decrease in interest expense of approximately $1.6 million. These decreases were partially offset by the impact of office property acquisitions resulting in an increase in interest expense of approximately $2.6 million and an increase in average variable interest rates that resulted in an increase in interest expense of approximately $0.2 million. Additionally, the cessation of interest capitalization on our development projects resulted in an increase in interest expense of approximately $2.1 million.

      Depreciation and Amortization

      Depreciation expense increased by approximately $17.7 million for the nine months ended September 30, 2003 compared with the same period in 2002. The completion of two office development projects and the reclassification of retail properties from held for sale to held for the long term increased depreciation expense by approximately $15.4 million. The increase in ownership of the Ernst & Young Plaza resulted in an increase in depreciation expense of approximately $0.9 million. Additional depreciation related to the early termination of leases and the amortization of new leasing costs increased depreciation expense by approximately $1.4 million for the nine months ended September 30, 2003 compared with the same period in 2002.

      Stock Option Expense

      Stock option expense decreased by approximately $3.9 million for the nine months ended September 30, 2003 compared to the same period in 2002. This decrease is due primarily to accelerated expense for employees separated from the company during the nine months ended September 30, 2002. This non-cash cost incurred during the nine months ended September 30, 2002 relates to the intrinsic value, at the date of grant, of stock options granted upon the completion of the corporate reorganization. This decrease is partially offset by additional stock option expense related to adoption of SFAS No. 123 for stock options issued in 2003. This non-cash cost incurred during the nine months ended September 30, 2003 relates to the fair value, at the date of grant, of stock options granted during 2003.

      Gain on Early Debt Retirement

      During the nine months ended September 30, 2003, we recorded a $3.6 million gain on early debt retirement related to the forgiveness of a $17.9 million construction facility on our remaining technology property. On June 30, 2003, we conveyed title of our remaining technology property to the lender and are no longer obligated to the lender under the $17.9 million construction facility. The $3.6 million gain on early debt retirement is net of $0.5 million remitted to the lender in full satisfaction of any exposure related to the construction facility.

      Provision for Loss on Real Estate

      During the nine months ended September 30, 2002, we recorded a provision for loss in the amount of approximately $199.5 million, consisting of approximately $142.5 million for Hollywood and Highland retail and approximately $57.0 million for Desert Passage, to reduce the carrying value of these properties to fair value. Fair value was based on internal valuations.

      Loss on and Provision for Loss on Investment

      During the nine months ended September 30, 2003, we recorded a loss on investment of approximately $15.3 million related to the sale of our interest in a subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois.

      During the nine months ended September 30, 2002, we determined that our investment in the subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois was impaired. We estimated that the fair value of the Sears Tower was insufficient to cover encumbrances senior to our position and the entire carrying value of our investment. Accordingly, a loss provision of approximately $48.3 million was recorded in the third quarter of 2002 to reduce the carrying value of our investment in the Sears Tower to its estimated fair value of approximately $23.6 million.

      Gain on Lawsuit Settlement

      In July 2003, we reached an agreement in which we agreed to end all litigation and resolve all standing disputes concerning the development and subsequent bankruptcy of the hotel and casino adjacent to our Desert Passage project. In exchange for our agreement to end the development litigation and our agreement to permit and assist in the re-theming of the hotel and casino complex, the other parties to the litigation have agreed to dismiss all claims against us. In the third quarter of 2003, we recognized a gain on lawsuit settlement of approximately $26.7 million comprised primarily of the forgiveness of debt.

      Benefit (Provision) for Income and Other Corporate Taxes, Net

      Income and other taxes for the current year include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes has decreased by approximately $11.9 million for the nine months ended September 30, 2003 compared with the same period in 2002, primarily due to the tax impact of the disposition of our investment in the Sears Tower in Chicago, Illinois.

      Minority Interest

      Minority interest income decreased by approximately $2.0 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease is due to an increase in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units.

      Income from Unconsolidated Real Estate Joint Ventures

      Income from unconsolidated real estate joint ventures increased by approximately $46.5 million for the nine months ended September 30, 2003 compared with the same period in 2002. Approximately $38.8 million of the increase is due to the recognition of a provision for loss on real estate during the nine months ended September 30, 2002 related to the Hollywood and Highland Hotel in Los Angeles, California. Approximately $4.6 million of the increase is due to the gain on sale of real estate and a gain on early retirement of debt from the sale of New Center One in Detroit, Michigan. In addition, income from unconsolidated real estate joint ventures increased due primarily to increased average rental rates and increased average occupancy in the New York market as well as minor increases in net income in our other joint ventures, partially offset by an increase in the net loss at the Bank One Center in Dallas, Texas.

      Recovery on Insurance Claims

      Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza in New York that was damaged in 2001, and we expect total remediation and improvement costs will be approximately $19.0 million. During the nine months ended September 30, 2003, we received approximately $7.0 million in insurance proceeds related to this chiller. During the nine months ended September 30, 2002, we received approximately $3.2 million in insurance proceeds related to this chiller.

      Discontinued Operations

      Income from properties classified as discontinued operations remained relatively unchanged.

      During the nine months ended September 30, 2003, we recognized a gain on disposition of discontinued real estate of approximately $28.7 million, net of the related tax effect, due to the sales of Goddard Corporate Park in Lanham, Maryland, Rosslyn Gateway in Arlington, Virginia, Clark Tower in Memphis, Tennessee and the Esperante Office Building in West Palm Beach, Florida. The gain on sale of discontinued real estate is partially offset by a provision for loss on disposition on discontinued real estate of approximately $14.6 million relating to Clark Tower in Memphis, Tennessee and $3.6 million relating to an office property located in Minneapolis, Minnesota that was designated as held for disposition on September 30, 2003. The fair values of both office properties were determined by a contract price, less transaction costs.

      During the nine months ended September 30, 2002, we recognized a gain on disposition of discontinued real estate of approximately $3.3 million due to the sale of Plaza West in Bethesda, Maryland.

      Gain on Disposition of Real Estate

      During the nine months ended September 30, 2003, we recognized a gain on disposition of real estate of approximately $13.6 million due to the sale of Paseo Colorado in Pasadena, California.

      During the nine months ended September 30, 2002, we recognized a gain on disposition of real estate of approximately $4.3 million due to the sales of Hanover Office Park in Greenbelt, Maryland, Valley Industrial Park in Seattle, Washington, Perimeter Woods in Charlotte, North Carolina, a building in the Warner Center Complex in Los Angeles, California, a technology center in Chicago, Illinois and first refusal rights on an investment.

Sears Tower

      On December 3, 1997, we purchased a subordinated mortgage collateralized by the Sears Tower in Chicago for $70.0 million and became the residual beneficiary of the trust that holds title to the Sears Tower. The Sears Tower is currently held by a trust established for the benefit of an affiliate of Sears, Roebuck and Co. The trust had a scheduled termination date of January 1, 2003, at which time the assets of the trust, subject to the participating first mortgage, were to be distributed to us as the residual beneficiary. In 2002, a loss provision of $48.3 million was recorded to reduce the carrying value of our investment in the Sears Tower to its estimated fair value of $23.6 million.

      On August 28, 2003, we sold our interest in the subordinated mortgage to Metropolitan Life Insurance Company, the holder of the First Mortgage, for approximately $9.0 million. During the third quarter of 2003, we recognized a loss on the sale of our interest in the subordinated mortgage to Metropolitan Life Insurance Company of approximately $15.3 million. In addition, we recognized a tax benefit related to this transaction of approximately $12.0 million which is included in benefit (provision) for income and other corporate taxes. Metropolitan Life Insurance Company has retained us as leasing and management agent for the Sears Tower on a third-party basis.

Lawsuit Settlement

      In July 2003, we reached an agreement in which we agreed to end all litigation and resolve all standing disputes concerning the development and subsequent bankruptcy of the hotel and casino adjacent to our Desert Passage project. In exchange for our agreement to end the development litigation and our agreement to permit and assist in the re-theming of the hotel and casino complex, the other parties to the litigation have agreed to dismiss all claims against us. In the third quarter of 2003, we recognized a gain on lawsuit settlement of approximately $26.7 million comprised primarily of the forgiveness of debt.

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

      We have a $350 million senior secured revolving credit facility which matures in December 2004. The amount of the credit facility available to be borrowed at any time is determined by the encumbered properties we, or our subsidiaries that guarantee the credit facility, own that satisfy certain conditions of eligible properties. These conditions are not uncommon for credit facilities of this nature. During the remainder of 2003, the amount available to be borrowed will likely fluctuate. The capacity under the facility may decrease as we sell or place permanent debt on assets currently supporting the facility. In addition, the capacity may decrease if assets no longer meet certain eligibility requirements. Likewise, the capacity under the facility may increase as certain assets become encumbered by the facility or otherwise meet the eligibility requirements of the facility. As of September 30, 2003, the amount eligible to be borrowed was approximately $179.7 million, none of which was outstanding. During the remainder of 2003, we expect the outstanding balance to fluctuate. The balance will likely be reduced as a result of proceeds generated from asset sales, secured borrowings, operating cash flow and other sources of liquidity. The balance will likely also increase from time to time as we use funds from the facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations.

      Under our credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restrictions on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants include the requirement for our total leverage ratio not to exceed 65%, with the exception that the total leverage ratio may reach 67.5% for one calendar quarter in 2003; the requirement for our interest coverage ratio to be greater than 2.0 times; and the requirement for our net worth to be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the section entitled “Funds from Operations” below). If we are in default in respect of our obligations under the credit facility, dividends will be limited to the amount necessary to maintain REIT status. At September 30, 2003, we were in compliance with these covenants.

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

      At September 30, 2003, we had approximately $112.7 million in cash and cash equivalents as compared to approximately $62.3 million at December 31, 2002. The increase is a result of the following cash flows:

	For the nine months ended
	September 30

	2003	2002

	(dollars in thousands)
Cash provided by operating activities	$183,972	$158,221
Cash provided by (used in) investing activities	156,632	(114,960)
Cash used in financing activities	(290,178)	(247,593)

	$50,426	$(204,332)

Operating Activities

      Cash provided by operating activities for the nine months ended September 30, 2003 was approximately $184.0 million. Included with normal operating activities, we funded approximately $13.1 million into escrows and restricted cash accounts, of which approximately $6.8 million related to the interest rate swaps we had in place at December 31, 2002. This was offset with a release in escrow and restricted cash of approximately $21.3 million. Additionally, we also paid approximately $49.5 million related to pre-REIT tax matters.

Investing Activities

      Net cash used in investing activities reflects the ongoing impact of expenditures on tenant installation costs, capital expenditures, investments in and distributions from unconsolidated real estate joint ventures, and the impact of acquisitions, developments and dispositions. During the nine months ended September 30, 2003, approximately $156.6 million of cash was generated in our investing activities, which are described below.

      Tenant Installation Costs

      Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. As noted above, overall market conditions for the first nine months of 2003 continue to reflect an increase in vacancies over the prior year. This increase, combined with sublet space inventory in our major markets, has increased the downward pressure on rental rates and the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio that we owned at September 30, 2003 and for the total office portfolio we owned at September 30, 2002, including our share of such costs incurred by non-consolidated joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents the pro rata owned share of square feet leased.

	For the nine months ended September 30

	2003	2002

	(in thousands, except per square foot amounts)
Square feet leased
- new leasing	2,126	2,187
- renewal leasing	2,314	2,349
Total square feet leased	4,440	4,536
Tenant installation costs	$61,129	$58,764
Tenant installation costs per square foot	$13.77	$15.71

      Capital Expenditures

      To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the nine months ended September 30, 2003, capital expenditures for the total office portfolio, including our share of such expenditures incurred by non-consolidated joint ventures, was approximately $9.3 million (2002 — $15.4 million). Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as asbestos abatement or removal costs, any major mechanical attribute or system replacement, and any redevelopment or reconstruction costs directly attributable to extending or preserving the useful life of the base building. Furthermore, as part of our office acquisitions, we have routinely acquired and repositioned properties in their respective markets, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration at the time of acquisition when negotiating our purchase price.

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

	For the nine months ended September 30

	2003	2002

	(dollars in thousands)
Tenant installation costs, including leasing costs for the owned office portfolio	$61,129	$58,452
Tenant installation costs, including leasing costs for properties disposed of during the period	2,843	312
Capital expenditures	11,846	22,244
Pro rata joint venture activity	(13,872)	(11,619)
Timing differences	15,940	15,326
Retail activity	6,854	1,985

Total of tenant improvements and capital expenditures and tenant leasing costs per consolidated statements of cash flows	$84,740	$86,700

      Developments

      For the nine months ended September 30, 2003 we spent approximately $0.9 million on the final payment requirements for construction costs relating to developments that were completed in 2001 and 2002.

      Dispositions

      During the nine months ended September 30, 2003, we sold four office properties and one retail property generating aggregate proceeds of approximately $264.7 million or approximately $157.9 million after debt repayment.

      Unconsolidated Real Estate Joint Ventures

      During the nine months ended September 30, 2003, we contributed to and made advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $22.6 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $18.1 million.

Financing Activities

      During the nine months ended September 30, 2003, we used $290.2 million in our financing activities, which primarily consisted of an approximate $90.0 million net pay-down of our revolving credit facility, approximately $106.8 million of mortgage debt and other loans repaid on property dispositions, approximately $2.1 million on refinancing fees and approximately $26.4 million of principal repayments, net of an increase in property financing. Additionally, we incurred and paid approximately $3.4 million in settlement of forward rate contracts. We also paid approximately $61.5 million in dividends to our stockholders.

      At September 30, 2003, our consolidated debt was approximately $3.1 billion. The weighted average interest rate on our debt was approximately 5.64% and the weighted average maturity was approximately 4.0 years. The table that follows summarizes the mortgage and other loan debt at September 30, 2003 and December 31, 2002:

     Debt Summary

	September 30	December 31
	2003	2002

	(dollars in thousands)
Balance:
Fixed rate	$2,676,322	$2,210,879
Variable rate subject to interest rate caps	120,000	120,000
Variable rate	268,098	1,014,359

Total	$3,064,420	$3,345,238

Collateralized property	$3,019,835	$3,285,212
Other loans	44,585	60,026

Total	$3,064,420	$3,345,238

Percent of total debt:
Fixed rate	87.3%	66.1%
Variable rate subject to interest rate caps	3.9%	3.6%
Variable rate	8.8%	30.3%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	5.98%	6.72%
Variable rate subject to interest rate caps	3.75%	4.17%
Variable rate	3.16%	2.84%

Total	5.64%	5.45%

Leverage ratio:
Debt to debt plus book equity	61.6%	64.0%

      At September 30, 2003, we had fixed interest rates on $150.0 million (December 31, 2002 – $150.0 million) of the debt classified as fixed in the above table by way of interest rate swap contracts with a weighted average interest rate of 6.02% and maturing on March 15, 2008. In accordance with these interest rate swap agreements, we have placed approximately $6.8 million of cash into an interest-bearing escrow account as security under the contracts. Additionally, in January 2003, we entered into interest rate swap contracts to fix the LIBOR interest rates on $500.0 million of variable rate debt with a weighted average fixed rate of 2.61% plus various spreads effective July 1, 2003. At September 30, 2003, the $500.0 million of debt is classified as fixed in the above table. The fair value of all the above interest rate swaps was approximately $21.0 million at September 30, 2003 (December 31, 2002 — $18.5 million).

      We have entered into interest rate cap contracts expiring June 2004 on $120.0 million of variable rate debt, which limit the underlying LIBOR interest rate to 6.5%. At September 30, 2003, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above, we have entered into an interest rate cap contract expiring April 2004 on approximately $584.7 million of U.S. dollar variable rate debt, which limits the underlying LIBOR rate to 11.01%. The fair value of this interest rate cap contract was nominal at September 30, 2003.

      The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of stockholders’ equity. The decrease in our leverage ratio from December 31, 2002 to September 30, 2003 resulted primarily from the pay down of existing debt upon the sale of non-core properties.

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

      During the first quarter of 2003, the lender for our remaining technology property forwarded a notice of default related to debt service on the $17.9 million construction facility. On June 30, 2003, we conveyed title for such property to the lender and are no longer obligated to the lender under the $17.9 million construction facility. In addition, we remitted approximately $0.5 million to the lender in full satisfaction of any amounts owed to the lender related to the construction facility. On June 30, 2003, we recorded a gain on early debt retirement of approximately $3.6 million related to this transaction. This loan was not cross-defaulted to any other of our loans and was scheduled to mature in October 2003.

      In June 2003, we refinanced the approximately $55.1 million variable rate development loan on One Alliance Center in Atlanta, Georgia, which was scheduled to mature in October 2003, with a $70.0 million, 4.78% fixed rate mortgage that matures in June 2013. In May 2003, we, through a third party, arranged to set a maximum rate on this loan through a forward rate agreement. Upon closing of this loan, we paid approximately $3.4 million in settlement of this forward rate agreement, which we have recorded in other comprehensive income. The amount paid on settlement will be amortized into interest expense over the life of the loan.

      The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method. At September 30, 2003, our pro rata share of this debt amounted to approximately $311.8 million (December 31, 2002 — $343.7 million).

      We are contingently liable for a certain obligation related to the Hollywood Hotel, one of our unconsolidated real estate joint ventures. All of the assets of the venture are available for the purpose of satisfying this obligation. We have guaranteed or are otherwise contingently liable for approximately $78.0 million at September 30, 2003. In April 2003, the joint venture amended and restated this loan, which had been scheduled to mature in April 2003. As part of the amended contract, on April 11, 2003, the Hollywood Hotel joint venture paid approximately $15.3 million to reduce the outstanding balance to approximately $78.0 million. The joint venture is also required to make further payments of approximately $4.0 million in October 2003 and approximately $4.0 million in April 2004 so that the balance of the loan outstanding in April 2004 will be approximately $70.0 million. In April 2004, the loan will be subject to a potential additional paydown based on a new appraisal. This loan is scheduled to mature in April 2005. At December 31, 2002, the total amount we guaranteed or were otherwise contingently liable for was approximately $100.9 million. This included the approximately $93.3 million related to the Hollywood Hotel and approximately $7.6 million related to our New Center One joint venture that was retired upon the sale of the property in the New Center One joint venture.

      The table below segregates debt repayments between loans collateralized by our office and retail properties and our other loans.

	Mortgage Debt
			Other
	Office	Retail	Loans	Total

	(dollars in thousands)
Principal repayments due in:
Balance of 2003	$6,579	$648	$3,441	$10,668
2004	481,791	143,440	1,503	626,734
2005	89,651	178,010	1,323	268,984
2006	724,341	—	8,589	732,930
2007	92,510	—	783	93,293
Subsequent to 2007	1,302,865	—	28,946	1,331,811

Total	$2,697,737	$322,098	$44,585	$3,064,420

Weighted average interest rate at September 30, 2003	5.95%	3.44%	3.29%	5.64%

Weighted average term to maturity	4.13	1.19	18.21	4.04

Percentage of fixed rate debt including variable rate debt subject to interest rate caps and interest rate swap agreements	98.9%	25.9%	99.2%	91.3%

Dividends

      On March 18, 2003, we declared a quarterly dividend of $0.20 per common share, payable on April 15, 2003, to the holders of record at the close of business on March 31, 2003. On June 17, 2003, we declared a quarterly dividend of $0.20 per common share, payable on July 15, 2003, to the holders of record at the close of business on June 30, 2003. On September 16, 2003, we declared a quarterly dividend of $0.20 per common share, payable on October 15, 2003, to the holders of record at the close of business on September 30, 2003. The dividends paid on April 15, 2003, July 15, 2003 and October 15, 2003 totaled approximately $30.0 million, $30.1 million and $30.1 million, respectively.

      On March 18, 2003, we declared an aggregate dividend of approximately $6,000 for the Class F convertible stock, payable on April 15, 2003. We accrued an additional aggregate dividend of approximately $1,000 on March 31, 2003, June 30, 2003 and September 30, 2003, respectively.

      On March 18, 2003, we declared an aggregate dividend of approximately $0.8 million for the special voting stock, payable on April 15, 2003. On June 17, 2003, we declared an aggregate dividend of approximately $0.6 million for the special voting stock, payable on July 15, 2003. On September 16, 2003, we declared an aggregate dividend of approximately $2.5 million for the special voting stock, payable on October 15, 2003.

Market Risk – Quantitative and Qualitative Information

      Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At

September 30, 2003, approximately 91.3% or approximately $2.8 billion of our outstanding debt had fixed interest rates (including variable rate debt subject to interest rate caps and interest rate swap agreements), which minimizes the interest rate risk until the maturity of such outstanding debt.

      We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At September 30, 2003, we had hedge contracts totaling $150.0 million. The hedging agreements convert variable rate debt at LIBOR plus various spreads to a fixed rate of 6.02% and mature on March 15, 2008. In January 2003, we entered into forward interest rate hedging contracts to convert $500.0 million of variable rate debt into fixed rate debt effective July 2003 and maturing between July 1, 2005 and January 1, 2006. The hedging agreements convert variable rate debt at LIBOR plus various spreads to a fixed rate of 2.61%. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense in unhedged variable rate debt, which, in turn, could affect cash flows and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

      At September 30, 2003, our total outstanding debt was approximately $3.1 billion, of which approximately $0.3 billion was variable rate debt after the impact of the hedge agreements. At September 30, 2003, the average interest rate on variable rate debt was approximately 3.16%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 32 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.0 million annually. If market rates of interest increased by 10%, the fair value of the total debt outstanding would decrease by approximately $76.5 million.

      Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10% (or approximately 32 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $1.0 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $3.5 million.

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

Related Party Transactions

      During 2002, we, in the normal course of business, reimbursed TrizecHahn and/or affiliates for direct third party purchased services and a portion of salaries for certain employees for direct services rendered. A significant portion of the reimbursements had been for allocated or direct insurance premiums that amounted to approximately $5.5 million, for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we have not reimbursed TrizecHahn Corporation for any significant costs.

      In July 2003, we issued 173,006 shares of our common stock to our Chairman of the Board as a net settlement of the exercise of 1,000,000 Warrants. We recognized compensation expense of approximately $2.1 million related to the net settlement of such Warrants, which is included in general and administrative expense.

Subsequent Events

      On October 9, 2003, 4172352 Canada Inc., an affiliate of Trizec Canada, Inc., contributed approximately $4.0 million to us in exchange for preferred membership units in an entity that holds a 91.5% interest in an entity that owns the Hollywood Hotel. The holders of the preferred membership units are entitled to an initial dividend of 8% per annum, increasing to 12% per annum, as well as any unrecovered capital contribution at the time of liquidation.

      On October 15, 2003, we disposed of an office property comprised of approximately 289,000 square feet located in Minneapolis, Minnesota, for gross proceeds of approximately $40.7 million.

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

Environmental Matters

      We believe, based on our internal reviews and other factors, that the future costs relating to environmental remediation and compliance will not have a material adverse effect on our financial position, results of operations or liquidity. For a discussion of environmental matters, see “Item 1. Business – Environmental Matters” and “Item 1. Business – Risk Factors – Environmental problems at our properties are possible and may be costly” in our Form 10-K for the year ended December 31, 2002.

Newly Issued Accounting Standards

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine whether the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any of our unconsolidated real estate joint ventures that may qualify as a VIE, provisions of this interpretation were originally to be effective for financial reports that contain interim periods beginning after June 15, 2003. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” (“FSP FIN 46-6”). The provisions of FSP FIN 46-6 defer the effective date for applying the provisions of FIN No. 46 to an interest held in a VIE or a potential VIE until the end of the first interim or annual period ending after December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31) if (1) the VIE was created before February 1, 2003 and (2) the public entity has not issued financial statements reporting that VIE in accordance with FIN No. 46, other than the disclosures required by Paragraph 26 of FIN No. 46. We have elected to defer the implementation of FIN No. 46 in accordance with FSP FIN 46-6 and are currently assessing our investments in unconsolidated real estate joint ventures to determine the impact of any potential consolidation requirements in applying FIN No. 46.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and

(3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. SFAS No. 149 does not impact our results of operations, financial position and liquidity.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB elected to defer the provisions of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests. The FASB’s decisions with respect to the deferral, early adoption, and restatement will likely be issued in conjunction with the finalization of the proposed FASB Staff Position 150-c, “Effective Date and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities of SFAS No. 150”. SFAS No. 150 does not impact our results of operations, financial position or liquidity.

Inflation

      Substantially all of our leases provide for separate property tax and operating expense escalations to tenants over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases to all of these expenses may be at least partially offset by these contractual rent increases.

Funds from Operations

      We believe that funds from operations, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, is an appropriate measure of performance for an equity REIT. The White Paper on Funds from Operations, approved by NAREIT in April 2002, defines funds from operations as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute funds from operations as net income (loss) available to common stockholders adjusted for gain on lawsuit settlement, sales of properties, net, real estate related depreciation and amortization, gain on early debt retirement, minority interest and recovery on insurance claims. In addition, we eliminate the effects of provision for loss on real estate and loss on and provision for loss on investments, net of the tax benefit, because they are not representative of our real estate operations. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, investing activities and financing activities, it provides investors with an indication of the ability of a company to incur and service debt, to make capital expenditures and to fund other cash needs. Our computation of funds from operations may not be comparable to funds from operations reported by other REITs. Funds from operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flows from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

      The following table reflects our calculation of funds from operations for the three and nine months ended September 30, 2003 and 2002:

	For the three months		For the nine months ended
	ended September 30		September 30

	2003	2002	2003	2002

	(in thousands)
Net income (loss) available to common stockholders	$58,822	$(254,545)	$127,571	$(172,290)
Add/(deduct):
Loss on and provision for loss on investment	15,303	48,292	15,303	48,292
Tax benefit for loss on investment	(12,000)	—	(12,000)	—
Gain on lawsuit settlement	(26,709)	—	(26,709)	—
Provision for loss on real estate	—	199,455	—	199,455
Gain on disposition of real estate	—	(314)	(11,351)	(4,252)
Gain on disposition of discontinued real estate, net, and provision for loss on discontinued real estate	(16,610)	(3,290)	(10,544)	(3,168)
Gain on disposition, gain on early debt retirement and provision for loss in unconsolidated real estate joint ventures	—	38,800	(2,981)	38,800
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	49,653	48,025	150,203	136,435
Gain on early debt retirement	—	—	(3,363)	—
Minority interest	240	(1,514)	776	(1,190)
Recovery on insurance claims	(8)	(3,240)	(7,492)	(3,240)

Funds from operations available to common stockholders	$68,691	$71,669	$219,413	$238,842

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

      (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During our financial reporting process for the year ended December 31, 2002, we identified an internal control deficiency in our consolidation process relating to the reconciliation of intercompany accounts, which our independent accountants deemed to be a “reportable condition” under standards established by the American Institute of Certified Public Accountants. We evaluated this matter and concluded that it has not had any material impact on our financial statements. We have developed procedures to address this deficiency, and do not anticipate that this internal control deficiency will occur in the future. Consistent with the provisions and spirit of the Sarbanes-Oxley Act and the rules and regulations of the SEC thereunder, we maintain a process of continuous review of our internal controls to improve and enhance them, with the assistance of both our internal audit staff and our independent accountants.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

We are contingently liable with respect to litigation and claims that arise from time to time. While we cannot predict with certainty the final outcome with respect to pending claims and litigation, in our opinion any liability that may arise from such contingencies would not have a material adverse effect on our combined consolidated financial position, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any securities in the nine months ended September 30, 2003 that were not registered under the Securities Act of 1933, as amended.

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

The shares of common stock to be sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-11 (Registration No. 333-84878) that was declared effective by the Securities and Exchange Commission on May 2, 2002. The Registration Statement was amended by a Post-Effective Amendment No. 1 to Form S-11 on Form S-3 (Registration No. 333-84878), which was declared effective on October 21, 2003. The shares of common stock are being offered on a continuing basis pursuant to Rule 415 under the Securities Act of 1933, as amended. We have not engaged an underwriter for the offering and the aggregate price of the offering amount registered is $143,115,000.

During the period from May 8, 2002 to September 30, 2003, 232,406 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.

During the period from May 8, 2002 to September 30, 2003, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were approximately $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.

None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32*	Section 1350 Certifications

*	Filed or furnished, as applicable.

(b)	Reports on Form 8-K

We furnished a current report on Form 8-K on August 5, 2003 under Item 12 of the Form pursuant to which we furnished an earnings release announcing financial results for the second quarter of 2003 and our supplemental operating and financial data for the second quarter of 2003.

We filed a current report on Form 8-K on August 29, 2003 under Item 5 of the Form pursuant to which we filed a news release announcing the sale of our Sears Tower interests and the financial impact on us.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIZEC PROPERTIES, INC

Date: November 12, 2003	By:	/s/ Michael C. Colleran

Michael C. Colleran Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32*	Section 1350 Certifications

*	Filed or furnished, as applicable.