Form 10-K
period 2003-12-31
TRIZEC PROPERTIES INC
filed 2004-03-12
CIK 1161935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☑     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes☑     No☐

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2003 was $628.5 million based on a closing price of $11.37 as quoted on the New York Stock Exchange on that date.

As of March 5, 2004, 151,312,930 shares of common stock, par value $0.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2004 are incorporated herein by reference in Part III of this Form 10-K.

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

A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described under “Item 1. Business — Risk Factors” in this Form 10-K.

PART I

     In this report, the terms “we”, “us”, “our”, “our company” and “Trizec” refer to Trizec Properties, Inc. and its consolidated subsidiaries.

Item 1.	Business

Overview

     Trizec Properties, Inc. is one of the largest fully integrated, self-managed, publicly traded real estate investment trusts, or REITs, in the United States. At December 31, 2003, we had total assets of approximately $5.2 billion and owned interests in and managed 64 U.S. office properties containing approximately 42.5 million square feet, with our pro rata ownership interest totaling approximately 39.6 million square feet. Our office properties are concentrated in seven core markets in the United States, located in the following major metropolitan areas: Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Houston, Texas; Los Angeles, California; New York, New York and Washington, D.C.

     We were originally incorporated as Trizec (USA) Holdings, Inc. in Delaware on October 25, 1989. We changed our name to TrizecHahn (USA) Corporation in 1996 and then to Trizec Properties, Inc. in 2002. Our principal executive offices are located at 233 South Wacker Drive, 46th Floor, Chicago, Illinois 60606 and our telephone number at that address is (312) 798-6000.

The Corporate Reorganization

     On May 8, 2002, a plan of arrangement implementing a corporate reorganization of Canada-based TrizecHahn Corporation, our former parent company, became effective. As a result of this reorganization, we became a U.S.-based publicly traded REIT owning, primarily, the U.S. assets that TrizecHahn Corporation and its subsidiaries owned prior to the reorganization. As a REIT, we are generally not subject to U.S. federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.

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

     The reorganization was implemented pursuant to a plan of arrangement that was approved by the Ontario Superior Court of Justice and TrizecHahn Corporation’s shareholders. Upon implementation of the plan of arrangement, holders of TrizecHahn Corporation’s subordinate voting shares exchanged their shares, on a one-for-one basis, for one or more of the following securities:

•	shares of our common stock;

•	exchange certificates representing underlying shares of our common stock; or

•	Trizec Canada subordinate voting shares.

     Generally, in exchange for their TrizecHahn Corporation shares, holders of TrizecHahn Corporation subordinate voting shares who certified that they were qualifying U.S. persons received shares of our common stock and all other holders received a combination of our exchange certificates and Trizec Canada subordinate voting shares. The exchange certificates were exchangeable for our common stock on a one-for-one basis on the condition that the holder provided us with certification that it was a qualifying U.S. person. At the end of the three-month exchange period, all exchange certificates that remained outstanding expired, and the shares of common stock underlying those exchange certificates were sold on the open market to qualifying U.S. persons. As a result, approximately 60% of our common stock is owned primarily by qualifying U.S. persons. The remaining approximately 40% of our common stock is owned indirectly by Trizec Canada through its subsidiaries, with the result that Trizec Canada indirectly holds one share of our common stock for each outstanding Trizec Canada subordinate voting share.

     In addition to owning shares of our common stock, Trizec Canada, indirectly through its subsidiaries, owns all shares of our Class F convertible stock and special voting stock. Trizec Canada’s indirect ownership of our Class F convertible stock and special voting stock is intended to maintain the economic equivalence described above. The Class F convertible stock is convertible into our common stock in certain tax-related circumstances so that Trizec Canada and its subsidiaries, on the one hand, and our other stockholders, on the other hand, may share ratably certain future taxes that TrizecHahn Corporation, Trizec Canada or their subsidiaries may incur in those specified circumstances. The conversion feature applies to taxes incurred in connection with the corporate reorganization or with specified major corporate transactions entered into within 66 months after the corporate reorganization and specified transactions or events following the 63rd month after the corporate reorganization. In addition, to address certain non-Canadian tax liabilities of Trizec Canada’s indirect, wholly-owned Hungarian subsidiary and its direct and indirect shareholders, Trizec Canada receives, directly or indirectly, dividends on our special voting stock. These dividends, when aggregated with dividends received by the Hungarian subsidiary on our common stock and after deducting related non-Canadian taxes, equal the dividends received by our U.S. stockholders on our common stock on a per share basis. Dividends on our special voting stock are payable only in connection with common stock dividends paid within 66 months after the corporate reorganization.

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

Business and Growth Strategies

     Our overall goal is to increase stockholder value. We can achieve this goal by creating sustained growth in operating cash flow and maximizing the value of our assets. We believe we can accomplish this using the following strategies:

•	intensively leasing and managing our properties to maximize property rent revenue and minimize property operating expenses;

•	vigorously engaging in asset management to enhance the value of our properties;

•	actively managing our portfolio to maximize total value of our properties;

•	improving the efficiency and productivity of our operations; and

•	maintaining a prudent and flexible capital plan.

     Intensively Leasing and Managing Our Properties

     By intensively leasing and managing our properties, we expect to maximize property rent revenue and minimize property operating expenses. To maximize property rent revenue and minimize property operating expenses, we have focused on:

•	providing appropriate, profitable tenant services;

•	where market rents exceed in-place rents, narrowing the gap between market rents and in-place rents as leases for our properties expire;

•	increasing occupancy in our properties;

•	renewing leases with existing tenants;

•	carefully controlling operating costs; and

•	carefully managing investments in tenant improvements.

     In 2003, average gross rental rates on 6.9 million square feet of new and renewal leases (6.2 million square feet on a pro rata basis) increased by approximately $0.11 per square foot (decreased by approximately $0.60 per square foot on a pro rata basis). This increase generally reflected the impact of re-leasing space in properties at higher average rents than the average rents in effect at lease expiration. For our total portfolio, our estimates of market rents at December 31, 2003 were on average approximately 2% below our in-place rents.

     Vacant space in our portfolio, which approximated 13.2% or approximately 5.6 million square feet (approximated 13.4% or approximately 5.3 million square feet on a pro rata basis) at December 31, 2003, represents an opportunity to increase our cash flow.

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

     In 2003, we incurred approximately $100.4 million (approximately $113.2 million on a pro rata basis) to renovate and upgrade our properties, including tenant improvements. We intend to continue to actively engage in these and similar activities as appropriate and as market conditions warrant.

     Actively Managing Our Portfolio

     Our portfolio strategy is to invest in office properties in our core markets, which all represent major metropolitan areas that have historically demonstrated high job growth. For the year ended December 31, 2003, our seven core markets accounted for approximately 79% of our total office property rental revenue. We believe that focusing on office properties in our core markets will allow us to achieve economies of scale across a diverse base of tenants and to enjoy a significant leasing presence in our markets. By maintaining a wider range of properties in a market, we believe that we are also able to attract a broader tenant base, which provides a more sustainable cash flow. As part of our focus on office properties in our core markets and core submarkets, we sold eight non-core office assets in 2003. With these sales we have exited several non-core markets and submarkets where we had owned single office property assets, including Detroit, Memphis, West Palm Beach and the Los Angeles Airport submarket.

     As part of our long-term strategy, we intend to continue to acquire additional office properties, as opportunities arise, capital becomes available and market conditions permit, particularly in these core markets. We may acquire properties individually or as part of a portfolio, or as joint ventures or other business combinations. We may also acquire additional equity partners interests on selected properties. As opportunities arise and market conditions dictate, we may dispose of properties, including non-core assets that are not complementary to this strategy. We may also dispose of currently owned properties and acquire new ones within our core markets, or explore entry into other similar markets, based on our view of the direction of the office properties market.

     Improving the Efficiency and Productivity of Our Operations

     The careful control of both property operating expenses as well as general and administrative expenses is key to achieving our goal of maximizing our operating cash flow. In 2002 we began a process of maximizing our operating cash flow by realigning and simplifying our management structure and consolidating our seven regional accounting, payroll and information services functions in Chicago. This process resulted in a net reduction of approximately 85 employees as of the end of 2002, and increased efficiency in our service operation. We have continued to evaluate and improve our operational structure and have implemented policies and procedures to increase productivity. We intend to continue to seek ways to generate general and administrative expense savings over time.

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

     We regularly review various credit ratios such as outstanding debt-to-book value, outstanding debt-to-asset value, fixed charge ratio and interest coverage ratio to monitor our leverage. We are also aware of the risk of interest rate increases. In order to mitigate the risk of rising interest rates, we may pursue fixed rate financing. In addition, from time to time, we may enter into interest rate derivative contracts in order to limit our exposure to increasing interest rates. During 2003, by way of interest rate swap agreements, we had fixed the interest rates on $150.0 million of variable rate debt at a weighted average interest rate of 6.02%, and $500.0 million of variable rate debt at a weighted average interest rate of 2.61% plus various spreads. We monitor both the amount of our leverage and the mix of our fixed/floating-rate debt to provide a more reliable stream of earnings.

     An important source of liquidity for us is a secured revolving line of credit that we renegotiated in the fourth quarter of 2002. The credit facility includes numerous financial covenants that govern our ability to borrow under the facility and the amount of borrowings that are available under the facility. Under the secured facility, as amended and restated, the financial covenants are more flexible and our capacity to borrow is more certain than under the original facility. As of December 31, 2003, the amount eligible to be borrowed under this facility was approximately $217.0 million, none of which was outstanding.

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

Industry Segments and Seasonality

     Our primary business is the ownership and management of office properties. Our long-term tenants are in a variety of businesses and no single tenant is significant to our business. Our properties are concentrated in seven core markets with similar economic characteristics. Information by geographic segment for the years ended December 31, 2003, 2002 and 2001 is set forth in Note 25 to the consolidated financial statements included in this Form 10-K. Our business is not seasonal.

Employees and Organizational Structure

     At March 5, 2004, we had approximately 920 employees. Of these employees, approximately 192 were employed in our corporate offices, with the remainder employed regionally and locally in the operation of our property portfolio. Additionally, approximately 161 of our employees who are employed in our office portfolio operations are represented by labor unions. We consider our labor relations to be positive and anticipate maintaining agreements with our labor unions on terms satisfactory to all parties.

     During 2003, we continued the process of centralizing our corporate leadership and portfolio management functions in Chicago. Consistent with our focus on core cities, we have dedicated regional leasing and property management teams based in Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Houston, Texas; Los Angeles, California; New York, New York and Washington, D.C.

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

     In addition, we have posted the charters for our Audit Committee, Compensation Committee, Corporate Governance Committee and Nominating Committee, as well as our Corporate Governance Principles and our Code of Business Conduct and Ethics, on our website at www.trz.com under the headings “Investors — Corporate Governance”. We will also provide a print copy of these documents to stockholders upon request.

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

     Scheduled lease expirations in our U.S. office portfolio over the next five years average approximately 9.6% annually, based on owned space at December 31, 2003. When leases for our properties expire, we may be unable to promptly renew leases with existing tenants or lease the properties to new tenants. In addition, even if we were able to enter into renewal or new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases because:

•	the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases; or

•	tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.

     We expect significant lease expirations in 2004 among our office properties in New York, Houston, Atlanta and Los Angeles area. In order to enter into renewal or new leases for large blocks of space in these markets, we may incur substantial tenant installation costs or enter into renewal or new leases at rates below existing lease rates. If we are unable to enter into renewal or new leases on favorable terms for all or a substantial portion of space that is subject to expiring leases, our cash flows and operating results would suffer, which could reduce the amount of our dividends.

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

     Our real estate portfolio consists mainly of office properties in seven core markets, located in the following major metropolitan areas: Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Houston, Texas; Los Angeles, California; New York, New York and Washington, D.C. As a result, our business is substantially dependent on the economies of these markets. As a result of the current slowdown in economic activity, there has been an increase in vacancy rates for office properties in all of these markets. A continuing, prolonged downturn in the economies of these core markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in further reduced demand for office space. Although we believe that our real estate portfolio is significantly diversified, a material downturn in demand for office space in any one of our core markets could have a material impact on our ability to lease the office space in our portfolio and may adversely impact our cash flows, operating results and the amount of our dividends.

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

     The September 2001 terrorist attacks and the ongoing threat of terrorism have had an adverse affect on the U.S. economy and, in particular, the economies of the U.S. cities that comprise our core markets. The fear of terrorist attacks has particularly impacted the tourism industry, upon which many of our core markets rely for a significant portion of their income. This economic impact could adversely affect our operating results by reducing the number of tenants or the financial capacity of tenants in our office properties, as well as by reducing the number of guests and patrons at our retail/entertainment property.

     Our portfolio is concentrated in large metropolitan areas, some of which have been or may be perceived to be subject to terrorist attacks. Furthermore, many of our properties consist of high-rise buildings, which may also be subject to this actual or perceived threat, which could be heightened in the event that the U.S. engages in additional armed conflict. This could have a material adverse affect on our ability to lease the office space in our portfolio. Furthermore, the implementation of increased security measures at our properties increases property costs, which we may not be able to fully pass on to tenants. Each of these factors would have a material adverse impact on our operating results and cash flow, as well as the amount of our dividends.

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

     At December 31, 2003, our leverage, which we define as the ratio of our mortgage debt and other loans to the sum of net debt and the book value of stockholders’ equity was approximately 59.3%.

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

     At December 31, 2003 we had approximately $138.1 million of debt outstanding (exclusive of debt subject to interest rate caps) that is subject to variable interest rates, and we may incur additional debt that bears interest at variable rates. Accordingly, if interest rates increase, our debt costs will also increase. To manage our overall interest rate risk, we enter into fixed rate loans and floating rate loans. We also enter into interest rate protection agreements consisting of swap contracts and cap contracts in order to mitigate the effect of increasing rates on a portion of our floating rate debt. Developing an effective interest rate strategy, however, is complex, and no strategy can completely insulate us from the risks associated with interest rate fluctuations. Despite our hedging activities, we cannot assure you that we will be able to manage our interest rate risk effectively or that our variable rate exposure will not have a material adverse effect on our cash flows, operating results and cash available for distribution. Furthermore, our interest rate hedging arrangements may expose us to additional risks, including additional costs, such as transaction fees or breakage costs, or requirements to post collateral for hedges that may have decreased in value since execution. Although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty may fail to honor its obligations. We cannot assure you that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

Our insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations.

     We carry insurance on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that has been maintained historically has been on an “all risk” basis, which until 2003 included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their “all risk” policies. As a result, our “all risk” insurance coverage contained specific exclusions for losses attributable to acts of terrorism. In light of this development, for 2003 we purchased stand-alone terrorism insurance on a portfolio-wide basis with annual aggregate limits that we consider commercially reasonable, considering the availability and cost of such coverage. Such terrorism coverage carried an aggregate limit of $250 million on a portfolio-wide basis. Effective December 31, 2003, we amended our insurance coverage for acts of terrorism as a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”) enacted by Congress and signed into law by President Bush in November 2002. Our expired terrorism insurance program that provided a limit of $250 million in the aggregate per year was replaced with a terrorism insurance program with a limit of $500 million per occurrence. This current terrorism insurance program provides coverage for certified nuclear, chemical and biological exposure, whereas the previous insurance coverage excluded this exposure. Under TRIA, we have a per occurrence deductible of $0.1 million and retain 10% of each nuclear, chemical and biological certified event up to a maximum of $50 million per occurrence. If the certified terrorism event is not found to be a nuclear, chemical or biological event, our 10% exposure is limited to $0.1 million. The federal government is obligated to cover the remaining 90% of the loss above the deductible up to $100 billion in the aggregate annually. Since the limit with respect to our portfolio may be less than the value of the affected properties, terrorist acts could result in property damage in excess of our current coverage, which could result in significant losses to us due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstance could have a material adverse effect on our financial condition and results of our operations. In the future, we may obtain different coverage depending on the availability and cost of third party insurance in the marketplace.

     During 2003, we received notices to the effect that our insurance coverage against acts of terrorism may not comply with loan covenants under certain debt agreements. We reviewed our coverage and believed that it complied with these documents and that our insurance coverage adequately protected the lenders’ interests. We initiated discussions with these lenders to satisfy their concerns and assure that their interests and our interests are adequately protected. As a result of our discussions, the lenders who sent notices in 2003 accepted the insurance coverage that we provided, one of whom did so with a formal written irrevocable waiver for the 2003 policies.

     The new terrorism insurance program described above was effective December 31, 2003. Because the program relies upon TRIA, which was not signed into law until November 2002, it does not conform to the formal insurance requirements of the loan covenants that pre-dated TRIA. If a lender takes the position that our new insurance program is not in compliance with covenants in a debt agreement, we could be deemed to be in default under the agreement. In that case, we may decide to obtain insurance to replace or supplement our new insurance program in order to comply with the covenants. To date, however, we have not received any notices from any lenders stating that our insurance program is not in compliance with the loan covenants. In the future, our ability to obtain debt financing, or the terms of such financing, may be adversely affected if lenders insist upon additional requirements or greater insurance coverage against acts of terrorism than may be available to us in the marketplace at rates or on terms that are commercially reasonable.

     Our earthquake insurance on our properties located in areas known to be subject to earthquakes is in an amount and subject to deductibles that we believe is commercially reasonable. However, the amount of earthquake insurance coverage may not be sufficient to cover all losses from earthquakes. Since the limit with respect to our portfolio may be less than the value of the affected properties, earthquakes could result in property damage in excess of our current coverage, which could result in significant losses to us due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstance could have a material adverse effect on our financial condition and results of our operations. As a result of increased costs of coverage and decreased availability, the amounts of the third party earthquake insurance we may be able to purchase on commercially reasonable terms may be reduced. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

     There are other types of losses, such as from wars, acts of bio-terrorism or the presence of mold at our properties, for which coverage is not available in the market to us or other purchasers of commercial insurance products. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

     Additionally, although we generally obtain owners’ title insurance policies with respect to our properties, the amount of coverage under such policies may be less than the full value of such properties. If a loss occurs resulting from a title defect with respect to a property where there is no title insurance or the loss is in excess of insured limits, we could lose all or part of our investment in, and anticipated income and cash flows from, such property.

Fixed real estate costs may intensify revenue losses when income from our properties decreases.

     Our financial results depend primarily on leasing space in our office properties to tenants on terms favorable to us. Costs associated with real estate investments, such as real estate taxes and maintenance and other operating costs, generally do not decrease even when a property is not fully occupied, or the rate of retail sales at a project decreases, or other circumstances cause a reduction in income from the property. Cash flow and income from the operations of our properties may be reduced if a tenant does not pay its rent. Under those circumstances, we might not be able to enforce our rights as landlord without delays, we may be unable to re-lease properties on favorable terms and we might incur substantial legal costs. Additionally, new properties that we may acquire or develop may not produce significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. Each of these circumstances can further reduce cash flows and operating results by requiring us to expend capital to cover our fixed real estate costs, thereby reducing the amount of our dividends.

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

     Assuming we are able to obtain capital on commercially reasonable terms, and that market conditions warrant it, we may acquire new office properties. Competition from other well-capitalized real estate investors, including both publicly traded REITs and institutional investment funds, may significantly increase the purchase price or prevent us from acquiring a desired property. We may be unable to finance acquisitions on favorable terms, or newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or may be unable to quickly and efficiently integrate new acquisitions into our existing operations. We may also acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. Each of these factors could have an adverse affect on our results of operations and financial condition.

Because we must distribute a substantial portion of our net income to qualify as a REIT, we may be dependent on third-party sources of capital to fund our future capital needs.

     To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund all of our future capital needs, including capital for property acquisitions and developments, from our net income. In addition, we may not have sufficient cash or other liquid assets on hand to satisfy our distribution requirements in any one year. Therefore, we may have to rely on third-party sources of capital to fund these obligations, which may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. If we are not able to obtain third-party sources of capital on favorable terms, our results of operations could be adversely affected, which could result in a decline in the market value of our securities. If we are not able to obtain capital from third-parties at all, our results of operations likely would be adversely affected, and our ability to make distributions to our stockholders and qualify as a REIT could be jeopardized. Moreover, additional equity offerings may result in substantial dilution of our stockholders’ interests, and additional debt financing may substantially increase our leverage.

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

     We are subject to various federal, state and local laws and regulations relating to environmental matters, as described in more detail above under “Item 1 — Business — Environmental Matters”. Under these laws, we are exposed to liability primarily as an owner or operator of real property and, as such, we may be responsible for the cleanup or other remediation of contaminated property, which could result in substantial costs that could adversely affect our operating results and cash flow.

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

     As of December 31, 2003, we participated in six office joint ventures, one retail joint venture and one development joint venture. The office properties that we own through joint ventures or partnerships total approximately 5.8 million square feet, with our ownership interest totaling approximately 2.9 million square feet. A joint venture or partnership involves risks, including the risk that a co-venturer or partner:

•	may have economic or business interests or goals that are inconsistent with our economic or business interests or goals;

•	may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to our real estate investments (including actions that may be inconsistent with our REIT status);

•	may have to give its consent with respect to certain major decisions, including the decision to distribute cash, refinance a property or sell a property; and

•	may become bankrupt, limiting its ability to meet calls for capital contributions and potentially making it more difficult to refinance or sell the property.

     We do not have sole control of certain major decisions relating to the properties that we own through joint ventures, including decisions relating to:

•	the sale of the properties;

•	refinancing;

•	timing and amount of distributions of cash from such properties to us;

•	capital improvements; and

•	calling for capital contributions.

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

     We believe that we have qualified for taxation as a REIT since 2001. We intend to continue to meet the requirements for taxation as a REIT, but we cannot assure stockholders that we will qualify as a REIT. If we fail to qualify for taxation as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for dividend distributions due to the following reasons:

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

     Determination of REIT status is highly technical and complex. Even a technical or inadvertent mistake could endanger our REIT status. The determination that we qualify as a REIT requires an ongoing analysis of various factual matters and circumstances, some of which may not be within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws, and we are prohibited from owning specified amounts of debt or equity securities of some issuers. We are also required to distribute to shareholders at least 90% of our REIT taxable income, excluding capital gains. The fact that we hold some of our assets through joint ventures and our ongoing reliance on factual determinations, such as determinations related to the valuation of our assets, further complicate the application of the REIT requirements. Furthermore, the

Internal Revenue Service, or IRS, could change tax laws and regulations or the courts may issue new rulings that make it more difficult or impossible for us to maintain REIT status. We do not believe that any pending or proposed law changes could change our REIT status. We cannot guarantee, however, that we will continue to be qualified and taxed as a REIT because our qualification and taxation as a REIT will depend upon our ability to meet the requirements imposed under the Internal Revenue Code of 1986, as amended, on an ongoing basis.

Risks Relating To Our Capital Stock

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

     Our certificate of incorporation contains an ownership limitation that is designed to enable us to qualify in the future as a “domestically-controlled REIT” within the meaning of Section 897(h)(4)(B) of the Internal Revenue Code of 1986, as amended. This limitation restricts any person that is not a qualifying U.S. person from beneficially owning our capital stock if that person’s holdings, when aggregated with shares of our capital stock beneficially owned by all other persons that are not qualifying U.S. persons, would exceed 45% by value of our issued and outstanding capital stock.

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

     As a result of the corporate reorganization, approximately 60 million shares, or approximately 40% of the outstanding shares of our common stock, are held by Trizec Canada through an indirect, wholly-owned Hungarian subsidiary. Dispositions of this common stock may occur in the following circumstances:

•	Trizec Canada shareholders will have the right to redeem their shares from time to time, and Trizec Canada will have the option of satisfying these redemptions with shares of our common stock held by the Hungarian subsidiary.

•	Trizec Canada may cause the Hungarian subsidiary to dispose of some or all of the shares of our common stock held by the Hungarian subsidiary at any time for any reason.

     We may issue additional shares of our common stock:

•	upon exercises of our stock options and warrants; and

•	upon conversions of our Class F convertible stock (for additional information on the conversion of our Class F convertible stock, see “Risk Factors-The issuance of additional shares of our common stock pursuant to the terms of our Class F convertible stock may dilute your interest in our company and adversely affect the market price of our common stock” below).

     To permit market sales of our common stock in the circumstances described above, including by subsequent holders, we have registered or agreed to register under the Securities Act of 1933, as amended, all of the common stock described above.

     In addition, Trizec Canada’s Hungarian subsidiary has pledged as collateral for secured credit facilities of TrizecHahn Corporation a portion of the shares of our common stock that it holds, and in the event of a default the pledgee under those facilities may realize on the pledge and sell the shares.

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

     The U.S.-Hungary income tax treaty generally provides for a reduced rate of U.S. cross-border withholding taxes applicable to dividends paid by us to the Hungarian subsidiary. The income tax treaty is currently being renegotiated. We expect that as a result of the renegotiation, the effective rate of U.S. and Hungarian cross-border withholding taxes required to be paid on the aforementioned common stock and special voting stock dividends will increase from approximately 10% to approximately 30% (or approximately 35% if Trizec Canada were not to restructure its Hungarian subsidiary). We do not presently know how long the renegotiation process will take. If, however, an increased tax rate took effect at any time prior to the expiration of the dividend right on our special voting stock, any dividends paid on our special voting stock would increase, thereby decreasing the amount available for dividends on our common stock.

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

     In order that Trizec Canada and its subsidiaries, on the one hand, and our other stockholders, on the other hand, will share ratably any FIRPTA tax, as described below, that TrizecHahn Corporation, Trizec Canada or their subsidiaries may incur, we have issued all outstanding shares of our Class F convertible stock to the indirect, wholly-owned Hungarian subsidiary of Trizec Canada. Under the terms of the Class F convertible stock, this stock is convertible into shares of our common stock if TrizecHahn Corporation, Trizec Canada or their subsidiaries incur FIRPTA tax and any related costs, interest and penalties in connection with:

•	the corporate reorganization; or

•	specified future transactions or events that allow for the conversion of our Class F convertible stock into common stock, including:

—	dispositions of our common stock in connection with major corporate transactions or events, such as mergers, requiring the approval of a specified portion of our common stockholders or the tendering of a specified portion of our common stock to effect those transactions or events, and

—	transactions or events after the end of the five-year period required for our qualification as a “domestically-controlled REIT”.

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

The reduction of the tax rate on certain dividends from non-REIT C corporations may adversely affect us and our stockholders.

     The maximum tax rate on certain corporate dividends received by individuals through December 31, 2008 has been reduced from 38.6% to 15%. This change has reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and shareholder levels) that had generally applied to non-REIT corporations but not to REITs. REIT dividends are not eligible for the new, lower income tax rates, except in certain circumstances where the dividends are attributable to income that has been subject to corporate-level tax. This legislation could cause individual investors to view stock in non-REIT corporations that pay dividends as more attractive than stock in REITs, which may negatively affect the value of our common stock. We cannot predict what effect, if any, the reduction in the tax rate on certain non-REIT dividends may have on the value of our stock, either in terms of price or relative to other potential investments.

Even if we qualify as a REIT, we are required to pay some taxes, which may result in less cash available for distribution to stockholders.

     Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, state and local taxes on our income and property. For example, if we have net income from “prohibited transactions,” that income will be subject to a 100% federal tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we undertake sales of assets that become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions. There can be no assurance, however, that the IRS would not contend otherwise. In addition, we may have to pay some state or local income taxes because not all states and localities treat REITs the same as they are treated for federal income tax purposes. Several of our corporate subsidiaries have elected to be treated as “taxable REIT subsidiaries” for federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation and is limited in its ability to deduct interest payments made to us. In addition, we will be subject to a 100% penalty tax on some payments that we receive if the economic arrangements among our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties. To the extent that we, or any taxable REIT subsidiary, are required to pay federal, state or local taxes, we will have less cash available for distribution to stockholders.

Item 2.	Properties

Office Property Portfolio

     The supply of, and demand for, office space affect the performance of our office property portfolio. Macroeconomic conditions, such as current and expected economic trends, business and consumer confidence and employment levels, drive this demand.

     Over the next several years, we plan to continue to concentrate our capital on our core markets and to exit selectively from investments in our secondary markets in an orderly fashion as we have done in the past. We expect principally to redeploy proceeds from sales into debt repayment and investment in Class A office buildings in our core markets. We consider Class A office buildings to be buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates and that are modern structures or have been modernized to compete with newer buildings.

     Geographic Diversity

     Our geographically diversified asset base makes it more likely that we will be able to generate sustainable cash flows throughout the various phases of economic cycles than if we were less diversified. The following table summarizes the major city focus and geographic distribution of our U.S. office property portfolio at December 31, 2003.

U.S. Office Portfolio Summary
(At December 31, 2003)

		Total Managed Area		Owned Area			Average
	No.						In-place
	of					Occupancy Weighted	Gross Rent
	Properties	000s sq. ft.	%	000s sq. ft.	%	on Owned Area	$ per sq. ft.
Core Markets
Atlanta	7	4,616	11%	4,616	12%	85.8%	$20.40
Chicago	4	2,434	6%	2,434	6%	95.1%	26.60
Dallas	5	5,991	14%	5,225	13%	80.7%	19.50
Houston	6	6,580	15%	6,056	15%	84.9%	19.20
Los Angeles Area	4	2,452	6%	2,262	6%	84.8%	26.90
New York Area	7	7,913	19%	6,462	16%	97.3%	30.80
Washington, D.C. Area	18	4,436	10%	4,436	11%	87.1%	26.00

Total Core Markets	51	34,422	81%	31,491	79%	88.0%	$24.10

Secondary Markets
Charlotte	2	1,368	3%	1,368	3%	98.2%	$19.40
Minneapolis	1	813	2%	813	3%	60.1%	14.20
Pittsburgh	1	1,468	4%	1,468	4%	79.1%	18.70
St. Louis	2	1,378	3%	1,378	3%	85.0%	20.70
Other	7	3,038	7%	3,038	8%	77.9%	18.50

Total Secondary Markets	13	8,065	19%	8,065	21%	81.0%	$18.90

Total U.S. Office Properties	64	42,487	100%	39,556	100%	86.6%	$23.10

     In-place gross rents consist of the amounts paid under our leases including the costs of providing services and taxes. In-place gross rents exclude straight-line rent adjustments. In 2003, based upon our total managed area, leases expired at an average gross rent of approximately $20.64 per square foot and were generally being signed at an average gross rent per square foot of approximately $20.75. Based upon our owned area, leases expired at an average gross rent of approximately $20.62 per square foot and were generally being signed at an average gross rent per square foot of approximately $20.02.

     Lease Profile

     For our U.S. office portfolio, market rents at December 31, 2003 were on average approximately 2% below our average in-place rents. Over the next five years, beginning in 2004, scheduled lease expirations in our office portfolio average approximately 9.6% annually, based on our owned space at December 31, 2003. The data in the table are based on our owned area. Expiring gross rents exclude straight-line rent adjustments.

Scheduled Annual Expirations of Office Leases(1)
(At December 31, 2003)

	2004 Expirations				2005 Expirations				2006 Expirations
	000s				000s				000s
	sq. ft.	%	$ psf	%	sq. ft	%	$ psf	%	sq. ft	%	$ psf	%
Core Markets
Atlanta	564	12.2%	$19.72	11.8%	542	11.7%	$19.66	11.3%	606	13.1%	$22.04	14.2%
Chicago	240	9.9%	24.08	8.9%	110	4.5%	27.65	4.7%	339	13.9%	22.49	11.8%
Dallas	405	7.8%	17.72	7.0%	433	8.3%	20.69	8.8%	333	6.4%	20.13	6.6%
Houston	923	15.2%	19.07	15.1%	273	4.5%	20.98	4.9%	314	5.2%	21.33	5.8%
Los Angeles Area	254	11.2%	26.30	11.0%	206	9.1%	26.22	8.9%	194	8.6%	27.95	8.9%
New York Area	988	15.3%	30.55	15.2%	443	6.9%	33.86	7.5%	229	3.5%	39.35	4.5%
Washington, D.C. Area	382	8.6%	24.99	8.3%	665	15.0%	24.42	14.1%	263	5.9%	32.64	7.4%

Total Core Markets	3,756	11.9%	$23.45	11.6%	2,672	8.5%	$24.34	8.6%	2,278	7.2%	$25.20	7.6%

Secondary Markets
Charlotte	20	1.5%	$27.32	2.1%	260	19.0%	$24.96	24.5%	198	14.5%	$23.83	17.8%
Minneapolis	140	17.2%	16.84	20.4%	7	0.9%	18.77	1.1%	50	6.2%	19.45	8.4%
Pittsburgh	156	10.6%	19.39	11.0%	101	6.9%	19.18	7.1%	121	8.2%	20.58	9.1%
St. Louis	77	5.6%	20.97	5.7%	238	17.3%	17.89	14.9%	56	4.1%	17.35	3.4%
Other	416	13.7%	17.90	13.2%	397	13.1%	17.39	12.3%	313	10.3%	18.94	10.5%

Total Secondary Markets	809	10.0%	$18.53	9.8%	1,003	12.4%	$19.66	12.9%	738	9.2%	$20.43	9.9%

Total – Owned Area	4,565	11.5%	$22.58	11.3%	3,675	9.3%	$23.06	9.3%	3,016	7.6%	$24.03	7.9%

Total Area	4,847	11.4%	$23.05		3,820	9.0%	$23.67		3,141	7.4%	$24.59

	2007 Expirations				2008 Expirations
	000s				000s
	sq. ft	%	$ psf	%	sq. ft	%	$ psf	%
Core Markets
Atlanta	574	12.4%	$21.59	13.2%	525	11.4%	$19.49	10.9%
Chicago	196	8.1%	26.36	8.0%	156	6.4%	24.65	5.9%
Dallas	932	17.8%	19.18	17.5%	246	4.7%	21.35	5.2%
Houston	396	6.5%	23.69	8.1%	722	11.9%	22.15	13.8%
Los Angeles Area	153	6.8%	27.47	6.9%	127	5.6%	32.16	6.7%
New York Area	179	2.8%	32.88	3.0%	358	5.5%	34.64	6.2%
Washington, D.C. Area	709	16.0%	31.07	19.1%	556	12.5%	32.20	15.5%

Total Core Markets	3,139	10.0%	$24.51	10.1%	2,690	8.5%	$25.91	9.2%

Secondary Markets
Charlotte	48	3.5%	$15.59	2.8%	89	6.5%	$23.72	8.0%
Minneapolis	48	5.9%	10.30	4.3%	158	19.4%	12.75	17.4%
Pittsburgh	127	8.7%	20.70	9.6%	140	9.5%	17.82	9.1%
St. Louis	234	17.0%	27.94	22.9%	161	11.7%	22.12	12.5%
Other	532	17.5%	20.35	19.3%	392	12.9%	21.17	14.8%

Total Secondary Markets	989	12.3%	$21.46	13.9%	940	11.7%	$19.66	12.1%

Total — Owned Area	4,128	10.4%	$23.78	10.7%	3,630	9.2%	$24.30	9.7%

Total Area	4,269	10.0%	$23.88		3,767	8.9%	$25.02

(1)	Expiring gross rents represent base rents at time of expiration plus current expense reimbursements and exclude straight line rent. Expiring percentages are based on owned area except for the row “Total Area”, which is based on total area.

     Over the last three years, we have leased approximately 21.8 million square feet of new and renewal space. Occupancy for the entire portfolio based on owned area was approximately 86.6% at December 31, 2003, down from approximately 89.0% at December 31, 2002.

     Tenant Diversity

     Our diversified tenant base adds to the durability of our future cash flow. The following table summarizes the breadth and diversity by industry of the approximately 2,300 tenants in the portfolio at December 31, 2003.

Industry	% Owned Area
Banking/Securities Brokers	16%
Legal Services	11%
Miscellaneous Business Services	7%
Computers/Communications	7%
Insurance/Non-Bank Financial	7%
Oil & Gas	6%
Wholesalers/Retailers	5%
Government	5%
Engineering/Architectural Services	5%
Transportation	3%

     This large tenant base and strong position in key markets allows us to take advantage of economies of scale and drive internal growth in the areas of parking, telecommunications and antennas, specialty retail leasing, signage and branding opportunities, energy and national purchasing contracts.

     Our ten largest tenants accounted for approximately 20% of our gross rent revenue, excluding straight-line rent adjustments for the year ended December 31, 2003. No single tenant accounted for more than approximately 4% of our gross rent revenue, excluding straight-line rent adjustments for the year ended December 31, 2003. The following table sets forth information concerning our ten largest tenants at December 31, 2003.

	% Rent
Top Ten Tenants by Rental Revenue	Revenue(1)	% Owned Area
Wachovia/Prudential Financial Advisors	4%	4%
Government Services Administration	3%	2%
Goldman Sachs	2%	2%
Bank of America	2%	2%
Continental Airlines	2%	2%
Devon Energy Corporation	2%	2%
Ernst & Young	2%	1%
Fried, Frank, Harris	1%	1%
Kellogg Brown & Root	1%	1%
Jones Apparel Group	1%	1%

Total Top Ten Tenants	20%	18%

(1)	Represents base rent plus expense reimbursements and excludes straight-line rent.

     Our Top Office Properties

     The following table summarizes our top ten properties based on contribution to our rent revenue for the year ended December 31, 2003. All of the properties in the table are 100% owned unless otherwise indicated.

Top Ten Properties by
Rental Revenue Contribution		% Rent Revenue(1)	% Owned Area

One New York Plaza	New York, NY	7%	6%
Allen Center	Houston, TX	7%	8%
The Grace Building (50%)	New York, NY	4%	2%
Ernst & Young Plaza	Los Angeles, CA	3%	3%
Galleria Towers	Dallas, TX	3%	4%
Newport Tower	Jersey City, NJ	3%	3%
1411 Broadway (50%)	New York, NY	3%	1%
Renaissance Tower	Dallas, TX	3%	4%
110 William Street	New York, NY	3%	2%
Gateway Center	Pittsburgh, PA	2%	4%

Total Top Ten Properties		38%	37%

(1)	Represents base rent plus expense reimbursements and includes straight-line rent.

     Investment in Sears Tower

     On December 3, 1997, we purchased a subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois, for approximately $70.0 million and became the residual beneficiary of the trust that holds title to the Sears Tower. The outstanding balance of the subordinated mortgage, including accrued interest, was approximately $294.0 million at acquisition. At December 31, 2002, the Sears Tower was held by a trust established for the benefit of an affiliate of Sears, Roebuck and Co. The trust had a scheduled termination date of January 1, 2003, at which time the assets of the trust, subject to a participating first mortgage, were to be distributed to us as the residual beneficiary. The subordinated mortgage was subordinate to an existing non-recourse participating first mortgage.

     The subordinated mortgage held by us, which was to mature in July 2010, had certain participation rights to the extent of available cash flow. Since acquisition, we had not been accruing interest income on the subordinated mortgage due to the uncertainty regarding ultimate collectibility of accrued interest. In 2002, a loss provision of approximately $48.3 million was recorded to reduce the carrying value of our investment in the Sears Tower to its estimated fair value of approximately $23.6 million.

     On August 28, 2003, we sold our interest in the subordinated mortgage to Metropolitan Life Insurance Company, the holder of the first mortgage, for approximately $9.0 million. During the third quarter of 2003, we recognized a loss on the sale of our interest in the subordinated mortgage to Metropolitan Life Insurance Company of approximately $15.5 million. In addition, we recognized a tax benefit related to this transaction of approximately $12.0 million which is included in benefit (provision) for income and other corporate taxes. Metropolitan Life Insurance Company has retained us as leasing and management agent for the Sears Tower on a third-party basis.

Retail/Entertainment Properties

     At December 31, 2003, we owned one retail/entertainment property, Hollywood & Highland in Los Angeles, California, which is a 645,000-square-foot complex. We also developed a 640-room hotel as part of the complex, which is being held in a joint venture that is consolidated in our financial statements as of December 31, 2003. The complex opened on November 8, 2001. The hotel opened on December 26, 2001. The retail portion of the project was 84.8% occupied at December 31, 2003. On February 27, 2004 we sold the Hollywood & Highland complex for gross proceeds of approximately $201.0 million. In conjunction with the sale, we paid off and retired approximately $214.1 million of mortgage debt related to the Hollywood & Highland complex.

     In January 2003, we sold Paseo Colorado, a 565,000-square-foot, mixed-use re-development in Pasadena, California, for approximately $113.5 million of gross proceeds.

     In the fourth quarter of 2001, we recorded an allowance for loss related to Hollywood & Highland and Desert Passage, a 475,000 square-foot hotel and casino complex in Las Vegas, Nevada, of approximately $239.4 million. This allowance for loss reflected the negative impact of the September 2001 terrorist attacks on tourism, upon which Hollywood & Highland and Desert Passage depend for a significant portion of their visitors. In addition, Desert Passage was impacted by the September 2001 filing of a Chapter 11 reorganization by the unaffiliated owners of the Aladdin Hotel and Casino, which is adjacent to Desert Passage and upon which Desert Passage further depends for a significant portion of its visitors.

     The results of operations of both projects did not meet the levels expected in 2002 and we believed the fair value of these properties had declined further. Accordingly, an additional provision for loss in the amount of approximately $238.4 million was recorded for the year ended December 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002.”

     In July 2003, we reached an agreement in which we agreed to end litigation and resolve standing disputes concerning the development and subsequent bankruptcy of the hotel and casino adjacent to our Desert Passage project. In exchange for our agreement to end the development litigation and our agreement to permit and assist in the re-theming of the hotel and casino complex, the other parties to the litigation agreed to dismiss all claims against us. This settlement agreement was approved by the United States Bankruptcy Court for the District of Nevada in August 2003. In the third quarter of 2003, we recognized a gain on lawsuit settlement of approximately $26.7 million comprised primarily of the forgiveness of debt. We did not receive any cash proceeds from the litigation settlement.

     In December 2003, we sold Desert Passage for approximately $239.1 million of net proceeds. The gain on sale of Desert Passage was approximately $26.5 million. In addition, we recorded a loss on early debt retirement of approximately $0.9 million comprised primarily of the write-off of deferred financing fees.

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

     The amount of the credit facility available to be borrowed at any time is determined by the encumbered properties we, or our subsidiaries that guarantee the credit facility, own that satisfy certain conditions of eligible properties. These conditions are not uncommon for credit facilities of this nature. As of December 31, 2003, the amount eligible to be borrowed was approximately $217.0 million, none of which was outstanding. During 2004, the amount available to be borrowed will likely fluctuate. The capacity under the facility may decrease as we sell or place permanent debt on assets currently supporting the facility. In addition, the capacity may decrease if assets no longer meet certain eligibility requirements. Likewise, the capacity under the facility may increase as certain assets become encumbered by the facility or otherwise meet the eligibility requirements of the facility. During 2004, we expect the outstanding balance to fluctuate. The outstanding balance will likely increase from time to time as we use funds from the facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. Likewise, any outstanding balance may be reduced as a result of proceeds generated from asset sales, secured borrowings, operating cash flow and other sources of liquidity.

     Under our credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restrictions on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants include the requirement for our total leverage ratio not to exceed 65%, with the exception that the total leverage ratio could reach 67.5% for one calendar quarter in 2003; the requirement for our interest coverage ratio to be greater than 2.0 times; and the requirement for our net worth to be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the revolving credit facility agreement). If we are in default in respect of our obligations under the credit facility, dividends will be limited to the amount necessary to maintain REIT status. At December 31, 2003, we were in compliance with these covenants.

TrizecHahn Office Properties Trust Commercial Mortgage Pass-Through Certificates

     In May 2001, we refinanced approximately $1.16 billion of existing long-term debt through the private placement issuance by a special-purpose vehicle created by one of our subsidiaries of approximately $1.44 billion of commercial mortgage pass-through certificates. As of December 31, 2003, the balance of these certificates was approximately $1.40 billion. The certificates are backed by mortgages that secure non-recourse loans on 25 of our office properties and have maturities of five, seven and ten years. At December 31, 2003, the weighted average interest rate on this debt was approximately 4.7%.

One New York Plaza Trust Commercial Mortgage Pass-Through Certificates

     In May 1999, we entered into a non-recourse acquisition loan in the amount of approximately $245.9 million to fund a portion of the purchase price for One New York Plaza. The loan is secured by a first mortgage on the property, bears an interest rate of 7.3% and matures in May 2006. Subsequently, the loan was securitized through the private issuance of approximately $245.9 million of commercial mortgage pass-through certificates. The certificates are backed by the non-recourse mortgage loan on the property. At December 31, 2003, approximately $235.0 million was outstanding under this facility.

Desert Passage Credit Facility

     In May 1998, one of our subsidiaries entered into a loan agreement with a group of banks to finance the construction of Desert Passage. The original loan facility in the total amount of approximately $194.0 million was amended in August 2002. At the time of the amendment, the amount of the loan was fixed at approximately $178.0 million, we became a co-borrower of the loan and the maturity was extended until May 2005. The loan was secured by a mortgage on the property and was also guaranteed by certain of our other subsidiaries. Interest was calculated periodically on a variable rate basis using a spread over LIBOR. In December 2003, we paid off and retired the Desert Passage credit facility in conjunction with the sale of Desert Passage. We recorded a loss on early debt retirement of approximately $0.9 million comprised primarily of the write-off of deferred financing fees.

Hollywood & Highland Credit Facility

     In May 1999, one of our subsidiaries entered into a loan agreement with a group of banks to finance the construction of the retail and entertainment component of the Hollywood & Highland project. The total loan facility was in the amount of approximately $150.0 million, of which approximately $140.6 million had been drawn as of December 31, 2003. The loan was secured by a mortgage on the property and was also guaranteed by us. Interest was calculated periodically on a variable rate basis using a spread over LIBOR. On May 10, 2002, the maturity date of this loan was extended to May 2004. The Hollywood & Highland credit facility was paid off and retired in conjunction with the sale of the Hollywood & Highland complex on February 27, 2004.

Hollywood & Highland Hotel Credit Facility

     In April 2000, one of our subsidiaries entered into a loan agreement with a group of banks to finance the construction of the Hollywood & Highland Hotel, of which we owned a 91.5% interest at December 31, 2003 and is consolidated in our financial statements as of December 31, 2003. The total loan facility was in the amount of approximately $98.0 million, of which approximately $74.0 million had been drawn as of December 31, 2003 (approximately $67.7 million at our pro rata share). The loan was secured by a mortgage on the property and was also guaranteed by us. In April 2003, the joint venture amended and restated this loan, which had been scheduled to mature in April 2003. As part of the amended contract, on April 11, 2003, the Hollywood & Highland Hotel joint venture paid approximately $15.3 million to reduce the outstanding balance to approximately $78.0 million. The joint venture was also required to make a further payment of approximately $4.0 million in October 2003 and was required to make another payment of approximately $4.0 million in April 2004, so that the balance of the loan outstanding in April 2004 would be approximately $70.0 million. In April 2004, the loan was to be subject to a potential additional paydown based on a new appraisal. This loan was scheduled to mature in April 2005. The Hollywood & Highland Hotel credit facility was paid off and retired in conjunction with the sale of the Hollywood & Highland complex on February 27, 2004.

Mortgage Debt and Other Loans

     The following table sets forth information concerning mortgage debt and other loans as of December 31, 2003. The economic interest of our owning entity is 100% unless otherwise noted.

		Maturity	Current	Principal	Term to
Property/(ownership)(1)	F/V(2)	Date	Rate	Balance	Maturity
(At December 31, 2003)				($ 000’s)	(Years)
CMBS Transaction
Class A-1 FL	V	15-Apr-06	1.46%	$229,819	2.3
Class A-2	F	15-May-11	6.09%	69,306	7.4
Class A-3 FL	V	15-Mar-08	1.55%	236,700	4.2
Class A-3	F	15-Mar-08	6.21%	78,900	4.2
Class A-4	F	15-May-11	6.53%	240,600	7.4
Class B-1 FL	V	15-Apr-06	1.60%	42,901	2.3
Class B-3 FL	V	15-Mar-08	1.70%	43,500	4.2
Class B-3	F	15-Mar-08	6.36%	14,500	4.2
Class B-4	F	15-May-11	6.72%	47,000	7.4
Class C-3	F	15-Mar-08	6.52%	101,400	4.2
Class C-4	F	15-May-11	6.89%	45,600	7.4
Class D-3	F	15-Mar-08	6.94%	106,100	4.2
Class D-4	F	15-May-11	7.28%	40,700	7.4
Class E-3	F	15-Mar-08	7.25%	73,300	4.2
Class E-4	F	15-May-11	7.60%	32,300	7.4

Pre-swap:			4.65%	$1,402,626	4.9
Post-swap:(3)(4)			5.55%	$1,402,626	4.9

Renaissance Tower	F	Jan-10	4.98%	$92,000	6.0
Galleria Towers I, II and III(5)	F	May-04	6.79%	133,821	0.4
Ernst & Young Plaza (6)	V	Jun-04	3.91%	120,000	0.4
One New York Plaza	F	May-06	7.27%	235,023	2.3
1065 Ave. of the Americas (99%)	F	Dec-04	7.18%	36,791	0.9
Newport Tower	F	Nov-04	7.09%	103,798	0.8
2000 L Street, N.W.	F	Aug-07	6.26%	56,100	3.6
Watergate Office Building	F	Feb-07	8.02%	17,703	3.1
1400 K Street, N.W.	F	May-06	7.20%	21,614	2.3
Bethesda Crescent	F	Jan-08	7.10%	32,992	4.0
Bethesda Crescent	F	Jan-08	6.70%	2,734	4.0
Twinbrook Metro Plaza	F	Sep-08	6.65%	16,613	4.7
Two Ballston Plaza	F	Jun-08	6.91%	26,751	4.4
Sunrise Tech Park	F	Jan-06	6.75%	23,172	2.0
Gateway Center	F	Sep-10	8.50%	40,396	6.7
Metropolitan Square	F	Jan-08	7.05%	85,233	4.0
250 West Pratt Street	F	Apr-05	6.77%	28,990	1.3
Bank of America Plaza (Columbia)	F	Mar-05	6.90%	20,317	1.2
One Alliance Center	F	Jul-13	4.78%	69,586	9.5
151 Front Street(7)	V	Jul-05	6.01%	20,420	1.5
Revolving Credit Facility	V	Dec-04	—	—	1.0
Other — Fixed	F	Various	5.84%	19,378	7.0
Other — Variable	V	Various	4.00%	205	0.5

Consolidated Office Mortgage and Other Debt			5.96%	$2,606,263	4.0

		Maturity	Current	Principal	Term to
Property/(ownership)(1)	F/V(2)	Date	Rate	Balance	Maturity
(At December 31, 2003)				($ 000’s)	(Years)
Hollywood & Highland- Hotel(8)	V	Apr-05	4.31%	$74,000	1.3
Hollywood & Highland- Hotel(8)	F	Apr-07	3.00%	5,000	3.3
Hollywood & Highland- Hotel-Other(8)	F	Nov-06	13.59%	2,518	2.9
Hollywood & Highland-Retail(4)(8)	V	May-04	3.99%	140,553	0.4
Hollywood & Highland-Other(8)	F	Nov-06	13.59%	8,398	2.9
Hollywood & Highland-Other(8)	F	Apr-29	0.00%	30,243	25.3

Consolidated Retail Mortgage and Other Debt			4.00%	$260,712	3.7

Total Consolidated Debt			5.78%	$2,866,975	4.0

Bank One Center (50%)	V	Dec-04	5.43%	$65,279	0.9
Marina Towers (50%)	F	Aug-07	7.92%	15,353	3.6
The Grace Building (50%)	F	Mar-05	7.50%	54,146	1.2
The Grace Building (50%)	V	Mar-04	4.62%	10,380	0.2
World Apparel Center (50%)	F	Mar-05	7.50%	49,981	1.2
World Apparel Center (50%)	V	Mar-04	4.62%	9,582	0.2
1460 Broadway (50%)	V	May-05	2.69%	12,475	1.4
Waterview (80%)	V	Sep-04	6.25%	15,516	0.7

Unconsolidated Real Estate Joint Venture Mortgage Debt			6.36%	$232,712	1.2

	Current	Principal	Term to
Total Mortgage and Other Debt(9)	Rate(3)(4)	Balance	Maturity
		($ 000’s)	(Years)
Office	5.99%	2,838,975	3.8
Retail	4.00%	260,712	3.7

	5.83%	$3,099,687	3.8

(1)		The economic interest of our owning entity in the associated asset is 100% unless otherwise noted.

(2)		“F” refers to fixed rate debt, “V” refers to variable rate debt. References to “V” represent the underlying loan, some of which have been fixed through hedging instruments.

(3)		Reflects $150 million of the seven year floating rate tranche of the CMBS loan that has been swapped from one-month LIBOR plus spread to 6.02% fixed rate.

(4)		Reflects notional allocation of $500 million in interest rate swap contracts fixing LIBOR at 2.61%. Notional allocations are noted below:

	-	$403 million of the floating rate tranches of the CMBS loan has been notionally swapped from one-month LIBOR plus spread to a fixed rate of 2.67% plus spread.

	-	$97 million of the Hollywood Retail debt has been notionally swapped from one-month LIBOR plus spread to 2.36% plus spread.

(5)		This mortgage debt was paid off and retired in January 2004.

(6)		This mortgage debt was refinanced in January 2004 with a mortgage loan maturing in February 2014.

(7)		This mortgage debt was paid off and retired in conjunction with the sale of 151 Front Street in January 2004.

(8)		This debt was paid off and retired or assumed by the purchaser in conjunction with the sale of the Hollywood & Highland complex in February 2004.

(9)		Includes our pro rata share of unconsolidated real estate joint ventures.

PROPERTY PORTFOLIO

U.S. Office Properties

     Operating Properties

     The following table sets forth key information as of December 31, 2003 with respect to our operating U.S. office properties. The economic interest of our owning entity is 100% unless otherwise noted. The total occupancy rates for the markets and portfolio as a whole in the table are weighted based on owned area.

		Year of		Owned
		completion/	Total area	area	Occupancy weighted
Name (Ownership)	Location	renovation	(sq. ft.)	(sq. ft.)	on owned area (1)
Core Markets
Atlanta
Interstate North Parkway	Atlanta, GA	1973/84/01	955,000	955,000	92.9%
Colony Square	Atlanta, GA	1970/73/95	837,000	837,000	79.5%
The Palisades	Atlanta, GA	1981/83/99	627,000	627,000	84.5%
Newmarket Business Park	Atlanta, GA	1979/89	617,000	617,000	88.8%
One Alliance Center	Atlanta, GA	2001	558,000	558,000	96.6%
Lakeside Centre	Atlanta, GA	1984/86	518,000	518,000	70.3%
Midtown Plaza	Atlanta, GA	1984/85	504,000	504,000	85.1%

Total — Atlanta	(7 properties)		4,616,000	4,616,000	85.8%

Chicago
Two North LaSalle	Chicago, IL	1979/00	692,000	692,000	95.5%
10 South Riverside	Chicago, IL	1965/99	685,000	685,000	91.6%
120 South Riverside	Chicago, IL	1967/99	685,000	685,000	98.0%
550 West Washington	Chicago, IL	2000	372,000	372,000	95.6%

Total — Chicago	(4 properties)		2,434,000	2,434,000	95.1%

Dallas
Renaissance Tower	Dallas, TX	1974/92	1,739,000	1,739,000	82.3%
Bank One Center (50%)	Dallas, TX	1987	1,531,000	765,000	80.2%
Galleria Towers I, II and III	Dallas, TX	1982/85/91	1,418,000	1,418,000	88.5%
Plaza of the Americas	Dallas, TX	1980	1,176,000	1,176,000	70.2%
Park Central I	Dallas, TX	1970/71	127,000	127,000	72.4%

Total — Dallas	(5 properties)		5,991,000	5,225,000	80.7%

Houston
Allen Center	Houston, TX	1972/78/80/95	3,184,000	3,184,000	85.7%
Cullen Center
Continental Center I	Houston, TX	1984	1,110,000	1,110,000	81.1%
Continental Center II	Houston, TX	1971	449,000	449,000	88.5%
Kellogg Brown & Root Tower (50%)	Houston, TX	1978	1,048,000	524,000	88.1%
500 Jefferson	Houston, TX	1962/83	390,000	390,000	65.4%
3700 Bay Area Blvd	Houston, TX	1986	399,000	399,000	100.0%

Total — Houston	(6 properties)		6,580,000	6,056,000	84.9%

Los Angeles Area
Ernst & Young Plaza	Los Angeles, CA	1985	1,245,000	1,245,000	82.7%
Marina Towers (50%)	Los Angeles, CA	1971/76	381,000	191,000	71.1%
Landmark Square	Long Beach, CA	1991	443,000	443,000	93.3%
Shoreline Square	Long Beach, CA	1988	383,000	383,000	88.8%

Total — Los Angeles Area	(4 properties)		2,452,000	2,262,000	84.8%

New York Area
One New York Plaza	New York, NY	1970/95	2,458,000	2,458,000	99.6%
The Grace Building (50%)	New York, NY	1971/2002	1,518,000	758,000	99.3%
1411 Broadway (50%)	New York, NY	1970	1,151,000	574,000	99.1%
110 William Street	New York, NY	1960/99	868,000	868,000	97.2%
1065 Ave. of the Americas (99%)	New York, NY	1958	665,000	659,000	81.4%
1460 Broadway (50%)	New York, NY	1951/2000	215,000	107,000	100.0%
Newport Tower	Jersey City, NJ	1990	1,038,000	1,038,000	99.0%

Total — New York Area	(7 properties)		7,913,000	6,462,000	97.3%

Washington, D.C. Area
2000 L Street, N.W.	Washington, D.C.	1968/98	383,000	383,000	97.8%
Watergate Office Building	Washington, D.C.	1965/91	261,000	261,000	96.3%

		Year of completion/	Total area	Owner area	Occupancy weighted
Name (Ownership)	Location	Renovation	(sq. ft.)	(sq. ft.)	on owned area (1)
1225 Connecticut, N.W.	Washington, D.C.	1968/94	217,000	217,000	99.4%
1400 K Street, N.W.	Washington, D.C.	1982/2002	189,000	189,000	73.0%
1250 Connecticut, N.W.	Washington, D.C.	1964/96	172,000	172,000	100.0%
1250 23rd Street, N.W.	Washington, D.C.	1990	116,000	116,000	100.0%
2401 Pennsylvania	Washington, D.C.	1991	77,000	77,000	93.3%

Washington, D.C.	(7 properties)		1,415,000	1,415,000	94.7%

Bethesda Crescent	Bethesda, MD	1987	269,000	269,000	87.9%
Twinbrook Metro Plaza	Rockville, MD	1986	165,000	165,000	100.0%
Silver Spring Metro Plaza	Silver Spring, MD	1986	688,000	688,000	81.1%
Silver Spring Centre	Silver Spring, MD	1987	216,000	216,000	99.0%

Suburban Maryland	(4 properties)		1,338,000	1,338,000	87.7%

Beaumeade Corporate Park	Ashburn, VA	1990/98/2000	460,000	460,000	100.0%
Two Ballston Plaza	Arlington, VA	1988	223,000	223,000	61.5%
1550 Wilson Boulevard	Arlington, VA	1983	134,000	134,000	98.8%
1560 Wilson Boulevard	Arlington, VA	1987	128,000	128,000	98.3%
Reston Unisys	Reston, VA	1980	238,000	238,000	100.0%
One Reston Place	Reston, VA	2000	185,000	185,000	0.0%
Sunrise Tech Park	Reston, VA	1983/85	315,000	315,000	80.9%

Northern Virginia	(7 properties)		1,683,000	1,683,000	80.1%

Total — Washington, D.C. Area	(18 properties)		4,436,000	4,436,000	87.1%

Secondary Markets

Charlotte
Bank of America Plaza	Charlotte, NC	1974	891,000	891,000	98.5%
First Citizens Plaza	Charlotte, NC	1985	477,000	477,000	97.7%

Total — Charlotte	(2 properties)		1,368,000	1,368,000	98.2%

Minneapolis
Northstar Center	Minneapolis, MN	1916/62/86	813,000	813,000	60.1%

Total — Minneapolis	(1 property)		813,000	813,000	60.1%

Pittsburgh
Gateway Center	Pittsburgh, PA	1952/60	1,468,000	1,468,000	79.1%

Total — Pittsburgh	(1 Property)		1,468,000	1,468,000	79.1%

St. Louis
Metropolitan Square	St. Louis, MO	1989	1,041,000	1,041,000	87.1%
St. Louis Place	St. Louis, MO	1983	337,000	337,000	78.3%

Total — St. Louis	(2 properties)		1,378,000	1,378,000	85.0%

Other
250 West Pratt Street	Baltimore, MD	1986	368,000	368,000	79.2%
Bank of America Plaza	Columbia, SC	1989	303,000	303,000	85.6%
1441 Main Street	Columbia, SC	1988	274,000	274,000	93.4%
1333 Main Street	Columbia, SC	1983	225,000	225,000	81.5%
Borden Building	Columbus, OH	1974	569,000	569,000	69.1%
Capital Center II & III	Sacramento, CA	1984/85	529,000	529,000	74.3%
Williams Center I & II	Tulsa, OK	1982/83	770,000	770,000	76.7%

Total — Other	(7 properties)		3,038,000	3,038,000	77.9%

Total	(64 properties)		42,487,000	39,556,000	86.6%

(1)	Occupancy as shown is weighted on owned area.

     Other Properties

     The following table sets forth key information as of December 31, 2003 with respect to our other properties. The economic interest of our owning entity is 100% unless otherwise noted.

				Owned
		Year of completion/	Total area	area
Name (Ownership)	Location	renovation	(sq. ft.)	(sq. ft.)	Occupancy
151 Front Street(1)	Toronto, ON	1954/2000	272,000	272,000	77.6%
Hollywood & Highland(2)
Retail	Los Angeles, CA	2001	645,000	645,000	84.8%
Hotel (91.5%)	Los Angeles, CA	2001	600,000	546,000	n/a

			1,517,000	1,463,000

(1)	This property was sold in January 2004 for gross proceeds of approximately $59.2 million.

(2)	This property was sold in February 2004 for gross proceeds of approximately $201.0 million.

Item 3.	Legal Proceedings

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

     We did not submit any matters to a vote of our security holders during the fiscal quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Our Common Stock

     Our common stock began regular trading on the New York Stock Exchange under the symbol “TRZ” on May 8, 2002, the effective date of the corporate reorganization. Prior to that time, there was no public market for our common stock. As of March 5, 2004, there were approximately 312 holders of record of our common stock. This does not include beneficial owners of our common stock whose shares are held in “street name” with a broker. The following table shows the high and low sale prices per share of our common stock as reported on the New York Stock Exchange, as well as dividends declared on our common stock, for the periods indicated:

			Distribution
Quarterly Period Ended	High	Low	Declared
December 31, 2003	$15.97	$12.25	$0.2000
September 30, 2003	12.50	11.04	0.2000
June 30, 2003	11.64	8.58	0.2000
March 31, 2003	10.05	8.11	0.2000
December 31, 2002	11.35	8.60	0.0875
September 30, 2002	16.81	10.60	0.0875
June 30, 2002 (Commencing May 8, 2002)	17.29	16.04	0.0875

Dividend Policy

     Our policy is to make distributions to the holders of our common stock in an amount that is at least equal to the minimum amount required to maintain REIT status each year through regular dividends.

     Under our existing credit facility, we are restricted from paying dividends or distributions that would exceed 90% of our funds from operations (as defined in the revolving credit facility agreement), except as necessary to maintain our REIT status.

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

     The shares of common stock to be sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-11 (Registration No. 333-84878) that was declared effective by the Securities and Exchange Commission on May 2, 2002. The Registration Statement was amended by a Post-Effective Amendment No. 1 to Form S-11 on Form S-3 (Registration No. 333-84878), which was declared effective on October 21, 2003. The shares of common stock are being offered on a continuing basis pursuant to Rule 415 under the Securities Act of 1933, as amended. We did not engage an underwriter for the offering and the aggregate price of the offering amount registered was $143,115,000.

     During the period from May 8, 2002 to December 31, 2003, 936,656 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.

     During the period from May 8, 2002 to December 31, 2003, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering upon exercise of the warrants were approximately $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.

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

     As described in Note 1 to our consolidated financial statements, the following financial statements include, on a consolidated basis (as of December 31, 2003 and 2002, and for the year ended December 31, 2003) and a combined consolidated basis (as of December 31, 2001, 2000 and 1999, and for the years ended December 31, 2002, 2001, 2000 and 1999), the U.S. assets of TrizecHahn Corporation, substantially all of which are owned and operated by Trizec Properties and Trizec R & E Holdings, Inc. (“TREHI”, formerly known as TrizecHahn Developments Inc.), TrizecHahn’s two primary U.S. operating and development companies prior to March 14, 2002. Prior to March 14, 2002, TREHI was a wholly-owned subsidiary of TrizecHahn. Accordingly, the organization presented in the following financial statements was not a legal entity for all periods presented.

	For the years ended December 31
	2003	2002	2001	2000	1999
	(in millions)
Operating Data:
Revenues:
Rentals and recoveries from tenants	$746.9	$763.4	$722.2	$721.0	$654.1

Total revenue	848.2	873.1	835.8	826.8	758.6

Expenses:
Operating and property taxes	406.6	399.3	350.0	340.0	318.1
General and administrative, exclusive of stock option grant expense	39.3	44.9	25.9	18.4	16.7
Depreciation and amortization	173.0	162.1	146.8	147.5	127.5
Stock option grant expense	1.1	5.2	—	—	—
Reorganization (recovery) costs	—	(3.3)	15.9	6.7	5.0
Provision for loss on real estate	—	142.4	240.5	3.7	—
Loss on and provision for loss on investment	15.5	60.8	15.4	—	—

Total expenses	635.5	811.4	794.5	516.3	467.3

Operating income	212.7	61.7	41.3	310.5	291.3

Other income (expense):
Interest and other income	8.4	7.4	14.3	8.4	7.1
Interest expense	(175.5)	(179.6)	(140.0)	(255.3)	(224.8)
Gain (loss) on early debt retirement	2.3	—	(18.0)	(1.5)	—
Gain on lawsuit settlement	26.7	—	—	—	—
Recovery on insurance claims	7.0	3.5	—	—	—

Total other income (expense)	(131.1)	(168.7)	(143.7)	(248.4)	(217.7)

Income (loss) before income taxes, minority interest, income (loss) from unconsolidated real estate joint ventures, discontinued operations, gain (loss) on disposition of real estate and cumulative effect of a change in accounting principle	81.6	(107.0)	(102.4)	62.1	73.6
Benefit (provision) from income and other corporate taxes, net	41.8	(4.9)	(13.8)	253.0	(22.8)
Minority interest	(1.6)	1.8	0.4	0.6	1.5
Income (loss) from unconsolidated real estate joint ventures including provision for loss on investment ($58.9 and $46.9 for 2002 and 2001, respectively)	23.3	(47.6)	(34.0)	19.4	16.2

Income (loss) from continuing operations	145.1	(157.7)	(149.8)	335.1	68.5
Income from discontinued operations	10.5	18.9	21.5	11.0	11.2
Gain (loss) on disposition of discontinued real estate, net, and provision for loss on discontinued real estate ($18.2, $66.8 and $17.5, for 2003, 2002 and 2001, respectively)	40.6	(52.1)	(17.5)	—	—

Income (loss) before gain (loss) on disposition of real estate and cumulative effect of a change in accounting principle	196.2	(190.9)	(145.8)	346.1	79.7
Gain (loss) on disposition of real estate	11.3	3.0	(2.1)	36.9	(41.4)
Cumulative effect of a change in accounting principle	(3.8)	—	(4.6)	—	—
Net income (loss)	203.7	(187.9)	(152.5)	383.0	38.3
Dividends paid to special voting stockholders	(5.2)	(0.9)	—	—	—

Net income (loss) available to common stockholders	$198.5	$(188.8)	$(152.5)	$383.0	$38.3

	For the years ended December 31
	2003	2002	2001	2000	1999
		Proforma (1)
Income (loss) from continuing operations available to common stockholders per share
Basic	$1.01	$(1.04)	$(1.01)	$2.48	$0.18
Diluted	$1.01	$(1.04)	$(1.01)	$2.46	$0.18
Income (loss) available to common stockholders per share
Basic	$1.32	$(1.26)	$(1.02)	$2.56	$0.26
Diluted	$1.32	$(1.26)	$(1.02)	$2.53	$0.25
Weighted average shares outstanding
Basic	150,005,663	149,477,187	149,849,246	149,849,246	149,849,246
Diluted	150,453,281	149,477,187	149,849,246	151,365,979	151,365,979

	For the years ended December 31
	2003	2002	2001	2000	1999
	(in millions)
Balance Sheet Data (at end of period):
Real estate, net of accumulated depreciation	$4,311.2	$4,823.7	$4,960.4	$4,578.8	$4,734.4
Cash and cash equivalents	129.3	62.3	297.4	70.2	80.4
Investment in unconsolidated real estate joint ventures	231.2	220.6	289.2	384.0	342.0
Total assets	5,164.6	5,579.3	6,096.4	5,564.0	5,541.3
Mortgage debt and other loans	2,867.0	3,345.2	3,017.8	2,326.9	2,587.2
Total liabilities	3,199.1	3,701.0	3,661.0	2,917.2	4,011.4
Stockholders’ equity	1,965.5	1,878.3	2,435.4	2,646.8	1,529.9

Cash Flow Information:
Cash provided by operating activities	$218.9	$211.7	$462.9	$113.1	$490.7
Cash provided by (used in) investing activities	$442.8	$(15.9)	$(597.0)	$(52.7)	$(873.2)
Cash (used in) provided by financing activities	$(594.7)	$(430.9)	$361.3	$(70.6)	$384.3

Other Data:
Number of office properties	64	72	76	77	89
Net rentable square feet of office properties (in millions)	42.5	48.6	48.9	49.8	52.0
Occupancy of office properties weighted on owned area	86.6%	89.0%	94.3%	94.2%	91.4%

Dividends per share(3)	$0.80	$0.26	$—	$—	$—
Funds from operations(2) (4)	$334.4	$(16.1)	$29.0	$508.0	$180.6

(1)	Prior to the corporate reorganization, Trizec Properties was an indirect wholly-owned subsidiary of TrizecHahn. Accordingly, share and per share information for periods prior to the corporate reorganization have been presented based on the number of shares and the dilutive impact of options and warrants outstanding on May 8, 2002, the date our common stock commenced regular trading. This share and per share information is referred to as proforma.

(2)	Funds from operations is a non-GAAP financial measure. Funds from operations is defined by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, as net income, computed in accordance with accounting principles generally accepted in the United States, or GAAP, excluding gains or losses from sales of properties and cumulative effect of a change in accounting principle, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Effective as of the fourth quarter of 2003, we adopted the NAREIT calculation of funds from operations. Prior to our adoption of the NAREIT methodology for calculating funds from operations, we historically excluded certain items in calculating funds from operations, such as gain on lawsuit settlement, gain on early debt retirement, minority interest, recovery on insurance claims, effects of provision for loss on real estate and loss on and provision for loss on investments, net of the tax benefit, that are required to be factored into the calculation of funds from operations under the NAREIT methodology. The current and historical calculations of funds from operations have been revised in accordance with the NAREIT calculation.

We believe that funds from operations is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, funds from operations can facilitate comparisons of operating performance between periods and between other equity REITS. Investors should review funds from operations, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when trying to understand an equity REIT’s operating performance. As discussed above, we compute funds from operations in accordance with current standards established by NAREIT, which may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. While funds from operations is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

(3)	During the year ended December 31, 2003, we declared four quarterly dividends of $0.20 per common share. In 2002, subsequent to the corporate reorganization, we declared and paid three quarterly dividends of $0.0875 per common share. Information regarding periods prior to the corporate reorganization has not been provided as the dividends were paid to our parent company.

(4)	The following table reflects the calculation of funds from operations:

		For the years ended December 31

	2003	2002	2001	2000	1999
Net income (loss) available to common stockholders	$198,527	$(188,783)	$(152,491)	$382,996	$38,338
Add/(deduct):
(Gain) loss on disposition of real estate	(11,351)	(2,996)	2,053	(36,862)	—
Gain on disposition of discontinued real estate, net	(58,834)	(14,716)	—	—	—
Gain on disposition of real estate from unconsolidated real estate joint ventures	(230)	—	—	—	—
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	202,490	190,397	174,850	161,841	142,232
Cumulative effect of change in accounting principle	3,845	—	4,631	—	—

Funds from operations available to common stockholders	$334,447	$(16,098)	$29,043	$507,975	$180,570

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In Item 7, the terms “we”, “us”, “our” and “our company” refer to Trizec Properties, Inc. as of December 31, 2003 and 2002 and for the year ended December 31, 2003 and to the combined operations of all of the former U.S. holdings of our former parent company, TrizecHahn Corporation (currently an indirect, wholly-owned subsidiary of Trizec Canada), substantially all of which are owned and operated by Trizec Properties, Inc., Trizec R & E Holdings, Inc. (formerly known as TrizecHahn Developments Inc.) and their respective consolidated subsidiaries for the years ended December 31, 2002 and 2001. On March 14, 2002, Trizec R & E Holdings, Inc. was contributed to Trizec Properties, Inc.

     The following discussion should be read in conjunction with “Forward-Looking Statements” and the combined consolidated financial statements and the notes thereto that appear elsewhere in this Form 10-K. The following discussion may contain forward-looking statements within the meaning of the securities laws. Actual results could differ materially from those projected in such statements as a result of certain factors set forth in this Form 10-K for the year ended December 31, 2003.

Overview

     We are one of the largest owners and managers of commercial property in the United States, with 64 office properties totaling approximately 42.5 million square feet.

     Our office properties are concentrated primarily in seven U.S. markets — Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C. Our properties in these “core markets” comprise more than 80 percent of our portfolio and the majority of our portfolio is located in central business districts.

     We were launched as a publicly traded U.S. office REIT in May 2002, as part of the reorganization of Canadian-based TrizecHahn Corporation. Concurrent with the reorganization, Trizec Canada Inc., a Canadian company that holds a 40 percent stake in us, was established. This ownership structure enables non-U.S. investors to invest in us through Trizec Canada.

     Our overall goal is to increase stockholder value by creating sustained growth in operating cash flow and by maximizing the value of our assets. We believe we can accomplish this using the following strategies:

•	intensively leasing and managing our properties to maximize property operations;

•	vigorously engaging in asset management to enhance the value of our properties;

•	actively managing our portfolio to maximize total value of our properties;

•	improving the efficiency and productivity of our operations; and

•	maintaining a prudent and flexible capital plan.

     By intensively leasing and managing our properties, we seek to maximize property operations by increasing occupancy, achieving the highest possible rent levels, controlling operating and tenant improvements costs, and profiting from the delivery of certain tenant services.

     Our asset management strategy is to invest capital in our existing portfolio to increase its value and marketability. We engage in such activities as renovating and upgrading office properties.

     Job growth is the single most significant factor in the demand for more office space, and has a direct impact on our ability to do business profitably. Therefore, our portfolio strategy is to invest in office properties primarily in major metropolitan areas — and submarkets within those markets — that have historically demonstrated high job growth. As we continue to review emerging job trends and other economic trends, market-by-market, we believe we are positioned to reduce or increase our presence in some markets, and enter others that we believe have strong long-term potential. While we are focused on investing in office properties in a relatively small number of core markets, we maintain a national presence that we believe helps to insulate us from regional economic downturns and we maintain a diverse tenant base that reduces the impact of cyclical downturns in particular industries.

     The careful control of property operating expenses, as well as general and administrative expenses, are key components in our efforts to maximize operating cash flow. Following our launch in 2002, we centralized several corporate functions. We continue to seek ways to generate general and administrative expense savings over time.

     We seek to maximize our cash flow growth, and therefore maximize the return on our capital. In keeping with that, our capital strategy is to effectively manage both our cash on hand and line(s) of credit, employ an appropriate degree of leverage, and limit our exposure to interest rate volatility by obtaining fixed-rate debt and employing hedging strategies.

     In the past, we have raised capital through a variety of methods in addition to obtaining secured debt. These methods have included selling assets or entering into joint ventures or partnerships with equity providers. We may employ any of these methods in the future, along with other strategies, such as issuing equity securities and unsecured debt.

2003 Accomplishments

•	In anticipation of becoming a “pure” office REIT by early 2004, we sold two of our remaining non-office properties for amounts higher than their book values.

•	We exited three non-core markets (Detroit, Memphis and West Palm Beach), along with the Los Angeles Airport submarket, and reduced our presence in Minneapolis. We selectively sold properties in our core markets that no longer meet our investment criteria.

•	We avoided taking $766 million of debt onto our balance sheet by selling our interests in Sears Tower.

•	We increased our liquidity to approximately $350 million.

•	We reduced our outstanding debt, including our pro-rata share from unconsolidated real estate joint ventures, by nearly $600 million — a decrease from 73 percent of our total market capitalization to 57 percent.

•	We reduced our exposure to variable rate debt by two-thirds — down to 12 percent of our overall debt, including our pro-rata share from unconsolidated real estate joint ventures.

•	We leased 6.9 million square feet of space in our properties and finished the year at 86.6 percent occupancy, which was at the higher end of the range projected at the start of the year.

Current Economic Conditions and Outlook

     As indicated above, job growth has a significant and direct impact on our business. We therefore look to indications of economic growth, and by correlation, resulting job growth, in developing our current strategies and future outlook. Strong economic growth in the second half of 2003 offered hope that a sustained economic recovery is indeed taking hold. Corporate profits, as measured by the constituents of the S&P 500, generated the strongest earnings growth in years during the latter half of 2003, and it is anticipated this will translate into more broad based job growth in the coming years.

     In the real estate market in particular, we examine such indicators as vacancy rates, including sublease space availability and office construction. According to Cushman & Wakefield (C&W), the national office market hit a cyclical bottom at the end of 2003 with overall vacancy rates in both the Central Business Districts (CBD) and Suburban markets showing a decline for the first time since late 2000. C&W expects national overall vacancy to decline to 14.3% and 19.7% for the CBD and Suburbs, respectively, in 2004 from 15.2% and 20.8% at the end of 2003. In addition, the amount of sublease space continued to decline from the highs of mid-2002, leasing activity has been consistent for seven consecutive quarters and both direct and overall absorption showed a dramatic increase during the last quarter of 2003. Another positive sign is that the national construction pipeline has decreased substantially. According to C&W, 2003 witnessed the lowest amount of construction deliveries since 1997 at only 27.5 million square feet. Of the 35 million square feet currently under construction, only 23 million square feet is scheduled to be delivered in 2004.

     We note, however, that some economic indicators such as consumer confidence have tempered somewhat in early 2004, reminding us that a stance of cautious optimism remains prudent. Therefore, while we hope that economic growth will translate into employment growth, and in particular office-using employment, we are cautious that there will not be a material amount of jobs created in 2004 in time to produce demand for office space. Furthermore, we believe that material growth in occupancies, and in particular rental rates, is more likely in 2005 and beyond rather than 2004 as landlords continue to offer aggressive leasing packages in many markets.

Risks

     We face risks normally associated with the ownership and operation of office real estate properties. These include, but are not limited to, those set forth under “Risk Factors — Risks Relating to Our Business,” in Part I of this Form 10-K.

     In addition, among the perceived risks we and our stockholders face are those set forth under “Risk Factors — Risks Relating to Our Capital Stock,” in Part I of this Form 10-K.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts will differ from those estimates used in the preparation of these financial statements.

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

     Real Estate — Held for Disposition

     With respect to real estate assets classified as held for disposition, the determination of such classification is based on our intention and ability to sell these properties within a stated timeframe. Real estate assets held for disposition are carried at the lower of their carrying values or estimated fair value, less costs to sell. Estimated fair value is determined based on management’s estimates of amounts that would be realized if the property were offered for sale in the ordinary course of business assuming a reasonable sales period and under normal market conditions. Fair values are determined using valuation techniques including third party appraisals when considered appropriate in the circumstances. Estimates of value include assumptions concerning future property cash flows, disposal dates and expected purchaser risk adjusted rates of return requirements. Different assumptions could result in significantly higher or lower estimates of fair value than those determined by management. In addition, changes in future market conditions could result in ultimate sale proceeds varying significantly from those assumed by management, resulting in future gains or losses being recorded.

     Investments in Joint Ventures

     We apply the equity method of accounting to joint ventures in which we do not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These investments are recorded initially at cost, as investments in unconsolidated real estate joint ventures, and are subsequently adjusted for equity in earnings and cash contributions and distributions. The joint venture agreements may designate different percentage allocations among the venturers for income and losses; however, our recognition of joint venture income or loss generally follows the distribution priorities. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the respective lives of the underlying assets, as applicable. Under the equity method of accounting, the net equity investment is reflected on our consolidated balance sheets, and our share of net income or loss from the joint ventures is included on our consolidated statements of operations.

     We also consolidate joint ventures in which we own less than a 100% equity interest if we are deemed to be the primary beneficiary in such variable interest entities, as defined in the Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (hereinafter defined).

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

Results of Operations

     The following discussion is based on our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.

     For the year ended December 31, 2002, the consolidated financial statements present TrizecHahn Corporation’s former U.S. holdings for the period January 1, 2002 through May 8, 2002, which are now owned and operated by us. For the year ended December 31, 2001, the consolidated financial statements present TrizecHahn Corporation’s former U.S. holdings for the period January 1, 2001 through December 31, 2001, which are now owned and operated by us. Prior to the corporate reorganization, we, along with our subsidiary Trizec R & E Holding Inc., or TREHI, (formerly known as TrizecHahn Developments Inc., which became our subsidiary on March 14, 2002), were TrizecHahn Corporation’s two primary U.S. operating and development companies. The combined entities and their subsidiaries were under the common control of TrizecHahn Corporation and have been presented utilizing the historical cost basis of TrizecHahn Corporation. For additional information about the corporate reorganization, see “Part I — Item 1. Business” in this Form 10-K.

     We have had acquisition, disposition and development activity in our property portfolio in the periods presented. The table that follows is a summary of our acquisition and disposition activity from January 1, 2001 to December 31, 2003 and reflects our total portfolio at December 31, 2003. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic and legal ownership in the respective joint ventures or managed properties.

	Office(1)			Retail
			Pro rata			Pro rata
Properties as of:	Properties	Total Sq.Ft.	Owned Sq.Ft.	Properties	Total Sq.Ft.	Owned Sq.Ft.
		(in thousands)			(in thousands)
December 31, 2000	77	49,831	41,516	1	475	475
Acquisitions	3	818	818	—	—	—
Dispositions	(4)	(1,937)	(1,161)	—	—	—
Additional space placed on-stream	—	150	150	3	1,810	1,601

December 31, 2001	76	48,862	41,323	4	2,285	2,076
Dispositions	(5)	(946)	(946)	—	—	—
Acquisitions	1	272	272	—	—	—
Acquisition of joint venture interest	—	—	933	—	—	—
Additional space placed on-stream	1	560	560	—	—	—
Re-measurements	—	136	134	—	—	—

December 31, 2002	73	48,884	42,276	4	2,285	2,076
Dispositions	(8)	(6,357)	(2,472)	(2)	(1,010)	(855)
Re-measurements	—	232	24	—	(30)	(30)

December 31, 2003	65	42,759	39,828	2	1,245	1,191

(1)	Includes our ownership of 151 Front Street comprising approximately 272,000 square feet.

     In the financial information that follows, property revenues include rental income, recoveries from tenants, parking and other income. Property operating expenses include costs that are recoverable from our tenants (including but not limited to real estate taxes, utilities, insurance, repairs and maintenance and cleaning) and other non-recoverable property-related expenses and exclude depreciation and amortization expense.

     Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the years ended
	December 31		Increase/	%
	2003	2002	(Decrease)	Change
	(dollars in thousands)
Revenues
Office	$822,338	$821,972	$366	0.0%
Retail	25,843	51,176	(25,333)	49.5%

Total Revenues	848,181	873,148	(24,967)	2.9%

Expenses
Office	378,927	365,122	13,805	3.8%
Retail	27,676	34,131	(6,455)	18.9%
General and administrative, exclusive of stock option grant expense	39,304	44,935	(5,631)	12.5%
Depreciation and amortization	172,968	162,061	10,907	6.7%
Stock option grant expense	1,054	5,214	(4,160)	79.8%
Reorganization recovery	—	(3,260)	3,260	100.0%
Provision for loss on real estate	—	142,431	(142,431)	100.0%
Loss on and provision for loss on investment	15,491	60,784	(45,293)	74.5%

Total Expenses	635,420	811,418	(175,998)	21.7%

Operating Income	212,761	61,730	151,031	244.7%

Other Income (Expense)
Interest and other income	8,416	7,366	1,050	14.3%
Interest expense	(175,472)	(179,611)	4,139	2.3%
Gain on early debt retirement	2,262	—	2,262	100.0%
Gain on lawsuit settlement	26,659	—	26,659	100.0%
Recovery on insurance claims	6,986	3,480	3,506	100.7%

Total Other Income (Expense)	(131,149)	(168,765)	37,616	22.3%

Income (Loss) before Income Taxes, Minority Interest, Income (Loss) from Unconsolidated Real Estate Joint Ventures, Discontinued Operations, Gain on Disposition of Real Estate and Cumulative Effect of a Change in Accounting Principle	81,612	(107,035)	188,647	176.2%
Benefit (provision) from income and other corporate taxes, net	41,777	(4,896)	46,673	953.3%
Minority interest	(1,626)	1,766	(3,392)	192.1%
Income (loss) for unconsolidated real estate joint ventures including provision for loss on investment ($58,880 for 2002).	23,336	(47,631)	70,967	149.0%

Income (Loss) from Continuing Operations	145,099	(157,796)	302,895	192.0%
Discontinued Operations
Income from discontinued operations	10,478	18,973	(8,495)	44.8%
Gain on disposition of discontinued real estate, net, and provision for loss on discontinued real estate ($18,164 and $66,806 for 2003 and 2002, respectively)	40,670	(52,090)	92,760	178.1%

Income (Loss) Before Gain on Disposition of Real Estate and Cumulative Effect of a Change in Accounting Principle	196,247	(190,913)	387,160	202.8%
Gain on disposition of real estate	11,351	2,996	8,355	278.9%

Income (Loss) before Cumulative Effect of a Change in Accounting Principle	207,598	(187,917)	395,515	210.5%
Cumulative effect of a change in accounting principle	(3,845)	—	(3,845)	100.0%

Net Income (Loss)	203,753	(187,917)	391,670	208.4%
Special Voting and Class F Convertible Stockholders’ Dividends	$(5,226)	$(866)	$(4,360)	503.5%

Net Income (Loss) Available to Common Stockholders	$198,527	(188,783)	$387,310	205.2%

Straight Line Revenue	$26,909	$33,275	$(6,366)	19.1%

Lease Termination Fees	$6,012	$6,399	$(387)	6.0%

     Property Revenue

     Office property revenues increased by approximately $0.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Office property revenues increased by approximately $14.8 million due to acquiring the remaining 75% interest in Ernst & Young Plaza in Los Angeles, California that we did not already own and by approximately $3.5 million due to the acquisition of 151 Front Street in Toronto, Ontario. Office property revenues increased by approximately $6.3 million primarily due to new leasing in One Alliance Center in Atlanta, Georgia. In addition, management fee income increased by approximately $0.9 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002. These increases were partially offset by a decrease of approximately $25.1 million due primarily to a decrease in average occupancy and average rental rates for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

     Lease termination fees are an element of ongoing real estate ownership. Included in the office property revenue analysis above, for the year ended December 31, 2003, we recorded approximately $5.6 million of termination fees for our office portfolio compared to approximately $6.2 million for the year ended December 31, 2002.

     Retail property revenues decreased by approximately $25.3 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Approximately $16.4 million of the decrease resulted from the sale of Paseo Colorado in Pasadena, California in the first quarter of 2003. Approximately $5.9 million of the decrease primarily resulted from a decrease in average rental rates for the year ended December 31, 2003 compared to the year ended December 31, 2002. In addition, approximately $3.0 million of the decrease is due to the write-off of straight-line rent receivables related to vacated tenants at Hollywood & Highland.

     Included in the retail property revenue analysis above, for the year ended December 31, 2003, we recorded approximately $0.4 million of lease termination fees for our retail portfolio compared to approximately $0.2 million for the year ended December 31, 2002.

     Property Operating Expense

     Office property operating expenses increased by approximately $13.8 million in the year ended December 31, 2003 compared to the year ended December 31, 2002. Office property expenses increased by approximately $8.5 million due to the office property acquisitions described above, approximately $3.0 million due to new leasing in One Alliance Center in Atlanta, Georgia, approximately $8.8 million due to an increase in insurance cost, approximately $1.9 million due to an increase in bad debt expense, and approximately $0.5 million due to an increase in real estate tax expense for the year ended December 31, 2003 compared to the year ended December 31, 2002. These increases were partially offset by a decrease in property operating expenses of approximately $8.9 million due to decreases in cleaning expenses, utilities expense, and repairs and maintenance expenses for the year ended December 31, 2003 compared to the year ended December 31, 2002.

     Excluding the impact of lease termination fees on revenues, our office portfolio gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to 53.6% for the year ended December 31, 2003 from 55.2% for the year ended December 31, 2002, reflecting our increased operating expenses.

     Retail property operating expenses decreased by approximately $6.5 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Approximately $5.1 million of this decrease is due primarily to the sale of Paseo Colorado in Pasadena, California during the first quarter of 2003. Additionally, approximately $2.8 million of the decrease is due primarily to decreases in utilities expense, bad debt expense, and real estate taxes for the year ended December 31, 2003 compared to the year ended December 31, 2002. These decreases were partially offset by an increase in operating expenses of approximately $1.4 million due to increases in repairs and maintenance and insurance expense for the year ended December 31, 2003 compared to the year ended December 31, 2002.

     General and Administrative Expense, Exclusive of Stock Option Grant Expense

     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

     General and administrative expense decreased by approximately $5.6 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease is due primarily to separation costs incurred and professional fees paid in connection with the corporate reorganization during the year ended December 31, 2002, offset by additional expense related to the net settlement of warrants during the year ended December 31, 2003.

     Depreciation and Amortization

     Depreciation expense increased by approximately $10.9 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The completion of two office development projects and the reclassification of retail properties from held for sale to held for the long term increased depreciation expense by approximately $8.0 million. The increase in ownership of the Ernst & Young Plaza resulted in an increase in depreciation expense of approximately $6.5 million. This increase is partially offset due to less accelerated depreciation of tenant improvements related to the early termination of leases for the year ended December 31, 2003 compared to the year ended December 31, 2002.

     Stock Option Grant Expense

     Stock option grant expense decreased by approximately $4.2 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease is due primarily to accelerated expense for employees separated from the company during the year ended December 31, 2002. This non-cash cost incurred during the year ended December 31, 2002 relates to the intrinsic value, at the date of grant, of stock options granted upon the completion of the corporate reorganization. This decrease is partially offset by additional stock option expense related to adoption of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) for stock options issued in 2003. This non-cash cost incurred during the year ended December 31, 2003 relates to the fair value, at the date of grant, of stock options granted during 2003.

     Reorganization Recovery

     During the year ended December 31, 2001, we recorded as reorganization costs a charge of approximately $15.9 million to provide for employee severance, benefits and other costs associated with implementing the reorganization plan. As a result of the completion of the reorganization and centralization, during the fourth quarter of 2002, we reviewed the remaining liability based on future estimated expenditures and, accordingly, have reduced our accrual for anticipated expenditures by approximately $3.3 million.

     Provision for Loss on Real Estate

     During the year ended December 31, 2002, we recorded a provision for loss on real estate in the amount of approximately $142.4 million for Hollywood & Highland to reduce the carrying value of the property to fair value. Fair value was based on internal valuations.

     Loss on and Provision for Loss on Investment

     During the year ended December 31, 2003, we recorded a loss on investment of approximately $15.5 million related to the sale of our interest in a subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois.

     During the year ended December 31, 2002, we determined that our investment in the subordinated mortgage collateralized by the Sears Tower was impaired. We estimated that the fair value of the Sears Tower was insufficient to cover encumbrances senior to our position and the entire carrying value of our investment.

     Accordingly, we recorded a provision for loss on investment of approximately $48.3 million in the third quarter of 2002 to reduce the carrying value of our investment in the Sears Tower to its estimated fair value of approximately $23.6 million.

     On December 5, 2002, we sold our interest in Chelsfield plc for approximately $76.6 million and recognized a loss on investment of approximately $12.7 million.

     Interest and Other Income

     Interest and other income increased by approximately $1.1 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Interest and other income increased by approximately $1.2 million due to death benefit proceeds received on an insurance policy, approximately $1.3 million due to a litigation refund and approximately $1.0 million due to dividends received in 2003 on the Chelsfield plc investment. These increases were partially offset by a decrease in interest income due primarily to lower average cash balances outstanding for the year ended December 31, 2003 compared to the year ended December 31, 2002.

     Interest Expense

     Interest expense decreased by approximately $4.1 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The impact of the disposal of Paseo Colorado in Pasadena, California decreased interest expense by approximately $3.4 million. Lower average debt balances outstanding due to regular principal amortization and lump sum repayments decreased interest expense by approximately $2.8 million. A lower outstanding balance on our $350 million revolving line of credit and associated standby fees resulted in a decrease in interest expense of approximately $3.4 million. These decreases were partially offset by the impact of office property acquisitions, primarily the increase in ownership of the Ernst & Young Plaza, resulting in an increase in interest expense of approximately $3.4 million. Additionally, the cessation of interest capitalization on our development projects resulted in an increase in interest expense of approximately $2.1 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

     Gain on Early Debt Retirement

     During the year ended December 31, 2003, we recorded an approximately $2.3 million gain on early debt retirement. We recorded an approximately $3.6 million gain on early debt retirement related to the forgiveness of a $17.9 million construction facility on our remaining technology property. On June 30, 2003, we conveyed title of our remaining technology property to the lender and are no longer obligated to the lender under the $17.9 million construction facility. The $3.6 million gain on early debt retirement is net of approximately $0.5 million remitted to the lender in full satisfaction of any exposure related to the construction facility. This gain on early debt retirement is partially offset by the write-off of deferred financing costs as a result of the repayment of secured mortgages coinciding with the sale of the underlying properties of approximately $1.3 million.

     Gain on Lawsuit Settlement

     In July 2003, we reached an agreement in which we agreed to end litigation and resolve standing disputes concerning the development and subsequent bankruptcy of the hotel and casino adjacent to our Desert Passage project. In exchange for our agreement to end the development litigation and our agreement to permit and assist in the re-theming of the hotel and casino complex, the other parties to the litigation have agreed to dismiss all claims against us. In the third quarter of 2003, we recognized a gain on lawsuit settlement of approximately $26.7 million comprised primarily of the forgiveness of debt. We did not receive any cash proceeds from the litigation settlement.

     Recovery on Insurance Claims

     Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza in New York that was damaged in 2001, and we expect total remediation and improvement costs will be approximately $19.0 million. During the year ended December 31, 2003, we received approximately $7.0 million in insurance proceeds related to this chiller. During the year ended December 31, 2002, we received approximately $3.8 million in insurance proceeds related to this chiller. In 2001, we received approximately $1.2 million in insurance proceeds related to this chiller, which approximated the net book value of the chiller. We are preparing to file a claim for additional proceeds; however, we cannot assure you that we will be successful with such an effort.

     Benefit (Provision) for Income and Other Corporate Taxes, Net

     Income and other taxes includes franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes has decreased by approximately $46.7 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily due to the tax impact of the disposition of our investment in the Sears Tower in Chicago, Illinois of approximately $12.0 million, a tax settlement which resulted in a decrease of approximately $21.0 million, and the liquidation of the Hollywood TRS subsidiary which resulted in a decrease of approximately $13.5 million.

     Minority Interest

     Minority interest income decreased by approximately $3.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease is due to an increase in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units.

     Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures increased by approximately $71.0 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Approximately $38.8 million of the increase is due to the recognition of a provision for loss on investment in real estate during the year ended December 31, 2002 related to the Hollywood & Highland Hotel in Los Angeles, California and a provision for loss on investment in real estate in New Center One in Detroit, Michigan for approximately $20.1 million. Approximately $3.0 million of the increase is due to the gain on sale of real estate and a gain on early debt retirement from the sale of New Center One during the year ended December 31, 2003. In addition, income from unconsolidated real estate joint ventures increased due primarily to an increase in average rental rates in the New York market, partially offset by an increase in the net loss at the Bank One Center in Dallas, Texas.

     Discontinued Operations

     Income from properties classified as discontinued operations decreased during the year ended December 31, 2003 due to the disposition of several properties in 2003, which had a partial year of operations during the year ended December 31, 2003 and a full year of operations during the same period in 2002.

     During the year ended December 31, 2003, we recognized a gain on disposition of discontinued real estate of approximately $58.8 million, net of the related tax effect, due to the sales of Goddard Corporate Park in Lanham, Maryland; Rosslyn Gateway in Arlington, Virginia; Clark Tower in Memphis, Tennessee; Esperante Office Building in West Palm Beach, Florida; Minnesota Center in Minneapolis, Minnesota; 9800 La Cienega in Los Angeles, California; Park Central II in Dallas, Texas and Desert Passage in Las Vegas, Nevada. The gain on sale of discontinued real estate is partially offset by a provision for loss on discontinued real estate of approximately $14.5 million relating to Clark Tower in Memphis, Tennessee and $3.6 million relating to Minnesota Center in Minneapolis, Minnesota. The fair values of both office properties were determined by a contract price, less transaction costs.

     During the year ended December 31, 2002, we recognized a provision for loss on discontinued real estate of approximately $57.0 million for Desert Passage in Las Vegas, Nevada, which was recorded to reduce the carrying value of the property to fair value. Fair value was based on internal valuations. In addition, we recognized a provision for loss on discontinued real estate of approximately $9.8 million for a property held for disposition whose fair value less selling costs was less than carrying value. These losses were partially offset by a gain on disposition of discontinued real estate of approximately $14.7 million due to the sale of Warner Center in Los Angeles, California; Plaza West in Bethesda, Maryland and McKinney Place in Dallas, Texas.

     Gain on Disposition of Real Estate

     During the year ended December 31, 2003, we recognized a gain on disposition of real estate of approximately $13.6 million due to the sale of Paseo Colorado in Pasadena, California which was subject to the transition rules of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB No. 144”).

     During the year ended December 31, 2002, we recognized a gain on disposition of real estate of approximately $3.0 million due to the sales of Hanover Office Park in Greenbelt, Maryland; Valley Industrial Park in Seattle, Washington; Perimeter Woods in Charlotte, North Carolina; a technology center in Chicago, Illinois and first refusal rights on an investment which were subject to the transition rules of FASB No. 144.

     Cumulative Effect of Change in Accounting Principle

     We have elected to adopt the implementation of FIN No. 46R (hereinafter defined) as of December 31, 2003 and applied the provisions of FIN No. 46R for all entities as of such date. In applying the provisions of FIN No. 46R to all entities, we have determined that the Hollywood & Highland Hotel is a variable interest entity (“VIE”) and we are its primary beneficiary. As such, we have consolidated the financial position and results of operations of the Hollywood & Highland Hotel as of December 31, 2003. Upon consolidation of the Hollywood & Highland Hotel, we recognized a cumulative effect of a change in accounting principle of approximately $3.8 million representing the minority member’s share of the Hollywood & Highland Hotel’s non-recoverable cumulative losses.

     Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the years ended December 31
			Increase/	%
	2002	2001	(Decrease)	Change
	(dollars in thousands)
Revenues
Office	$821,972	$826,430	$(4,458)	0.5%
Retail	51,176	9,326	41,850	448.7%

Total Revenues	873,148	835,756	37,392	4.5%

Property operating expenses
Office	365,122	345,425	19,697	5.7%
Retail	34,131	4,517	29,614	655.6%
General and administrative, exclusive of stock option grant expense	44,935	25,854	19,081	73.8%
Depreciation and amortization	162,061	146,841	15,220	10.4%
Stock option grant expense	5,214	—	5,214	100.0%
Reorganization (recovery) costs	(3,260)	15,922	(19,182)	120.5%
Provision for loss on real estate	142,431	240,547	(98,116)	40.8%
Loss on and provision for loss on investment	60,784	15,371	45,413	295.4%

Total Expenses	811,418	794,477	16,941	2.1%

Operating Income	61,730	41,279	20,451	49.5%

Other Income (Expense)
Interest and other income	7,366	14,289	(6,923)	48.4%
Interest expense	(179,611)	(140,040)	(39,571)	28.3%
Loss on early debt retirement	—	(17,966)	17,966	100.0%
Recovery on insurance claims	3,480	—	3,480	100.0%

Total Other Income (Expense)	(168,765)	(143,717)	(25,048)	17.4%

Loss before Income Taxes, Minority Interest, Loss from Unconsolidated Real Estate Joint Ventures, Discontinued Operations, Gain (Loss) on Disposition of Real Estate and Cumulative Effect of a Change in Accounting Principle	(107,035)	(102,438)	(4,597)	4.5%
Provision for income and other corporate taxes, net	(4,896)	(13,795)	8,899	64.5%
Minority interest	1,766	433	1,333	307.9%
Loss from unconsolidated real estate joint ventures including provision for loss on investment ($58,880 and $46,900 for 2002 and 2001, respectively)	(47,631)	(33,948)	(13,683)	40.3%

Loss from Continuing Operations	(157,796)	(149,748)	(8,048)	5.4%
Discontinued Operations
Income from discontinued operations	18,973	21,485	(2,512)	11.7%
Gain on disposition of discontinued real estate, net, and provision for loss on discontinued real estate ($66,806 and $17,544 for 2002 and 2001, respectively)	(52,090)	(17,544)	(34,546)	196.9%

Loss Before Gain (Loss) on Disposition of Real Estate and Cumulative Effect of a Change in Accounting Principle	(190,913)	(145,807)	(45,106)	30.9%
Gain (loss) on disposition of real estate	2,996	(2,053)	5,049	245.9%

Loss before Cumulative Effect of a Change in Accounting Principle	(187,917)	(147,860)	(40,057)	27.1%
Cumulative effect of a change in accounting principle	—	(4,631)	4,631	100.0%

Net Loss	(187,917)	(152,491)	(35,426)	23.2%
Special Voting and Class F Convertible Stockholders Dividends	(866)	—	(866)	100.0%

Net Loss Available to Common Stockholders	$(188,783)	$(152,491)	$(36,292)	(23.8)%

Straight Line Revenue	$33,275	$20,888	$12,387	59.3%

Lease Termination Fees	$6,399	$20,864	$(14,465)	69.3%

     Property Revenue

     Office property revenues decreased by approximately $4.5 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. Office property revenues decreased by approximately $36.0 million due to lower average occupancy which resulted from significant lease terminations in the year ended December 31, 2001. Property dispositions in 2002 and 2001 resulted in a decrease of approximately $10.4 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. In addition, management fee income decreased by approximately $1.7 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. These decreases were partially offset by an increase of approximately $9.4 million primarily due to new leasing in One Alliance Center in Atlanta, Georgia and by approximately $16.9 million due primarily to acquiring the remaining 75% interest in Ernst & Young Plaza in Los Angeles, California that we did not already own. In addition, office property revenues increased by approximately $17.3 million due primarily to the acquisition of 151 Front Street in Toronto, Ontario; Two Ballston Plaza in Arlington, Virginia; 550 West Washington in Chicago, Illinois, and 1225 Connecticut in Washington, D.C.

     Included in the office property revenue analysis above, for the year ended December 31, 2002, we recorded approximately $6.2 million of lease termination fees for our office portfolio compared to approximately $20.6 million for the year ended December 31, 2001.

     Retail property revenues increased by approximately $41.9 million for the year ended December 31, 2002 compared to the year ended December 31, 2001 primarily due to the completion of the retail/entertainment component of Hollywood & Highland in Los Angeles, California, which opened on November 8, 2001, and the completion of Paseo Colorado, which opened on September 28, 2001.

     Included in the retail property revenue analysis above, for the year ended December 31, 2002, we recorded approximately $0.2 million of lease termination fees for our retail portfolio compared to approximately $0.3 million for the year ended December 31, 2001.

     Property Operating Expense

     Office property operating expenses increased by approximately $19.7 million in the year ended December 31, 2002 compared to the year ended December 31, 2001. Office property expenses increased by approximately $16.4 million due to the office property acquisitions described above, approximately $2.8 million due to new leasing in One Alliance Center in Atlanta, Georgia, approximately $1.2 million due to an increase in insurance cost, approximately $0.7 million due to an increase in repairs and maintenance expense, approximately $1.3 million due to an increase in real estate tax expense and approximately $7.1 million due to an increase in other recoverable expenses for the year ended December 31, 2002 compared to the year ended December 31, 2001. These increases were partially offset by property dispositions in 2001 and 2002 which resulted in a decrease of approximately $6.6 million for the year ended December 31, 2002 compared to the year ended December 31, 2001, and a decrease in bad debt expense of approximately $3.2 million.

     Excluding the impact on revenues of lease termination fees, our office portfolio gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to approximately 55.2% for the year ended December 31, 2002 from approximately 57.1% for the year ended December 31, 2001, reflecting our lower average occupancy, lower rental rates and increased operating expenses.

     Retail property operating expenses increased by approximately $29.6 million for the year ended December 31, 2002 compared to the year ended December 31, 2001 primarily due to the completion of the retail/entertainment component of Hollywood & Highland in Los Angeles, California, which opened on November 8, 2001, and the completion of the Paseo Colorado in Pasadena, California, which opened on September 28, 2001.

     General and Administrative Expense, Exclusive of Stock Option Grant Expense

     General and administrative expense increased by approximately $19.1 million for the year ended December 31, 2002, compared to the year ended December 31, 2001. Separation costs associated with the departure of our former chief executive officer and other senior management accounted for approximately $9.2 million of this increase. The remainder of the increase is due primarily to additional senior management costs and increased internal and external public company corporate compliance costs as a result of our becoming a publicly traded REIT.

     Depreciation and Amortization

     Depreciation expense increased by approximately $15.2 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The acquisition of three office properties and the increase in ownership of the Ernst & Young Plaza resulted in an increase of approximately $4.2 million. The completion of office and retail development properties increased depreciation expense by approximately $5.4 million. The increase in tenant improvements and the write off of unamortized tenant improvement costs for Enron and other early lease terminations increased depreciation expense by approximately $7.5 million. These increases were partially offset by a decrease of approximately $1.9 million due to property dispositions in 2002 and 2001.

     Stock Option Grant Expense

     During the year ended December 31, 2002, we recorded stock option grant expense of approximately $5.2 million, including approximately $1.4 million of accelerated expense for employees separated during the year. This non-cash cost relates to the intrinsic value at the date of grant of stock options granted upon the completion of the corporate reorganization. These options were granted on identical financial terms to the TrizecHahn Corporation options, which they replaced.

     Reorganization Costs

     During the year ended December 31, 2001, we recorded as reorganization costs a charge of approximately $15.9 million to provide for employee severance, benefits and other costs associated with implementing the reorganization plan. As a result of the completion of the corporate reorganization and centralization, during the fourth quarter of 2002, we reviewed the remaining liability based on future estimated expenditures and, accordingly, reduced our accrual for anticipated expenditures by approximately $3.3 million.

     Provision for Loss on Real Estate

     During the year ended December 31, 2002, we recorded a provision for loss in the amount of approximately $142.4 million for Hollywood & Highland to reduce the carrying value of the property to fair value. Fair value was based on internal valuations.

     During the year ended December 31, 2001, we commissioned third-party appraisals of our retail/entertainment properties. These appraisals indicated a decline in the fair value of these assets, and, accordingly, for the year ended December 31, 2001, we recorded a provision for loss of approximately $170.1 million to reduce the carrying value of the Hollywood & Highland retail project and approximately $4.9 million to reduce the carrying value of certain remnant retail assets. During 2001, we recorded a provision for loss on our technology centers and for two U.S. office assets held for sale, for which we recorded a loss of approximately $65.5 million.

     Loss on and Provision for Loss on Investment

     During the year ended December 31, 2002, we determined that our investment in the second mortgage collateralized by the Sears Tower in Chicago, Illinois was impaired. We estimated that the fair value of the Sears Tower was insufficient to cover encumbrances senior to our position and the entire carrying value of the investment. Accordingly, we recorded a provision for loss on investment of approximately $48.3 million in the third quarter of 2002 to reduce the carrying value of our investment in the Sears Tower to its estimated fair value of approximately $23.6 million.

     On December 5, 2002, we sold our interest in Chelsfield plc for approximately $76.6 million and recognized a net loss of approximately $12.7 million.

     In 2001, we fully provided for our securities investment in certain building telecommunication and service providers, recording an approximate $15.4 million charge, net of approximately $3.5 million of deferred revenue, as events and circumstances confirmed that the decline in value of these assets was considered other than temporary. This provision comprised our investments in Allied Riser Communications Corporation, Broadband Office Inc., Cypress Communications Inc., OnSite Access Inc., and Captivate Network, Inc.

     Interest and Other Income

     Interest and other income decreased by approximately $6.9 million for the year ended December 31, 2002 compared to the year ended December 31, 2001 due primarily to lower cash balances and lower interest rates.

     Interest Expense

     Interest expense increased by approximately $39.6 million for the year ended December 31, 2002, compared to the year ended December 31, 2001. Cessation of interest capitalization for the three retail/entertainment development properties and One Alliance Center, which were completed in late 2001, increased interest expense by approximately $29.6 million. The impact of office acquisitions resulted in an increase of approximately $13.3 million. The draws outstanding during the year on our $350 million revolving line of credit, which was primarily used to fund distributions in connection with the corporate reorganization, added approximately $8.9 million of interest expense. Incremental borrowings, including the issuance of commercial mortgage backed securities in May 2001, and additional financing of retail and development office projects increased interest expense by approximately $6.5 million. These increases were partially offset by a decrease in average variable interest rates for the year ended December 31, 2002 compared to the year ended December 31, 2001, which resulted in a decrease in interest expense of approximately $18.7 million.

     Loss on Early Debt Retirement

     During the year ended December 31, 2001, we recorded a loss on early debt retirement of approximately $18.0 million related to the retirement of approximately $1.2 billion of debt which was funded by the issuance of approximately $1.4 billion in commercial mortgage backed securities. Approximately $4.2 million of the loss on early debt retirement relates to the write off of the unamortized deferred finance costs.

     Recovery on Insurance Claim

     Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza in New York that was damaged in 2001, and we expect total remediation and improvement costs will be approximately $19.0 million. During the year ended December 31, 2002, we received approximately $3.8 million in insurance proceeds related to this chiller. In 2001, we received approximately $1.2 million in insurance proceeds related to this chiller, which approximated the net book value of the chiller. We are preparing to file a claim for additional proceeds; however, we cannot assure you that we will be successful with such an effort.

     Provision for Income and Other Corporate Taxes

     Income and other taxes includes franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes decreased by approximately $8.9 million for the year ended December 31, 2002 compared to the year ended December 31, 2001 principally because Trizec R & E Holdings, Inc. was subject to federal income taxes prior to its inclusion in Trizec Properties.

     Minority Interest

     Minority interest income increased by approximately $1.3 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to the decline in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units.

     Loss from Unconsolidated Real Estate Joint Ventures

     Loss from unconsolidated real estate joint ventures increased by approximately $13.7 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. Approximately $38.8 million of the increase is due to the recognition of a provision for loss on investment in real estate during the year ended December 31, 2002 related to the Hollywood & Highland Hotel in Los Angeles, California and a provision for loss on investment in real estate of approximately $20.1 million in New Center One in Detroit, Michigan. The increase was partially offset by the provision for loss on investment in real estate in 2001 for the Hollywood & Highland Hotel of approximately $46.9 million. Income before the provision for losses on these joint venture interests declined by approximately $1.7 million primarily due to Desert Passage being consolidated commencing April 1, 2001, Ernst & Young Plaza being consolidated commencing June 4, 2002 and a net loss on operations at the Hollywood & Highland hotel.

     Discontinued Operations

     Income from properties classified as discontinued operations decreased during the year ended December 31, 2002 due to the disposition of several properties in 2002, which had a partial year of operations during the year ended December 31, 2002 and a full year of operations during the year ended December 31, 2001.

     During the year ended December 31, 2002, we recognized a provision for loss on discontinued real estate of approximately $57.0 million for Desert Passage in Las Vegas, Nevada, which was recorded to reduce the carrying value of the property to fair value. Fair value was based on internal valuations. In addition, we recognized a provision for loss on discontinued real estate of approximately $9.8 million for a property held for disposition whose fair value less selling costs was less than carrying value. These losses were partially offset by a gain on disposition of discontinued real estate of approximately $14.7 million due to the sale of Warner Center in Los Angeles, California; Plaza West in Bethesda, Maryland and McKinney Place in Dallas, Texas.

     During the year ended December 31, 2001, we recognized a provision for loss on discontinued real estate of approximately $17.5 million for Desert Passage in Las Vegas, Nevada, which was recorded to reduce the carrying value of the property to fair value based on internal valuations at that time.

     Gain (Loss) on Disposition of Real Estate

     During the year ended December 31, 2002, we recognized a gain on disposition of real estate of approximately $3.0 million due to the sales of Hanover Office Park in Greenbelt, Maryland; Valley Industrial Park in Seattle, Washington; Perimeter Woods in Charlotte, North Carolina; a technology center in Chicago, Illinois and first refusal rights on an investment which were subject to the transition rules of FASB No. 144.

     During 2001, we recorded a net loss on disposition of real estate of approximately $2.1 million due to the sales of Camp Creek Business Center in Atlanta, Georgia; First Stamford Place in Stamford, Connecticut; Fisher/Kahn in Detroit, Michigan and some other residual lands.

     Cumulative Effect of Change in Accounting Principle

     As a consequence of implementing Statement of Financial Account Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” in the year ended December 31, 2001, we wrote off deferred financing charges of $0.3 million and reclassified an unrealized loss of approximately $4.3 million related to certain telecommunication securities from accumulated other comprehensive loss, a component of equity, to cumulative effect of a change in accounting principle.

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

     We have a $350.0 million senior secured revolving credit facility that matures in December 2004. The amount available to be borrowed under the credit facility at any time is determined by the encumbered properties we, or our subsidiaries that guarantee the credit facility, own that satisfy certain conditions of eligible properties. These conditions are not uncommon for credit facilities of this nature. As of December 31, 2003, the amount eligible to be borrowed was approximately $217.0 million, none of which was outstanding. During 2004, the amount available to be borrowed will likely fluctuate. The capacity under the facility may decrease as we sell or place permanent debt on assets currently supporting the facility. In addition, the capacity may decrease if assets no longer meet certain eligibility requirements. Likewise, the capacity under the facility may increase as certain assets become encumbered by the facility or otherwise meet the eligibility requirements of the facility. During 2004, we expect the outstanding balance to fluctuate. The outstanding balance will likely increase from time to time as we use funds from the facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. Likewise, any outstanding balance may be reduced as a result of proceeds generated from asset sales, secured borrowings, operating cash flow and other sources of liquidity.

     Under our credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restrictions on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants include the requirement for our total leverage ratio not to exceed 65%, with the exception that the total leverage ratio could reach 67.5% for one calendar quarter in 2003; the requirement for our interest coverage ratio to be greater than 2.0 times; and the requirement for our net worth to be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the revolving credit facility agreement). If we are in default in respect of our obligations under the credit facility, dividends will be limited to the amount necessary to maintain REIT status. At December 31, 2003, we were in compliance with these covenants.

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

Contractual Obligations

     The following table summarizes our contractual obligations as of December 31, 2003:

		Payments Due by Period ($ in thousands)
		Less than	1 - 3	3 - 5	More than
	Total	1- Year	Years	Years	5- Years
Long-term debt obligations(1)	$2,866,975	$562,535	$889,957	$770,903	$643,580
Capital lease obligations(1)	11,333	880	2,640	2,640	5,173
Ground lease obligations	263,271	1,739	3,494	3,774	254,264
Operating lease obligations	34,337	3,613	10,874	7,863	11,987
Purchase obligations(2)	47,881	19,290	8,734	5,426	14,431

Total	$3,223,797	$588,057	$915,699	$790,606	$929,435

(1)	Included on balance sheet.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

     We have various standing or renewable service contracts with vendors related to our property management that provide for cancellation with insignificant or no cancellation penalties and, therefore, have not been included in the above table.

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we do not believe that we currently have any off-balance sheet arrangements.

Cash Flow Activity

     At December 31, 2003, we had $129.3 million in cash and cash equivalents as compared to $62.3 million at December 31, 2002. The increase is a result of the following cash flows:

	For the years ended December 31
	2003	2002	2001
	(dollars in thousands)
Cash provided by operating activities	$218,949	$211,661	$462,948
Cash provided by (used in) investing activities	442,816	(15,918)	(596,988)
Cash (used in) provided by financing activities	(594,719)	(430,924)	361,279

	$67,046	$(235,181)	$227,239

Operating Activities

     Cash provided by operating activities for the year ended December 31, 2003 was approximately $218.9 million compared to approximately $211.7 million for 2002, and approximately $462.9 million for 2001. Included with normal operating activities for 2003, we funded approximately $5.5 million into restricted cash related to the interest rate swaps we had in place at December 31, 2003. In addition, approximately $21.8 million of the increase in restricted cash for the year ended December 31, 2003 compared to the year ended December 31, 2002 was comprised of gross proceeds from the sale of an office property located in Los Angeles, California. These sales proceeds were intended to be disbursed as we exchanged into properties under Section 1031 of the Internal Revenue Code; however, we did not make such election. These increases were partially offset by the net release of escrows of approximately $1.2 million related to property tax escrows, capital expenditure escrows and various other escrows. During the year ended 2002, we funded approximately $18.6 million into escrow and restricted cash accounts primarily due to the consolidation of the Ernst & Young Plaza. During the year ended December 31, 2001, we received the benefit of a release in escrow and restricted cash of approximately $99.4 million, which had been used primarily to exchange into three properties under Section 1031 of the Internal Revenue Code. In addition, during the year ended December 31, 2003, we paid approximately $49.5 million related to pre-REIT tax matters.

Investing Activities

     Net cash provided in investing activities reflects the ongoing impact of expenditures on tenant installation costs, capital expenditures, investments in and distributions from unconsolidated real estate joint ventures, and the impact of acquisitions, developments and dispositions. During the year ended December 31, 2003, approximately $442.8 million of cash was generated in our investing activities, which are described below. During the year ended December 31, 2002, we used approximately $15.9 million of cash in our investing activities as compared to approximately $597.0 million in 2001.

     Tenant Installation Costs

     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. Overall market conditions for the year ended December 31, 2003 reflect an increase in vacancies over the prior year. This increase, combined with sublet space inventory in our major markets, has increased the downward pressure on rental rates and the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio, including our share of such costs incurred by unconsolidated joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents our pro rata owned share of square feet leased.

	For the years ended December 31
	2003	2002	2001
	(in thousands, except per square foot amounts)
Square feet leased
- new leasing	3,196	3,533	4,479
- renewal leasing	2,982	2,980	2,700
Tenant square feet leased	6,178	6,513	7,179
Tenant installation costs	$91,618	$87,311	$102,060

     Capital Expenditures

     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the year ended December 31, 2003, capital expenditures for the total office portfolio, including our share of such expenditures incurred by unconsolidated joint ventures, was approximately $21.6 million (2002 — $35.9 million; 2001 — $30.3 million). Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as asbestos abatement or removal costs, any major mechanical attribute or system replacement, and any redevelopment or reconstruction costs directly attributable to extending or preserving the useful life of the base building. Furthermore, as part of our office acquisitions, we have routinely acquired and repositioned properties in their respective markets, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration at the time of acquisition when negotiating our purchase price.

     Reconciliation to Consolidated Statements of Cash Flows

     The above information includes tenant installation costs granted, including leasing costs, and capital expenditures for the total portfolio, including our share of such costs granted by unconsolidated joint ventures, for leases that commenced during the periods presented. The amounts included in our consolidated statements of cash flows represent the actual cash spent during the periods, excluding our share of such costs and expenditures incurred by unconsolidated joint ventures. The reconciliation between the above amounts and our consolidated statements of cash flows is as follows:

	For the years ended December 31
	2003	2002	2001
		( in thousands)
Tenant installation costs, including leasing costs, for the owned office portfolio	$91,618	$87,311	$102,060
Tenant installation costs, including leasing costs, for properties disposed of during the period	3,140	2,689	4,378
Capital expenditures	21,590	35,976	30,345
Pro rata joint venture activity	(13,016)	(14,988)	(22,419)
Timing differences	4,911	(3,345)	8,266
Retail activity	6,942	1,892	6,024

Total tenant improvements, leasing costs and capital expenditures per combined consolidated statement of cash flows	$115,185	$109,535	$128,654

     Acquisitions

     On April 19, 2002, in connection with the corporate reorganization, TrizecHahn Corporation contributed its investment in Chelsfield plc, a UK real estate company whose shares are listed on the London Stock Exchange, to us at TrizecHahn Corporation’s value of approximately $89.0 million. We owned approximately 19.5 million or 6.9% of the outstanding ordinary shares of Chelsfield plc. In consideration for the ordinary shares of Chelsfield plc we received, we issued 49,330 shares of our Class C Convertible Preferred Stock to TrizecHahn Corporation at a value of approximately $54.0 million and TrizecHahn Corporation retired a $35.0 million non-interest bearing advance from us. On December 5, 2002, we sold our investment in Chelsfield plc for approximately $76.6 million and realized a loss of approximately $12.7 million.

     On April 12, 2002, TrizecHahn Corporation transferred its interest in 151 Front Street in Toronto, Ontario, to us for approximately $29.6 million in cash. We have recorded the property at approximately $29.1 million, which is TrizecHahn Corporation’s historical cost basis. Consistent with TrizecHahn Corporation’s classification at December 31, 2001, we have classified 151 Front Street as held for disposition at December 31, 2003. In January 2004, we sold this property for gross proceeds of approximately $59.2 million.

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

     On June 4, 2002, we acquired the remaining 75% interest in Ernst & Young Plaza in Los Angeles for an aggregate of $115.1 million of which, after the assumption of debt and other net liabilities, we paid approximately $35.9 million. Additionally, we acquired the remaining ground leases related to two of our Chicago office properties for approximately $7.2 million, of which approximately $4.0 million was financed by new debt.

     During 2001, we acquired three office properties within our core markets and partially acquired the ground leases at the two Chicago properties for $202.7 million with financing of $48.5 million.

     Developments

     For the year ended December 31, 2003 we spent approximately $0.9 million on the final payment requirements for the construction costs relating to developments that were completed in 2001 and 2002. Development expenditures were incurred during 2002 and 2001 primarily on Desert Passage in Las Vegas, Nevada; Paseo Colorado in Pasadena, California and the Hollywood & Highland complex in Los Angeles, California, and for the completion of One Alliance Center. The latter project, located in the Buckhead sub-market of Atlanta, Georgia, opened in early October 2001. This $100 million, 558,000 square foot building is the first phase of a four-building complex and is currently 96.6% occupied.

     Dispositions

     During the year ended December 31, 2003, we sold seven office properties and two retail properties (exclusive of joint venture sales) generating net proceeds of approximately $573.7 million or approximately $266.0 million after debt repayment. During the year ended December 31, 2002, we sold five office properties, two technology centers, refusal rights and remnant lands generating net proceeds of approximately $149.0 million, or $140.1 million after debt repayment. During the year ended December 31, 2001, we sold four office properties and a land site which generated net proceeds, after debt repayment, of approximately $110.2 million.

     Consolidated Real Estate Joint Venture

     We have elected to adopt the implementation of FIN No. 46R (hereinafter defined) as of December 31, 2003 and applied the provisions of FIN No. 46R for all entities as of such date. In applying the provisions of FIN No. 46R to all entities, we have determined that the Hollywood & Highland Hotel is a VIE and we are its primary beneficiary. As such, we have consolidated the financial position and results of operations of the Hollywood & Highland Hotel as of December 31, 2003.

     The Hollywood & Highland Hotel is a 640-room hotel located in Los Angeles, California. At December 31, 2003, we had a 91.5% ownership and economic interest in an entity that owns the Hollywood & Highland Hotel. Prior to December 31, 2003, we accounted for the Hollywood & Highland Hotel as an investment in an unconsolidated real estate joint venture. On December 31, 2003, we consolidated the Hollywood & Highland Hotel. The net impact of the consolidation of the Hollywood & Highland Hotel was an increase in our consolidated assets of approximately $94.0 million, representing the net book value of the real estate, cash and cash equivalents and other assets. In addition, we consolidated approximately $81.5 million of mortgage debt related to the Hollywood & Highland Hotel. Our maximum exposure to loss is approximately $81.5 million, representing the amount of mortgage debt outstanding at December 31, 2003. Upon consolidation of the Hollywood & Highland Hotel, we recognized a cumulative effect of a change in accounting principle of approximately $3.8 million representing the minority member’s share of the Hollywood & Highland Hotel’s non-recoverable cumulative losses.

     Unconsolidated Real Estate Joint Ventures

     During the year ended December 31, 2003, we contributed to and made advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $27.1 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $21.7 million. During the year ended December 31, 2002, we contributed to and made advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $11.9 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $19.1 million. During the year ended December 31, 2001, we contributed to and made advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $30.1 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $15.4 million.

     Investment in Sears Tower

     On December 3, 1997, we purchased a subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois, for approximately $70.0 million and became the residual beneficiary of the trust that holds title to the Sears Tower. At December 31, 2002, the Sears Tower was held by a trust established for the benefit of an affiliate of Sears, Roebuck and Co. The trust had a scheduled termination date of January 1, 2003, at which time the assets of the trust, subject to a participating first mortgage, were to be distributed to us as the residual beneficiary. The subordinated mortgage was subordinate to an existing non-recourse participating first mortgage.

     The subordinated mortgage held by us, which was to mature in July 2010, had certain participation rights to the extent of available cash flow. Since acquisition, we had not been accruing interest income on the subordinated mortgage due to the uncertainty regarding ultimate collectibility of accrued interest. In 2002, a loss provision of approximately $48.3 million was recorded to reduce the carrying value of our investment in the Sears Tower to its estimated fair value of approximately $23.6 million.

     On August 28, 2003, we sold our interest in the subordinated mortgage to Metropolitan Life Insurance Company, the holder of the first mortgage, for approximately $9.0 million. During the third quarter of 2003, we recognized a loss on the sale of our interest in the subordinated mortgage to Metropolitan Life Insurance Company of approximately $15.5 million. In addition, we recognized a tax benefit related to this transaction of approximately $12.0 million which is included in benefit (provision) for income and other corporate taxes. Metropolitan Life Insurance Company has retained us as leasing and management agent for the Sears Tower on a third-party basis.

Financing Activities

     During the year ended December 31, 2003, we used approximately $594.7 million in our financing activities, which primarily consisted of an approximate $90.0 million net pay-down of our revolving credit facility, approximately $307.7 million of mortgage debt and other loans repaid on property dispositions, approximately $2.5 million on refinancing fees and approximately $105.3 million of principal repayments, net of an increase in property financing. Additionally, we incurred and paid approximately $3.4 million in settlement of forward rate contracts. We also paid approximately $94.1 million in dividends to our stockholders.

     During the year ended December 31, 2002, we used approximately $430.9 million in our financing activities. During 2002, property refinancing generated proceeds of approximately $189.2 million. Reflecting the completion of development activities in 2002, we had development financing of approximately $70.6 million. Debt repaid on disposition was approximately $8.8 million during 2002 relating to the disposition activity discussed previously. During the year ended December 31, 2002, we drew, on a net basis, approximately $90.0 million on our revolving line of credit and collected approximately $112.7 million on our advances to parent which, when combined with existing cash, was used primarily to fund distributions to TrizecHahn of approximately $643.2 million for a net distribution of approximately $530.5 million in connection with the corporate reorganization. Additionally, we paid approximately $40.2 million of dividends to our stockholders subsequent to the reorganization and advanced approximately $35.0 million to our parent during the first quarter of 2002.

     During the year ended December 31, 2001, we generated approximately $361.3 million of cash related to our financing activities. During 2001, property refinancing generated proceeds of approximately $1.4 billion due primarily to the issuance of approximately $1.4 billion of commercial mortgage backed securities, the proceeds of which were used to retire approximately $1.2 billion of existing debt. Reflecting the completion of development activities in 2001, we had development financing of approximately $227.2 million. Debt repaid on disposition was approximately $1.3 million in 2001 relating to the disposition activity discussed previously. In 2001, we had no draws on our revolving line of credit but did pay approximately $499.0 million in cash dividends and advanced $384.1 million to our parent.

     At December 31, 2003 our consolidated debt was approximately $2.9 billion. The weighted average interest rate on our debt was 5.78% and the weighted average maturity was approximately 4.0 years. The table that follows summarizes the mortgage and other loan debt at December 31, 2003 and December 31, 2002:

	December 31
Debt Summary	2003	2002
	(dollars in thousands)
Balance:
Fixed rate	$2,608,877	$2,210,879
Variable rate subject to interest rate caps	120,000	120,000
Variable rate	138,098	1,014,359

Total	$2,866,975	$3,345,238

Collateralized property	$2,806,233	$3,285,212
Other loans	60,742	60,026

Total	$2,866,975	$3,345,238

Percent of total debt:
Fixed rate	91.0%	66.1%
Variable rate subject to interest rate caps	4.2%	3.6%
Variable rate	4.8%	30.3%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	5.95%	6.72%
Variable rate subject to interest rate caps	3.91%	4.17%
Variable rate	4.20%	2.84%

Total	5.78%	5.45%

Leverage ratio:
Net debt to net debt plus book equity	59.2%	63.6%

     At December 31, 2003, we had fixed interest rates on $150.0 million (December 31, 2002 — $150.0 million) of the debt classified as fixed in the above table by way of interest rate swap contracts with a weighted average interest rate of 6.02% and maturing on March 15, 2008. In accordance with these interest rate swap agreements, we have placed approximately $5.5 million of cash into an interest-bearing escrow account as security under the contracts. Additionally, in January 2003, we entered into interest rate swap contracts to fix the LIBOR interest rates on $500.0 million of variable rate debt with a weighted average fixed rate of 2.61% plus various spreads effective July 1, 2003. At December 31, 2003, the $500.0 million of debt is classified as fixed in the above table. The fair value of all the above interest rate swaps was approximately $20.3 million at December 31, 2003 (December 31, 2002 - $18.5 million).

     In December 2003, we entered into forward rate swap agreements to lock into a maximum interest rate on $110.0 million of $120.0 million of mortgage debt that we intend to refinance in 2004. The forward rate swap agreements were entered into at current market rates and, therefore, had no initial cost. The cost to unwind these interest rate swap contracts is approximately $1.6 million at December 31, 2003. Upon settlement of the swaps, we may be obligated to pay the counterparties a settlement payment, or alternatively, to receive settlement proceeds from the counterparties. Any monies paid or received will be recorded in other comprehensive income and amortized to interest expense over the term of the respective debt. We refinanced this mortgage loan in January 2004.

     We have entered into interest rate cap contracts expiring June 2004 on $120.0 million of variable rate debt, which limit the underlying LIBOR interest rate to 6.5%. At December 31, 2003, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above, we have entered into an interest rate cap contract expiring April 2004 on approximately $584.7 million of U.S. dollar variable rate debt, which limits the underlying LIBOR rate to 11.01%. The fair value of this interest rate cap contract was nominal at December 31, 2003.

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of stockholders’ equity. The decrease in our leverage ratio from December 31, 2002 to December 31, 2003 resulted primarily from the pay-down of existing debt upon the sale of non-core properties.

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

     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method. At December 31, 2003, our pro rata share of this debt amounted to approximately $232.7 million (December 31, 2002 — $343.7 million).

     We were contingently liable for a certain obligation related to the Hollywood & Highland Hotel, one of our consolidated real estate joint ventures. All of the assets of the venture were available for the purpose of satisfying this obligation. We had guaranteed or were otherwise contingently liable for approximately $74.0 million at December 31, 2003. In April 2003, the joint venture amended and restated this loan, which had been scheduled to mature in April 2003. As part of the amended contract, on April 11, 2003, the Hollywood & Highland Hotel joint venture paid approximately $15.3 million to reduce the outstanding balance to approximately $78.0 million. The joint venture was also required to make a further payment of approximately $4.0 million in October 2003 and was required to make another payment of approximately $4.0 million in April 2004, so that the balance of the loan outstanding in April 2004 would be approximately $70.0 million. In April 2004, the loan would have been subject to a potential additional paydown based on a new appraisal. This obligation was paid off and retired in conjunction with the sale of the Hollywood & Highland complex on February 27, 2004.

     At December 31, 2002, the total amount we guaranteed or were otherwise contingently liable for was approximately $100.9 million. This included the approximately $93.3 million related to the Hollywood & Highland Hotel and approximately $7.6 million related to our New Center One joint venture that was retired upon the sale of the property in the New Center One joint venture.

     The table below segregates debt repayments between loans collateralized by our office and retail properties and our other loans.

	Mortgage Debt
	Office	Retail	Other Loans	Total
	(dollars in thousands)
Principal repayments due in:
2004	$416,054	$144,553	$1,928	$562,535
2005	90,041	70,000	1,783	161,824
2006	716,806	—	11,327	728,133
2007	92,113	5,000	1,055	98,168
2008	671,640	—	1,095	672,735
Subsequent to 2008	600,026	—	43,554	643,580

Total	$2,586,680	$219,553	$60,742	$2,866,975

Weighted average interest rate at December 31, 2003	5.96%	4.08%	4.31%	5.78%

Weighted average term to maturity	4.0	0.7	15.4	4.0

Percentage of fixed rate debt	94.6%	46.5%	99.7%	91.0%

     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

Dividends

     On March 18, 2003, we declared a quarterly dividend of $0.20 per common share, payable on April 15, 2003, to the holders of record at the close of business on March 31, 2003. On June 17, 2003, we declared a quarterly dividend of $0.20 per common share, payable on July 15, 2003, to the holders of record at the close of business on June 30, 2003. On September 16, 2003, we declared a quarterly dividend of $0.20 per common share, payable on October 15, 2003, to the holders of record at the close of business on September 30, 2003. On December 10, 2003, we declared a quarterly dividend of $0.20 per common share, payable on January 15, 2004, to the holders of record at the close of business on December 31, 2003. The dividends paid on April 15, 2003, July 15, 2003, October 15, 2003 and January 15, 2004 totaled approximately $30.0 million, $30.1 million, $30.1 million and $30.2 million, respectively.

     On March 18, 2003, we declared an aggregate dividend of approximately $0.006 million for the Class F convertible stock, payable on April 15, 2003. We accrued an additional aggregate dividend of approximately $0.001 million on March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, respectively.

     On March 18, 2003, we declared an aggregate dividend of approximately $0.8 million for the special voting stock, payable on April 15, 2003. On June 17, 2003, we declared an aggregate dividend of approximately $0.6 million for the special voting stock, payable on July 15, 2003. On September 16, 2003, we declared an aggregate dividend of approximately $2.5 million for the special voting stock, payable on October 15, 2003. On December 10, 2003, we declared an aggregate dividend of approximately $1.3 million for the special voting stock, payable on January 15, 2004.

     Market Risk — Quantitative and Qualitative Information

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At December 31, 2003, approximately 95.2% or approximately $2.7 billion of our outstanding debt had fixed interest rates (including variable rate debt subject to interest rate caps and interest rate swap agreements), which minimizes the interest rate risk until the maturity of such outstanding debt.

     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At December 31, 2003, we had hedge contracts totaling $650.0 million. Hedging agreements totaling $150.0 million convert variable rate debt at LIBOR plus various spreads to a fixed rate of 6.02% and mature on March 15, 2008. In January 2003, we entered into forward interest rate hedging contracts to convert $500.0 million of variable rate debt into fixed rate debt effective July 2003 and maturing between July 1, 2005 and January 1, 2006. The hedging agreements convert variable rate debt at LIBOR plus various spreads to a fixed rate of 2.61%. In December 2003, we entered into forward rate swap agreements to lock into a maximum interest rate on $110.0 million of $120.0 million of mortgage debt we intend to refinance in 2004. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense in unhedged variable rate debt, which, in turn, could affect cash flows and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

     At December 31, 2003, our total outstanding debt was approximately $2.9 billion, of which approximately $138.1 million (exclusive of debt subject to interest rate caps) was variable rate debt after the impact of the hedge agreements. At December 31, 2003, the average interest rate on variable rate debt was approximately 4.2%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 42 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.6 million annually. If market rates of interest increased by 10%, the fair value of the total debt outstanding would decrease by approximately $74.4 million.

     Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10% (or approximately 42 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $0.6 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $0.5 million.

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

     In connection with the corporate reorganization, we have agreed to provide shared services to TrizecHahn and therefore continue to provide certain services to assist TrizecHahn in fulfilling its public disclosure obligations and conducting investor, media and public relations. TrizecHahn has agreed to and continues to provide accounting services in conjunction with the corporate reorganization. For the year ended December 31, 2003, we have recorded other income of approximately $0.4 million for such services provided to TrizecHahn. In addition, we have recorded general and administrative expense of approximately $0.4 million for such services provided to us. Both amounts were outstanding at December 31, 2003.

     For the years 2002 and 2001, we, in the normal course of business, reimbursed TrizecHahn and/or affiliates for direct third party purchased services and a portion of salaries for certain employees for direct services rendered. A significant portion of the reimbursements had been for allocated or direct insurance premiums, which amounted to approximately $10.9 million and approximately $7.1 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2003, we were reimbursed by TrizecHahn for insurance premiums that amounted to approximately $0.2 million.

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

     On October 9, 2003, 4172352 Canada, Inc., an affiliate of Trizec Canada, Inc., contributed approximately $4.0 million to us in exchange for preferred membership units in an entity that holds a 91.5% interest in an entity that owns the Hollywood & Highland Hotel. The holders of the preferred membership units are entitled to an initial dividend of 8% per annum, increasing to 12% per annum, as well as any unrecovered capital contribution at the time of liquidation.

Subsequent Events

     In January 2004, we disposed of 151 Front Street, a mixed use office property comprised of approximately 272,000 square feet located in Toronto, Canada for gross proceeds of approximately $59.2 million. Included in the sale was the adjacent retail concourse, comprising approximately 39,000 square feet. In conjunction with the sale, we paid off and retired approximately $20.4 million of mortgage debt related to 151 Front Street.

     In January 2004, we refinanced a $120.0 million mortgage loan bearing an interest rate at LIBOR plus 2.75% and scheduled to mature in June 2004, with a $120.0 million mortgage loan maturing in February 2014. In December 2003, we, through a third party, arranged to set a maximum rate on $110.0 million of this loan through forward swap rate agreements. Upon closing of this loan, we paid approximately $3.9 million in settlement of these forward rate swap agreements, which we have recorded in other comprehensive income. The amount paid on settlement will be amortized into interest expense over the life of the mortgage loan.

     In February 2004, we paid off and retired the mortgage debt on Galleria Towers in Dallas, Texas. The mortgage debt had a principal balance of approximately $133.5 million, bore interest at 6.79% and had a maturity date of May 2004.

     On February 27, 2004, we sold the Hollywood & Highland complex in Los Angeles, California for gross proceeds of approximately $201.0 million. In conjunction with the sale, we paid off and retired approximately $214.1 million of mortgage debt related to the Hollywood & Highland complex.

Newly Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine whether the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any of our unconsolidated real estate joint ventures that may qualify as a VIE, provisions of this interpretation were originally to be effective for financial reports that contain interim periods beginning after June 15, 2003. On October 9, 2003, the FASB issued FASB No. FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” (“FSP FIN 46-6”). The provisions of FSP FIN No. 46-6 defer the effective date for applying the provisions of FIN No. 46 to an interest held in a VIE or a potential VIE until the end of the first interim or annual period ending after December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31) if (1) the VIE was created before February 1, 2003 and (2) the public entity has not issued financial statements reporting the VIE in accordance with FIN No. 46, other than the disclosures required by paragraph 26 of FIN No. 46. On December 17, 2003, the FASB granted a partial deferral on the implementation of FIN No. 46. The partial deferral addressed all non-special purpose entities created prior to February 1, 2003. Public entities with these types of entities will be required to adopt FIN No. 46 at the end of the first interim or annual reporting period ending after March 15, 2004. This partial deferral has been incorporated into FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” — an interpretation of ARB 51 (referred to as FIN No. 46R) issued on December 24, 2003. We have elected to adopt the implementation of FIN No. 46R as of December 31, 2003 and applied the provisions of FIN No. 46R for all entities as of such date. In applying the provisions of FIN No. 46R to all entities, we have determined that the Hollywood & Highland Hotel is a VIE and we are its primary beneficiary. As such, we have consolidated the financial position and results of operations of the Hollywood & Highland Hotel as of December 31, 2003.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. SFAS No. 149 does not impact our results of operations, financial position or liquidity.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB elected to defer the provisions of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests. The FASB’s decisions with respect to the deferral, early adoption, and restatement will likely be issued in conjunction with the finalization of the proposed FASB Staff Position 150-c, “Effective Date and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities of SFAS No. 150”. SFAS No. 150 does not impact our results of operations, financial position or liquidity.

     On January 1, 2003, we adopted the FASB’s Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of SFAS No. 145, we classified the gain on early debt retirement for the year ended December 31, 2003 to continuing operations, and reclassified the amounts shown as extraordinary for the years ended December 31, 2002 and 2001 to continuing operations.

Inflation

     Substantially all of our leases provide for separate property tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases.

Funds from Operations

     Funds from operations, or FFO, is a non-GAAP financial measure. FFO is defined by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, as net income, computed in accordance with accounting principles generally accepted in the United States, or GAAP, excluding gains or losses from sales of properties and cumulative effect of a change in accounting principle, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Effective as of the fourth quarter of 2003, we adopted the NAREIT calculation of FFO. Prior to our adoption of the NAREIT methodology for calculating FFO, we historically excluded certain items in calculating FFO, such as gain on lawsuit settlement, gain on early debt retirement, minority interest, recovery on insurance claims, effects of provision for loss on real estate and loss on and provision for loss on investments, net of the tax benefit, that are required to be factored into the calculation of FFO under the NAREIT methodology. We have revised our current and historical calculation of FFO in accordance with the NAREIT calculation in the table set forth below. Therefore, prior year amounts also reflect the revised guidance.

     We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. Investors should review FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when trying to understand an equity REIT’s operating performance. As discussed above, we compute FFO in accordance with current standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. While FFO is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table reflects the calculation of funds from operations for the years ended December 31, 2003, 2002 and 2001:

	For the years ended December 31
	2003	2002	2001
	(dollars in thousands)
Net income (loss) available to common stockholders	$198,527	$(188,783)	$(152,491)
Add/(deduct):
(Gain) loss on disposition of real estate	(11,351)	(2,996)	2,053
Gain on disposition of discontinued real estate, net	(58,834)	(14,716)	—
Gain on disposition of real estate from unconsolidated real estate joint ventures	(230)	—	—
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	202,490	190,397	174,850
Cumulative effect of change in accounting principle	3,845	—	4,631

Funds from operations available to common stockholders	$334,447	$(16,098)	$29,043

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

Item 8.     Financial Statements and Supplementary Data

     See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.     Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for our company. Management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report and has concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During our financial reporting process for the year ended December 31, 2002, we identified an internal control deficiency in our consolidated process relating to the reconciliation of intercompany accounts, which our independent accountants deemed to be a “reportable condition” under standards established by the American Institute of Certified Public Accountants. We evaluated this matter and concluded that it has not had any material impact on our financial statements. We have developed procedures to address this deficiency, and do not anticipate that this internal control deficiency will occur in the future. Consistent with the provisions and spirit of the Sarbanes-Oxley Act and the rules and regulations of the SEC thereunder, we maintain a process of continuous review of our internal controls to improve and enhance them, with the assistance of both our internal audit staff and our independent accountants.

PART III

Item 10.	Directors and Executive Officers of the Registrant

     Information relating to our executive officers, directors and nominees for director is incorporated by reference to “Proposal 1 — Election of Directors” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be held on May 20, 2004. Information concerning compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement. Information relating to the audit committee of our board of directors and our audit committee financial expert is incorporated by reference to “Meetings and Committees of the Board of Directors — The Audit Committee” in the 2004 Proxy Statement.

     Our board of directors has adopted a Code of Business Conduct and Ethics, applicable to all employees and directors of Trizec. This Code also applies to our senior financial executives, including our Chief Executive Officer and our Chief Financial Officer (who is both our principal financial and principal accounting officer). The Code of Business Conduct and Ethics is posted on our website at www.trz.com under the headings “Investors — Corporate Governance”. We will also provide a print copy of the Code to any stockholder upon request. We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for senior financial executives, on our website at www.trz.com.

Item 11.	Executive Compensation

     Information relating to executive compensation is set forth under the captions “Compensation of Directors and Executive Officers”, and “Compensation Committee Report on Executive Compensation — Compensation Committee Interlocks and Insider Participation” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information relating to ownership of our common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

     The following table gives information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2003, which include the Trizec Properties, Inc. 2002 Long Term Incentive Plan and escrowed share grants made on November 9, 2000. The 2002 Long Term Incentive Plan was approved by our stockholders.

(c) Number of
Securities
Remaining Available
	(a) Number of		for Future Issuance
	Securities to be	(b) Weighted	Under Equity
	Issued Upon	Average Exercise	Compensation Plans
	Exercise of	Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))
Equity Compensation Plans Approved by Stockholders	9,542,164	$14.66	9,457,836
Equity Compensation Plans Not Approved by Stockholders	55,004 (1)	N/A	—

Total	9,597,168		9,457,836

(1)	These shares represent grants of escrowed shares originally made November 9, 2000 by TrizecHahn Corporation to 26 U.S. employees that remained in escrow at December 31, 2003. See Note 22 to the Consolidated Financial Statements included in this Form 10-K for more information about these escrowed share grants.

Item 13.	Certain Relationships and Related Transactions

     Information relating to existing or proposed relationships or transactions between us and any of our affiliates is set forth under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

     Information relating to the fees and services provided by our principal accountant and our audit committee’s pre-approval policies and procedures is set forth under the caption “Principal Accountant Fees and Services” in the 2004 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” on page F-1 of this Form 10-K.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K on November 6, 2003 under Item 5 of the Form pursuant to which we filed a press release announcing the appointment of two new independent members to our board of directors.

(c)	Exhibits

Exhibit
Number	Description
2.1	Arrangement Agreement dated as of March 8, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 2.1 to Trizec Properties, Inc.’s Registration Statement on Form S-11, File No. 333-84878).

2.2	Arrangement Agreement Amending Agreement dated as of April 23, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 2.2 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.1	Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on February 11, 2002 (incorporated herein by reference to Exhibit 3.1 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on April 29, 2002 (incorporated herein by reference to Exhibit 4.4 to Trizec Properties, Inc.’s Registration Statement on Form S-8, File No. 333-87548).

3.3	Amended and Restated Bylaws of Trizec Properties, Inc. (incorporated herein by reference to Exhibit 3.3 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.1	Form of Common Stock Certificates (incorporated herein by reference to Exhibit 4.1 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

4.2	Form of Exchange Certificates (incorporated herein by reference to Exhibit 4.2 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

4.3	Form of Custody Agreement relating to the Exchange Certificates (incorporated herein by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.1	Letter Agreement for Casey Wold (incorporated herein by reference to Exhibit 10.4 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.2	Trizec Deferred Compensation Plan and Trust Agreement (incorporated herein by reference to Exhibit 10.5 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.3	TrizecHahn Developments Inc. Deferred Compensation Plan and Trust Agreement (incorporated herein by reference to Exhibit 10.6 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

Exhibit
Number	Description
10.4	Trizec Properties, Inc. 2002 Long Term Incentive Plan (formerly known as the Trizec Properties, Inc. 2002 Stock Option Plan) (Amended and Restated effective May 29, 2003) (incorporated by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, File No. 333-87548).

10.5	Trizec Properties, Inc. 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Registration Statement on Form S-8, File No. 333-106514).

10.6	General Agreement dated as of November 7, 1994 by and among Metropolitan Life Insurance Company, AEW Partners, L.P., Partners Tower, L.P., Tower Leasing, Inc., Sears, Roebuck and Co. and ST Holdings, Inc. (incorporated herein by reference to Exhibit 10.8 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.7	Employment Agreement dated August 14, 2002 between Timothy H. Callahan and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 10.1 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.8	Cancellation of Employment and Mutual Release Agreement dated January 17, 2003 between Lee Wagman and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 10.12 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.9	Amended and Restated Credit Agreement dated as of December 18, 2002 among Trizec Properties, Inc., as Borrower, various Lenders a party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated herein by reference to Exhibit 10.13 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10	Loan Agreement dated as of May 17, 2001 between Secore Financial Corporation, as lender, and certain subsidiaries of Trizec Properties, Inc. named on the signature page thereof, as borrowers and guarantors (incorporated herein by reference to Exhibit 10.14 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	Canadian Tax Cooperation Agreement dated as of May 8, 2002 between TrizecHahn Office Properties Ltd. and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 10.15 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12†	Trizec Properties, Inc. Deferred Compensation Plan.

21.1†	Subsidiaries of Trizec Properties, Inc.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1††	Section 1350 Certification of the Chief Executive Officer.

32.2††	Section 1350 Certification of the Chief Financial Officer.

†	Filed herewith.
††	Furnished herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIZEC PROPERTIES, INC.
Date: March 12, 2004
By: /s/ Timothy H. Callahan
Timothy H. Callahan
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 12, 2004	/s/ Timothy H. Callahan

Timothy H. Callahan President, Chief Executive Officer and Director (Principal executive officer)

/s/ Michael C. Colleran

Michael C. Colleran Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

/s/ Peter Munk

Peter Munk Chairman of the Board of Directors

/s/ L. Jay Cross

L. Jay Cross Director

/s/ Brian Mulroney

Brian Mulroney Director

/s/ James J. O’Connor

James J. O’Connor Director

/s/ Glenn Rufrano

Glenn Rufrano Director

/s/ Richard Thomson

Richard Thomson Director

/s/ Polyvios Vintiadis

Polyvios Vintiadis Director

/s/ Stephen Volk

Stephen Volk Director

/s/ Casey Wold

Casey Wold Executive Vice President, Chief Operating Officer, Chief Investment Officer and Director

INDEX OF EXHIBITS

Exhibit
Number	Description
2.1	Arrangement Agreement dated as of March 8, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 2.1 to Trizec Properties, Inc.’s Registration Statement on Form S-11, File No. 333-84878).

2.2	Arrangement Agreement Amending Agreement dated as of April 23, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 2.2 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.1	Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on February 11, 2002 (incorporated herein by reference to Exhibit 3.1 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on April 29, 2002 (incorporated herein by reference to Exhibit 4.4 to Trizec Properties, Inc.’s Registration Statement on Form S-8, File No. 333-87548).

3.3	Amended and Restated Bylaws of Trizec Properties, Inc. (incorporated herein by reference to Exhibit 3.3 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.1	Form of Common Stock Certificates (incorporated herein by reference to Exhibit 4.1 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

4.2	Form of Exchange Certificates (incorporated herein by reference to Exhibit 4.2 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

4.3	Form of Custody Agreement relating to the Exchange Certificates (incorporated herein by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.1	Letter Agreement for Casey Wold (incorporated herein by reference to Exhibit 10.4 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.2	Trizec Deferred Compensation Plan and Trust Agreement (incorporated herein by reference to Exhibit 10.5 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.3	TrizecHahn Developments Inc. Deferred Compensation Plan and Trust Agreement (incorporated herein by reference to Exhibit 10.6 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

Exhibit
Number	Description
10.4	Trizec Properties, Inc. 2002 Long Term Incentive Plan (formerly known as the Trizec Properties, Inc. 2002 Stock Option Plan) (Amended and Restated effective May 29, 2003) (incorporated by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, File No. 333-87548).

10.5	Trizec Properties, Inc. 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Registration Statement on Form S-8, File No. 333-106514).

10.6	General Agreement dated as of November 7, 1994 by and among Metropolitan Life Insurance Company, AEW Partners, L.P., Partners Tower, L.P., Tower Leasing, Inc., Sears, Roebuck and Co. and ST Holdings, Inc. (incorporated herein by reference to Exhibit 10.8 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.7	Employment Agreement dated August 14, 2002 between Timothy H. Callahan and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 10.1 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.8	Cancellation of Employment and Mutual Release Agreement dated January 17, 2003 between Lee Wagman and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 10.12 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.9	Amended and Restated Credit Agreement dated as of December 18, 2002 among Trizec Properties, Inc., as Borrower, various Lenders a party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated herein by reference to Exhibit 10.13 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10	Loan Agreement dated as of May 17, 2001 between Secore Financial Corporation, as lender, and certain subsidiaries of Trizec Properties, Inc. named on the signature page thereof, as borrowers and guarantors (incorporated herein by reference to Exhibit 10.14 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	Canadian Tax Cooperation Agreement dated as of May 8, 2002 between TrizecHahn Office Properties Ltd. and Trizec Properties, Inc. (incorporated herein by reference to Exhibit 10.15 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12†	Trizec Properties, Inc. Deferred Compensation Plan.

21.1†	Subsidiaries of Trizec Properties, Inc.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1††	Section 1350 Certification of the Chief Executive Officer.

32.2††	Section 1350 Certification of the Chief Financial Officer.

†	Filed herewith.

††	Furnished herewith.

     The Corporation is providing financial statements for TrizecHahn Hollywood Hotel LLC (“Hollywood Hotel”) for the years ended December 31, 2002 and 2001 for the purpose of complying with Rule 3-09 of Securities and Exchange Commission Regulation S-X. The Corporation has determined that Hollywood Hotel was a significant subsidiary for the years ended December 31, 2002 and 2001 as the Corporation’s equity in the income from continuing operations before income taxes, extraordinary items and cumulative effect of a change in accounting principle of Hollywood Hotel exceeded 20% of such income of the Corporation for such periods.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

To the Board of Directors and Stockholders of
   Trizec Properties, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Trizec Properties, Inc. (the “Corporation”) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index on Page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Corporation’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Corporation, on January 1, 2001, adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted; on January 1, 2003 adopted the provisions of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”; on July 1, 2003 adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation, “ as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”; and on December 31, 2003 adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB 51.”

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 27, 2004

Consolidated Balance Sheets at December 31, 2003 and 2002

	December 31
$ thousands, except share and per share amounts	2003	2002
Assets
Real estate	$4,953,779	$5,389,013
Less: accumulated depreciation	(642,627)	(565,350)

Real estate, net	4,311,152	4,823,663
Cash and cash equivalents	129,299	62,253
Escrows and restricted cash	72,862	46,798
Investment in unconsolidated real estate joint ventures	231,185	220,583
Investment in Sears Tower	—	23,600
Office tenant receivables (net of allowance for doubtful accounts of $7,096 and $9,181, respectively)	9,887	26,536
Other receivables (net of allowance for doubtful accounts of $10,243 and $9,124, respectively)	18,687	20,499
Deferred rent receivables (net of allowance for doubtful accounts of $1,517 and $6,080, respectively)	148,847	131,395
Deferred charges, net	121,842	141,407
Prepaid expenses and other assets	120,805	82,525

Total Assets	$5,164,566	$5,579,259

Liabilities and Stockholders’ Equity

Liabilities
Mortgage debt and other loans	$2,866,975	$3,345,238
Trade, construction and tenant improvements payables	55,143	53,816
Accrued interest expense	9,092	12,931
Accrued operating expenses and property taxes	95,961	92,901
Other accrued liabilities	87,519	82,160
Taxes payable	42,352	109,949
Dividends payable	31,567	—

Total Liabilities	3,188,609	3,696,995

Commitments and Contingencies	—	—

Minority Interest	10,287	3,799

Redeemable Stock	200	200

Stockholders’ Equity
Common Stock, 500,000,000 shares authorized; $0.01 par value, 151,058,491 and 150,033,310 issued and 151,040,480 and 150,029,664 outstanding at December 31, 2003 and 2002, respectively	1,510	1,500
Additional paid in capital	2,193,728	2,181,958
Accumulated deficit	(207,395)	(285,482)
Treasury stock, at cost, 18,011 and 3,646 shares at December 31, 2003 and 2002, respectively	(237)	(40)
Unearned compensation	(1,267)	(3,593)
Accumulated other comprehensive loss	(20,869)	(16,078)

Total Stockholders’ Equity	1,965,470	1,878,265

Total Liabilities and Stockholders’ Equity	$5,164,566	$5,579,259

See accompanying notes to the financial statements.

Consolidated Statements of Operations

	For the years ended December 31
$ thousands, except share and per share amounts	2003	2002	2001
Revenues
Rentals	$632,127	$649,344	$613,409
Recoveries from tenants	114,786	114,096	108,837
Parking and other	90,562	99,937	102,020
Fee income	10,706	9,771	11,490

Total Revenues	848,181	873,148	835,756

Expenses
Operating	311,243	305,621	265,344
Property taxes	95,360	93,632	84,598
General and administrative, exclusive of stock option grant expense	39,304	44,935	25,854
Depreciation and amortization	172,968	162,061	146,841
Stock option grant expense	1,054	5,214	—
Reorganization (recovery) costs	—	(3,260)	15,922
Provision for loss on real estate	—	142,431	240,547
Loss on and provision for loss on investment	15,491	60,784	15,371

Total Expenses	635,420	811,418	794,477

Operating Income	212,761	61,730	41,279

Other Income (Expense)
Interest and other income	8,416	7,366	14,289
Interest Expense	(175,472)	(179,611)	(140,040)
Gain (loss) on early debt retirement	2,262	—	(17,966)
Gain on lawsuit settlement	26,659	—	—
Recovery on insurance claims	6,986	3,480	—

Total Other Income (Expense)	(131,149)	(168,765)	(143,717)

Income (Loss) before Income Taxes, Minority Interest, Income (Loss) from Unconsolidated Real Estate Joint Ventures, Discontinued Operations, Gain (Loss) on Disposition of Real Estate and Cumulative Effect of a Change in Accounting Principle	81,612	(107,035)	(102,438)
Benefit (provision) for income and other corporate taxes, net	41,777	(4,896)	(13,795)
Minority interest	(1,626)	1,766	433
Income (loss) from unconsolidated real estate joint ventures including provision for loss on investment ($58,880 and $46,900, for 2002 and 2001, respectively)	23,336	(47,631)	(33,948)

Income (Loss) from Continuing Operations	145,099	(157,796)	(149,748)
Discontinued Operations
Income from discontinued operations	10,478	18,973	21,485
Gain on disposition of discontinued real estate, net, and provision for loss on discontinued real estate ($18,164, $66,806 and $17,544, for 2003, 2002 and 2001, respectively)	40,670	(52,090)	(17,544)

Income (Loss) Before Gain (Loss) on Disposition of Real Estate and Cumulative Effect of a Change in Accounting Principle	196,247	(190,913)	(145,807)
Gain (loss) on disposition of real estate	11,351	2,996	(2,053)

Income (Loss) before Cumulative Effect of a Change in Accounting Principle	207,598	(187,917)	(147,860)
Cumulative effect of a change in accounting principle	(3,845)	—	(4,631)

Net Income (Loss)	203,753	(187,917)	(152,491)

Special voting and Class F convertible stockholders’ dividends	(5,226)	(866)	—

Net Income (Loss) Available to Common Stockholders	$198,527	$(188,783)	$(152,491)

See accompanying notes to the financial statements.

Consolidated Statements of Operations (Continued)

	For the years ended December 31
$ thousands, except share and per share amounts	2003	2002	2001
		Proforma
Earnings per common share
Income (Loss) from Continuing Operations Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$ 1.01	$ (1.04)	$ (1.01)
Diluted	$ 1.01	$ (1.04)	$ (1.01)
Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$ 1.32	$ (1.26)	$ (1.02)
Diluted	$ 1.32	$ (1.26)	$ (1.02)
Weighted average shares outstanding
Basic	150,005,663	149,477,187	149,849,246
Diluted	150,453,281	149,477,187	149,849,246

See accompanying notes to the financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31
$ thousands	2003	2002	2001
Net income (loss)	$203,753	$(187,917)	$(152,491)

Other comprehensive (loss) income:
Unrealized gains (losses) on investments in securities:
Unrealized foreign currency exchange gains arising during the period	259	26	—
Unrealized holding losses arising during the period	—	(11,786)	—
Realized losses on investment in securities	—	11,786	—
Reclassification adjustment for the cumulative effect of a change in accounting principle included in income	—	—	4,351
Unrealized foreign currency exchange gain on foreign operations	2,643	943	—
Unrealized derivative losses:
Effective portion of interest rate contracts	(4,256)	(15,229)	(1,818)
Settlement of forward rate contract	(3,437)	—	—

Total other comprehensive (loss) income	(4,791)	(14,260)	2,533

Net comprehensive income (loss)	$198,962	$(202,177)	$(149,958)

See accompanying notes to the financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
 $ thousands, except share amounts

	For the years ended December 31, 2003, 2002 and 2001
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

	For the years ended December 31, 2003, 2002 and 2001
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

See accompanying notes to the financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (Continued)
$ thousands, except share amounts

	For the years ended December 31, 2003, 2002 and 2001
	Series A Convertible		Series B Convertible		Class C Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	$	Shares	$	Shares	$	Shares	$	Shares
Issuance of shares upon exercise of warrants and stock options	—	—	—	—	—	—	2	183,800
Issuance of shares as consideration for investment in Borealis received	—	—	—	—	4,300	3,909	—	—
Intrinsic value of stock option grant	—	—	—	—	—	—	—	—
Option expense for vested options	—	—	—	—	—	—	—	—
Preferred and Common Stock dividends in excess of available retained earnings	—	—	—	—	—	—	—	—
Deemed equity contribution on repayment of advances to parent	—	—	—	—	—	—	—	—
Deemed distribution on acquisition of 151 Front Street	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	—	—	—	—	(3,646)

Balance at December 31, 2002	$—	—	$—	—	$—	—	$1,500	150,029,664
Net income	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	—
Amortization of escrowed share grants	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	3	345,000
Cancellation of restricted stock	—	—	—	—	—	—	(2)	(233,000)
Amortization of restricted stock	—	—	—	—	—	—	—	—
Issuance of shares upon exercise of warrants and stock options	—	—	—	—	—	—	9	877,256
Issuance of shares, ESPP	—	—	—	—	—	—	—	35,925
Intrinsic value option expense for vested options	—	—	—	—	—	—	—	—
Fair value option expense	—	—	—	—	—	—	—	—
Forfeiture of stock options	—	—	—	—	—	—	—	—
Deemed equity contribution on repayment of advances to parent	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	—	—	—	—	(14,365)

Balance at December 31, 2003	$—	—	$—	—	$—	—	$1,510	151,040,480

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the years ended December 31, 2003, 2002 and 2001
					Accumulated
	Additional	(Deficit)			Other
	Paid In	Retained	Treasury	Unearned	Comprehensive
	Capital	Earnings	Stock	Compensation	Loss	Total
Issuance of shares upon exercise of warrants and stock options	2,635	—	—	—	—	2,637
Issuance of shares as consideration for investment in Borealis received	—	—	—	—	—	4,300
Intrinsic value of stock option grant	6,011	—	—	(6,011)	—	—
Option expense for vested options	—	—	—	5,214	—	5,214
Preferred and Common Stock dividends in excess of available retained earnings	(579,378)	—	—	—	—	(579,378)
Deemed equity contribution on repayment of advances to parent	22,113	—	—	—	—	22,113
Deemed distribution on acquisition of 151 Front Street	(486)	—	—	—	—	(486)
Treasury shares	—	—	(40)	40	—	—

Balance at December 31, 2002	$2,181,958	$(285,482)	$(40)	$(3,593)	$(16,078)	$1,878,265
Net income	—	203,753	—	—	—	203,753
Dividends	—	(125,666)	—	—	—	(125,666)
Amortization of escrowed share grants	—	—	—	2,598	—	2,598
Other comprehensive loss	—	—	—	—	(4,791)	(4,791)
Issuance of restricted stock	3,785	—	—	(3,788)	—	—
Cancellation of restricted stock	(2,302)	—	—	2,304	—	—
Amortization of restricted stock	—	—	—	379	—	379
Issuance of shares upon exercise of warrants and stock options	9,961	—	—	—	—	9,970
Issuance of shares, ESPP	445	—	—	—	—	445
Intrinsic value option expense for vested options	—	—	—	402	—	402
Fair value option expense	652	—	—	—	—	652
Forfeiture of stock options	(234)	—	—	234	—	—
Deemed equity contribution on repayment of advances to parent	(537)	—	—	—	—	(537)
Treasury shares	—	—	(197)	197	—	—

Balance at December 31, 2003	$2,193,728	$(207,395)	$(237)	$(1,267)	$(20,869)	$1,965,470

See accompanying notes to the financial statements.

Consolidated Statements of Cash Flows

	For the years ended December 31
$ thousands	2003	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$203,753	$(187,917)	$(152,491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from unconsolidated real estate joint ventures including provision for loss on investments ($58,880 and $46,900 for 2002 and 2001, respectively)	(23,336)	47,631	33,948
Distributions from unconsolidated real estate joint ventures	21,660	—	—
Depreciation and amortization expense (including discontinued operations)	186,056	175,889	161,078
Amortization of financing costs	9,464	8,355	9,586
(Gain) loss on disposition of real estate (including discontinued operations)	(70,185)	(7,930)	2,053
Minority interest	1,626	(1,766)	(433)
Derivative losses	—	180	456
Amortization of unearned compensation	2,977	3,865	5,012
Provision for loss on real estate	18,164	199,455	258,091
Loss on and provision for loss on investments	15,491	60,784	15,371
Deferred income tax expense	—	—	8,926
(Gain) loss on debt retirement	(2,262)	—	4,211
Compensation charge from net settlement of warrants	2,080	—	—
Gain on lawsuit settlement	(26,659)	—	—
Stock option grant expense	1,054	5,214	—
Reorganization (recovery) costs	—	(3,260)	4,201
Cumulative effect of a change in accounting principle	3,845	—	4,631
Changes in assets and liabilities:
Escrows and restricted cash	(26,064)	(18,618)	99,415
Office tenant receivables	16,649	6,811	10,947
Other receivables	3,598	7,385	(3,955)
Deferred rent receivables	(25,885)	(35,097)	(18,390)
Prepaid expenses and other assets	(36,287)	(28,108)	8,694
Accounts payable, accrued liabilities and other liabilities.	(56,790)	(21,212)	11,597

Net cash provided by operating activities	218,949	211,661	462,948

Cash Flows from Investing Activities
Real estate:
Acquisitions	—	(68,517)	(202,740)
Development expenditures	(903)	(74,405)	(362,425)
Tenant improvements and capital expenditures	(88,844)	(84,220)	(88,740)
Tenant leasing costs	(26,341)	(25,315)	(39,914)
Dispositions	573,713	148,974	111,553
Redemption of minority interest units	—	(118)	—
Disposition of investments	—	80,423	—
Cash from consolidation of joint venture	9,659	—	—
Escrows and restricted cash from consolidation of joint venture	2,594	—	—
Unconsolidated real estate joint ventures:
Investments	(27,062)	(11,861)	(30,123)
Distributions	—	19,121	15,401

Net cash provided by (used in) investing activities	442,816	(15,918)	(596,988)

See accompanying notes to the financial statements.

Consolidated Statements of Cash Flows (Continued)

	For the years ended December 31
$ thousands	2003	2002	2001
Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	85,862	189,169	1,441,390
Principal repayments	(191,197)	(161,822)	(1,219,713)
Repaid on dispositions	(307,702)	(8,842)	(1,321)
Draws on credit line	160,100	375,000	—
Paydowns on credit line	(250,100)	(285,000)	—
Acquisition financing	—	4,000	48,500
Development financing	—	70,552	227,231
Refinancing expenditures	(2,481)	(10,421)	(19,858)
Settlement of forward rate contract	(3,437)	—	—
Net advance from parent company and affiliates	—	77,746	384,050
Issuance of common stock	8,335	2,637	—
Distribution of additional paid in capital	—	(486)	—
Dividends	(94,099)	(683,457)	(499,000)

Net cash (used in) provided by financing activities	(594,719)	(430,924)	361,279

Net Increase (Decrease) in Cash and Cash Equivalents	67,046	(235,181)	227,239

Cash and Cash Equivalents, beginning of year	62,253	297,434	70,195

Cash and Cash Equivalents, end of year	$129,299	$62,253	$297,434

See accompanying notes to the financial statements.

Consolidated Statements of Cash Flows (Continued)

	For the years ended December 31
$ thousands	2003	2002	2001
Supplemental cash flow disclosures:

Cash paid during the year for:

Interest, inclusive of interest capitalized	$176,417	$188,240	$177,124

Interest capitalized to properties under development	$—	$2,145	$33,194

Taxes	$55,378	$5,359	$10,160

Non-cash investing and financing activities:

Forgiveness of debt upon conveyance of property	$17,896	$—	$—

Dividends payable on common stock, special voting stock and Class F convertible preferred stock	$31,567	$—	$—

Transfer of joint venture interest to real estate upon obtaining control	$—	$13,514	$70,680

Mortgage debt assumed by purchasers on property dispositions	$25,594	$—	$—

Non-cash issuance of restricted stock	$3,788	$—	$—

Mortgage debt assumed upon obtaining control of joint venture investment	$—	$105,555	$194,674

Non-cash issuance of Class C Convertible Preferred Stock in exchange for other assets	$—	$355,190	$—

Non-cash settlement of advance from parent in exchange for common stock of TREHI	$—	$236,619	$—

Non-cash retirement of advance to parent in exchange for other assets	$—	$35,000	$—

Non-cash issuance of shares of common stock	$—	$—	$16,550

Other non-cash financings	$—	$—	$3,000

Assets and liabilities from consolidation of joint venture:
Net investment in real estate	$84,696
Other receivables	2,140
Prepaid expenses and other assets	2,918
Mortgage debt	(81,517)
Other accrued liabilities	(3,274)
Minority interest	(4,868)

See accompanying notes to the financial statements.

Notes to the Financial Statements
$ thousands, except share and per share amounts

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

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

The accompanying financial statements include, on a consolidated basis (as of December 31, 2003 and 2002, and for the year ended December 31, 2003) and a combined consolidated basis (for the years ended December 31, 2002 and 2001), the U.S. assets of TrizecHahn, substantially all of which are owned and operated by Trizec Properties and Trizec R & E Holdings, Inc. (“TREHI”, formerly known as TrizecHahn Developments Inc.), TrizecHahn’s two primary U.S. operating and development companies prior to March 14, 2002. As described in Note 16, on March 14, 2002, TREHI was contributed to Trizec Properties. Prior to March 14, 2002, TREHI was a wholly-owned subsidiary of TrizecHahn. Accordingly, the organization presented in these financial statements was not a legal entity for 2001 or the entire 2002 year.

The Corporation operated as a separate stand alone entity prior to the Reorganization date and, as such, no additional expenses incurred by TrizecHahn or its related entities were, in management’s view, necessary to be allocated to the Corporation for the periods prior to the Reorganization. However, the financial results prior to the Reorganization are not necessarily indicative of future operating results and no adjustments were made to reflect possible incremental changes to the cost structure as a result of the Reorganization. The incremental charges will include, but are not limited to, additional senior management compensation expense to supplement the existing senior management team and internal and external public company corporate compliance costs.

The Corporation operates primarily in the U.S. where it owns, manages and develops office buildings and one mixed-use property. At December 31, 2003, it had ownership interests in a high-quality portfolio of 64 U.S. office properties concentrated in the metropolitan areas of seven major U.S. cities and one office property located in Toronto, Canada. In addition, the Corporation owns one retail/entertainment project. At the end of 2000, Trizec Properties decided that it would elect to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the “Code”), commencing in 2001.

2.	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying financial statements as of December 31, 2003 and 2002 and for the year ended December 31, 2003 include the accounts and operating results of Trizec Properties and all of its subsidiaries. The accompanying financial statements for the years ended December 31, 2002 and 2001 include the combined accounts of Trizec Properties and TREHI and of all subsidiaries. Prior to the contribution of TREHI to Trizec Properties, both Trizec Properties and TREHI were indirect wholly-owned subsidiaries under the common control of TrizecHahn.

Assets that were transferred at the date of the Reorganization are reflected in the accompanying financial statements and have been presented using TrizecHahn’s historical cost basis.

The Corporation consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity, as defined in

Notes to the Financial Statements
$ thousands, except share and per share amounts

FIN No. 46R (hereinafter defined).

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

a.	Basis of Presentation, continued

FIN No. 46R (hereinafter defined). The Corporation will re-evaluate and apply the provisions of FIN No. 46R to existing entities if certain reconsideration events warrant re-evaluation of such entities. In addition, the Corporation will apply the provisions of FIN No. 46R to all new entities in the future. The Corporation also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Corporation does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) the Corporation’s investment is passive. All significant intercompany balances and transactions have been eliminated.

For presentation purposes, the Corporation refers to and describes the accompanying financial statements for each year ended December 31, 2002 and 2001 as consolidated.

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

Rental properties are recorded at cost, less accumulated depreciation. Depreciation of rental properties acquired prior to the adoption of SFAS No. 141 (hereinafter defined) is determined using the straight-line method over periods not exceeding a 40-year estimated life, subject to the terms of any respective ground leases. Tenant improvements are deferred and amortized on a straight-line basis over the term of the respective lease.

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

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), the Corporation allocates the purchase price of real estate to land, building, tenant improvements and, if determined to be material, intangibles, such as the value of above, below and at-market leases, origination costs associated with the in-place leases, and the value of tenant relationships, if any. The Corporation depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from one to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is amortized over the expected term of the relationship, which includes an estimate of probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).

In accordance with SFAS No. 141, the Corporation performs (or engages a third party to perform) the following procedures for properties it acquires:

Notes to the Financial Statements
$ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

c.	Real Estate, continued

1)	estimate the value of the property “as if vacant” as of the acquisition date;

2)	allocate the fair value of the property among land, site improvement, building, and equipment and determine the associated asset life for each;

3)	estimate the fair value of the tenant improvements and calculate the associated asset life;

4)	compute the value of the difference between the “as if vacant” value of the property plus tenant improvements and the purchase price, which will represent the total intangible assets;

5)	allocate the value of the above and below market leases to the intangible assets and determine the associated life of the above/below market leases;

6)	allocate the value of the lease origination costs to the intangible assets and calculate the associated asset life;

7)	calculate the value and associated life of the tenant relationships, if any; and

8)	calculate the intangible value to the in-place leases and the associated life of these assets.

Properties under development consist of rental properties under construction and are recorded at cost, reduced for impairment losses where appropriate. Properties are classified as properties under development until the property is substantially completed and available for occupancy, at which time such properties are classified as rental properties and depreciation commences. The cost of properties under development includes costs incurred in connection with their acquisition, development and construction. Such costs consist of all direct costs including interest on general and specific debt and other direct expenses.

If events or circumstances indicate that the carrying value of a completed rental property, a rental property under development, or a property held for development may be impaired, a recoverability analysis is performed based on estimated undiscounted future cash flows to be generated from property operations and its projected disposition. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.

Pursuant to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), properties held for disposition are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Estimated fair value is determined based on management’s estimate of amounts that would be realized if the property were offered for sale in the ordinary course of business assuming a reasonable sales period and under normal market conditions. Carrying values are reassessed at each balance sheet date. Implicit in management’s assessment of fair values are estimates of future rental and other income levels for the properties and their estimated disposal dates. Due to the significant uncertainty in determining fair value, actual proceeds realized on the ultimate sale of these properties will differ from estimates and such differences could be material. Depreciation ceases once a property is classified as held for disposition.

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

Notes to the Financial Statements
$ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

d.	Revenue Recognition, continued

amount by which straight-line rental revenue exceeds minimum rents collected in accordance with the lease agreements is included in deferred rent receivables. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The impact of the straight-line adjustment increased rental revenue by $26,909, $33,275 and $20,888 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Revenue is recognized on payments received from tenants for early lease terminations after the Corporation determines that all the necessary criteria have been met in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

The Corporation provides an allowance for doubtful accounts representing that portion of tenant, other and deferred rent receivables which are estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Corporation.

The Corporation recognizes property sales in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” The Corporation generally records the sales of operating properties using the full accrual method at closing when the earnings process is deemed to be complete. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

Deferred revenue in respect of building telecommunication and service provider license agreements is recognized to income over the effective term of the license agreements. If a license agreement is terminated early, any remaining unamortized balance is recognized in income at that time.

e.	Investments

Investments in joint ventures in which the Corporation does not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting whereby the cost of an investment is adjusted for the Corporation’s share of equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each entity is allocated in accordance with the provision of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of the Corporation’s investment in the respective entities and the Corporation’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets, as applicable.

Investments in which the Corporation’s investment is minimal (typically less than 5%) and passive are accounted for by the cost method of accounting. Income is recognized only to the extent of dividends or cash received.

The carrying value of investments which the Corporation determines to have an impairment in value considered to be other than temporary are written down to their estimated realizable value.

Notes to the Financial Statements
$ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

e.	Investments, continued

Marketable equity securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Unrealized gains and losses on marketable equity securities that are designated as available-for-sale are included in accumulated other comprehensive (loss) income.

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

In December 2000, Trizec Properties determined that it would elect to be taxed as a REIT pursuant to Sections 856 through 860 of the Code, commencing in 2001. The REIT election was effective with the filing of the Corporation’s 2001 tax return. In general, a corporation that distributes at least 90% of its REIT taxable ordinary income to its shareholders in any taxable year, and complies with certain other requirements (relating primarily to its organization, the nature of its assets, the sources of its revenues and ownership rules) is not subject to United States federal income taxation to the extent of the income which it distributes. Trizec Properties believes that it meets the qualifications for REIT status as of December 31, 2003 and 2002. For the years ended December 31, 2003, 2002 and 2001, the Corporation distributed 100% of its REIT taxable income to its shareholders. Accordingly, no provision has been made in the consolidated financial statements for federal income taxes for REIT purposes for the years ended December 31, 2003, 2002 and 2001 in respect of the Corporation.

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

Notes to the Financial Statements
$ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

f.	Income Taxes, continued

TRS deferred income taxes, where applicable, are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

g.	Cash and Cash Equivalents

Cash and cash equivalents consist of currency on hand, demand deposits with financial institutions, and short-term highly-liquid investments with an original maturity of 90 days or less.

h.	Escrows and Restricted Cash

Escrows consist primarily of amounts held by lenders to provide for future property tax expenditures and tenant improvements. In addition, during the years 2003 and 2002, escrows included net proceeds, intended to be reinvested, from sale of real estate assets intended to qualify for tax deferred gain recognition under Section 1031 of the Code. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of specific obligations.

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

The Corporation adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement of Financial Accounting Standards No. 137 and Statement of Financial Accounting Standards No. 138 (collectively, “SFAS No. 133”), as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Corporation’s combined consolidated balance sheet at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported through the statement of operations. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is recognized in other comprehensive (loss) income until the forecasted transactions occur, and the ineffective portions are recognized in the statement of operations.

Notes to the Financial Statements
$ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

j.	Derivative Instruments, continued

Upon early termination of a derivative instrument that has been designated as a hedge, the resulting gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated instrument.

The Corporation uses certain interest rate protection agreements to manage risks from fluctuations in variable interest rates, as well as to hedge anticipated future financing transactions. Upon adoption of SFAS No. 133 in 2001, the Corporation expensed deferred charges of $280 related to these agreements. This was reflected in net income as a cumulative effect of a change in accounting principle. The Corporation’s derivatives also include investments in warrants to purchase shares of common stock of other public companies. Based on the terms of the warrant agreements, the warrants meet the definition of a derivative and accordingly must be marked to fair value with the impact reflected in the statement of operations. Prior to January 1, 2001, the Corporation had been recording the warrants at fair value through accumulated other comprehensive (loss) income as available-for-sale securities under SFAS No. 115. Upon adoption of SFAS No. 133 in 2001, the Corporation reclassified $4,351, the unrealized holding loss in respect of the warrants, from accumulated other comprehensive (loss) income to a cumulative effect of a change in accounting principle.

For the year ended December 31, 2003, the Corporation recorded unrealized derivative losses through other comprehensive income of $4,256 (2002 — $15,229, 2001 — $1,818). For the year ended December 31, 2002, the Corporation recorded derivative losses of $180 (2001 — $456) through the statement of operations, which included the total ineffectiveness of all cash flow hedges. The Corporation also recorded a derivative loss and write-down of $15,371 for the year ended December 31, 2001, that has been included in provision for and loss on investments in the statement of operations. The Corporation expects to amortize approximately $12.5 million from other comprehensive (loss) income into earnings within the next twelve months. In addition, the Corporation will record a loss of approximately $2.0 million in connection with the ineffective portion of certain interest rate swap agreements that were used to hedge variable rate debt that has been paid off and retired subsequent to year end.

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

The Corporation owns 100% of the general partner units and 98% of the limited partnership units (“Units”) of TrizecHahn Mid-Atlantic Limited Partnership (the “Partnership”) at December 31, 2003 and 2002. The remaining Units are held by unrelated limited partners who have a right to redeem their Units before 2012, at a redemption value equal to the fair market value of an equivalent number of shares of common stock of Trizec Properties. Upon redemption of the Units, the Partnership is required to pay cash to the holder in an amount equal to the redemption value, or the Corporation has the option of triggering the effective issuance of freely tradable shares of common stock of Trizec Properties. The redemption value of the outstanding Units is approximately $4,166 at December 31, 2003 (December 31, 2002 — $2,540). The change in redemption value is recorded as an allocation to minority interest in the consolidated statements of operations.

Notes to the Financial Statements
$ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

l.	Minority Interest, continued

On October 9, 2003, 4172352 Canada, Inc., an affiliate of Trizec Canada Inc., contributed approximately $4,000 to the Corporation in exchange for preferred membership units in an entity that holds a 91.5% interest in an entity that owns the Hollywood & Highland Hotel. The holders of the preferred membership units are entitled to an initial dividend of 8% per annum, increasing to 12% per annum, as well as any unrecovered capital contribution at the time of liquidation.

m.	Stock Based Compensation

Effective July 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure” (“SFAS No. 148”). The Corporation is applying the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee stock options granted after December 31, 2002. For employee stock option grants accounted for under SFAS No. 123, compensation cost is measured as the fair value of the stock option at the date of grant. This compensation cost is charged to earnings over the vesting period. For stock options issued prior to January 1, 2003, the Corporation will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB No. 25”). For employee stock option grants accounted for under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation’s common stock at the date of grant over the exercise price of the options granted. This compensation cost, if any, is charged to earnings over the vesting period. Except as detailed in Note 18 (a) with respect to options that were granted in connection with the Reorganization, the Corporation’s policy is to grant options with an exercise price equal to the quoted market price of the Corporation’s common stock. Stock option grant expense of approximately $1,054, $5,214 and $0 was recognized for the years ended December 31, 2003, 2002 and 2001, respectively.

The following reconciles net income (loss) available to common stockholders to pro forma net income (loss) available to common stockholders as if the fair value based method of accounting for employee stock options as prescribed under the provision of SFAS No. 123 had been applied to all outstanding and unvested employee stock options, and presents reported earnings per share (“EPS”) and pro forma EPS.

	For the year ended December 31
	2003	2002	2001
Net income (loss) available to common stockholders, as reported	$198,527	$(188,783)	$(152,491)
Add back:
Stock option grant expense, as reported	1,054	5,214	—
Deduct:
Stock option expense, pro forma	(3,308)	(11,791)	—

Pro forma net income (loss) available to common stockholders	$196,273	$(195,360)	$(152,491)

		Proforma
Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic, as reported	$1.32	$(1.26)	$(1.02)

Basic, pro forma	$1.31	$(1.31)	$(1.02)

Diluted, as reported	$1.32	$(1.26)	$(1.02)

Diluted, pro forma	$1.30	$(1.31)	$(1.02)

Notes to the Financial Statements
$ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

m.	Stock Based Compensation, continued

The pro forma stock option expense presented above may not be indicative of future periods expense due to the effects of the options issued in connection with the Reorganization.

n.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN No. 46”). The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine whether the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any of the Corporation’s unconsolidated real estate joint ventures that may qualify as a VIE, provisions of this interpretation were originally to be effective for financial reports that contain interim periods beginning after June 15, 2003. On October 9, 2003, the FASB issued FASB No. FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” (“FSP FIN 46-6”). The provisions of FSP FIN 46-6 defer the effective date for applying the provisions of FIN No. 46 to an interest held in a VIE or a potential VIE until the end of the first interim or annual period ending after December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31) if (1) the VIE was created before February 1, 2003 and (2) the public entity has not issued financial statements reporting the VIE in accordance with FIN No. 46, other than the disclosures required by paragraph 26 of FIN No. 46. On December 17, 2003, the FASB granted a partial deferral on the implementation of FIN No. 46. The partial deferral addressed all non-special purpose entities created prior to February 1, 2003. Public entities with these types of entities will be required to adopt FIN No. 46 at the end of the first interim or annual reporting period ending after March 15, 2004. This partial deferral has been incorporated into FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” — an interpretation of ARB 51 (referred to as FIN No. 46R) issued on December 24, 2003. The Corporation has elected to adopt the implementation of FIN No. 46R as of December 31, 2003 and applied the provisions of FIN No. 46R for all entities as of such date. In applying the provisions of FIN No. 46R to all entities, the Corporation has determined that the Hollywood & Highland Hotel is a VIE and the Corporation is its primary beneficiary. As such, the Corporation has consolidated the financial position and results of operations of the Hollywood & Highland Hotel as of December 31, 2003. See Note 5 to the Consolidated Financial Statements for a detailed discussion and related disclosures as required by FIN No. 46R.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. SFAS No. 149 does not impact the Corporation’s results of operations, financial position or liquidity.

Notes to the Financial Statements
$ thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

n.	Recent Accounting Pronouncements, continued

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB elected to defer the provisions of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests. The FASB’s decisions with respect to the deferral, early adoption, and restatement will likely be issued in conjunction with the finalization of the proposed FASB Staff Position 150-c, “Effective Date and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities of SFAS No. 150”. SFAS No. 150 does not impact the Corporation’s results of operations, financial position or liquidity.

On January 1, 2003, the Corporation adopted the FASB’s Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of SFAS No. 145, the Corporation classified the gain on early debt retirement for the year ended December 31, 2003 to continuing operations, and reclassified the amounts shown as extraordinary for the years ended December 31, 2002 and 2001 to continuing operations.

o.	Earnings Per Share

Basic and diluted earnings per share are computed by dividing the net income (loss) available to common stockholders by the weighted average shares and diluted weighted average shares outstanding for each period. After giving effect to the Reorganization on May 8, 2002, the Corporation had 149,849,246 shares of common stock outstanding. Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, in determining the weighted average number of shares, it is assumed that these shares had been issued at the beginning of the period for the years ended December 31, 2002 and 2001. Additionally, the options and warrants issued in connection with the Reorganization have been assumed to be issued at the beginning of the period for the years ended December 31, 2002 and 2001. For the year ended December 31, 2001, the dilutive effect, if any, of the options and warrants has been calculated based on the price of the Corporations’ common stock on May 8, 2002, or $16.82 per share.

p.	Reclassifications

Certain reclassifications of prior period amounts have been made to the consolidated balance sheet and consolidated statements of operations and cash flows. These reclassifications have been made in the financial statements to conform to the 2003 presentation. These reclassifications have not changed the Corporation’s financial position as of December 31, 2002 or consolidated results of operations or cash flows for the years ended December 31, 2002 or 2001.

Notes to the Financial Statements
$ thousands, except share and per share amounts

3.	REAL ESTATE

The Corporation’s investment in real estate is comprised of:

	December 31
	2003	2002
Properties
Held for the long term, net	$4,278,981	$4,650,219
Held for disposition, net	32,171	173,444

	$4,311,152	$4,823,663

a.	Properties — Held for the Long Term

	December 31
	2003	2002
Rental properties
Land	$551,422	$604,156
Buildings and improvements	3,964,790	4,213,380
Tenant improvements	362,209	347,346
Furniture, fixtures and equipment	7,811	13,060

	4,886,232	5,177,942
Less: accumulated depreciation	(640,416)	(552,933)

	4,245,816	4,625,009
Properties held for development	33,165	25,210

	$4,278,981	$4,650,219

b.	Properties — Held for Disposition

	December 31
	2003	2002
Rental properties, net	$19,212	$159,738
Properties held for development	12,959	13,706

	$32,171	$173,444

Properties held for disposition include certain properties that the Corporation has decided to dispose of in an orderly manner over a reasonable sales period.

(i)	The Corporation had properties designated as held for disposition at December 31, 2001. These assets were subject to the transition rules of SFAS No. 144, and, accordingly, the Corporation continues to account for these properties pursuant to Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” (“SFAS No. 121”).

Properties held for disposition at December 31, 2001 included three retail/entertainment properties, three technology center development properties, two non-core office properties and certain retail non-operating assets. During the year ended December 31, 2002, two of the retail/entertainment properties and one of the technology properties were reclassified to properties held for the long term, and the two non-core office properties, two of the technology properties and the retail non-operating assets were sold. In addition, the Corporation acquired 151 Front Street from TrizecHahn which had been designated as held for disposition in accordance with SFAS No. 121. As a result, at December 31, 2002, one retail/entertainment property and 151 Front Street remained as held for disposition in accordance with SFAS No. 121 with the results of operations included in continuing operations. During the year ended December 31, 2003, the

Notes to the Financial Statements
$ thousands, except share and per share amounts

3.	REAL ESTATE, continued

b.	Properties – Held for Disposition, continued

retail/entertainment property was sold. Therefore, 151 Front Street remains as the sole property held for disposition in accordance with SFAS No. 121 at December 31, 2003.

The results of operations for 151 Front Street and the other properties that had been designated as held for disposition in accordance with SFAS No. 121 and were sold during 2002 or during the year ended December 31, 2003 are included, through the date of sale, in revenues and expenses of the Corporation. The following summarizes the condensed results of operations for these properties.

	For the years ended
	December 31
	2003	2002	2001
Rentals	$10,716	$24,593	$8,449
Interest	8	120	254

Total Revenues	10,724	24,713	8,703
Operating expenses	(4,739)	(7,814)	(2,265)
Property taxes	(1,732)	(2,420)	(836)
Interest expense	(1,417)	(4,115)	(699)
Depreciation and amortization	—	(65)	(513)

Net income	$2,836	$10,299	$4,390

(ii)	Subsequent to January 1, 2002, the Corporation designated five office properties as held for disposition pursuant to SFAS No. 144. During 2002, three of these properties were sold, and at December 31, 2002, two of the properties remained as held for disposition. During the first quarter of 2003 these two office properties were sold and one additional office property located in West Palm Beach, Florida was designated as held for disposition pursuant to SFAS No. 144. During the second quarter of 2003, one additional office property located in Memphis, Tennessee was designated as held for disposition pursuant to SFAS No. 144. During the second quarter of 2003, the Corporation recognized a provision for loss on disposition on discontinued real estate of approximately $14,592 relating to such office property, which is included in provision for loss on disposition of discontinued real estate. The fair value was determined by a contract price less transaction costs. During the third quarter of 2003, the office property located in Memphis, Tennessee and the office property located in West Palm Beach, Florida were sold and one additional office property located in Minneapolis, Minnesota was designated as held for disposition pursuant to SFAS No. 144. During the third quarter of 2003, the Corporation recognized a provision for loss on disposition on discontinued real estate of approximately $3,572 relating to the office property located in Minneapolis, Minnesota, which is included in provision for loss on disposition of discontinued real estate. The fair value was determined by a contract price less transaction costs. During the fourth quarter of 2003, the office property located in Minneapolis, Minnesota was sold. Additionally, one office property located in Los Angeles, California, one building of an office property located in Dallas, Texas and the retail property located in Las Vegas, Nevada were designated as held for disposition pursuant to SFAS No. 144 and were sold during the quarter. As a result, no properties are held for disposition in accordance with SFAS No. 144 at December 31, 2003.

The results of operations, through the date of sale, and the gains on disposition for these eleven sold properties, for all periods presented, have been reported as discontinued operations. The following summarizes the condensed results of operations for these properties, excluding the gain on disposition.

Notes to the Financial Statements
$ thousands, except share and per share amounts

3.	REAL ESTATE, continued

b.	Properties – Held for Disposition, continued

	For the years ended
	December 31
	2003	2002	2001
Rentals	$66,472	$91,706	$83,986
Interest	114	1,371	1,387

Total revenues	66,586	93,077	85,373
Operating expenses	(27,764)	(36,301)	(28,393)
Property taxes	(4,606)	(8,028)	(8,084)
Interest expense	(10,389)	(15,933)	(13,175)
Depreciation and amortization	(13,088)	(13,829)	(14,230)
Other	(261)	(13)	(6)

Income from discontinued operations	$10,478	$18,973	$21,485

c.	Ground Lease Obligations

Properties carried at a net book value of approximately $544,004 at December 31, 2003 (December 31, 2002 – $553,571) are situated on land subject to lease agreements expiring in the years 2017 to 2086. Minimum land rental payments for each of the next five years and thereafter are as follows:

Years ending December 31, 2004	$1,739
2005	1,739
2006	1,755
2007	1,867
2008	1,907
Thereafter	254,264

$263,271

Additional rent is payable under certain land lease agreements based on rental revenue or net cash flow from properties. Included in operating expenses for the year ended December 31, 2003 is approximately $3,950 of ground lease payments (December 31, 2002 – $3,784; 2001 – $5,120).

d.	Future Minimum Rents

Future minimum rentals to be received under non-cancelable tenant leases in effect at December 31, 2003, excluding operating expense recoveries, are as follows:

Years ending December 31, 2004	$599,652
2005	546,229
2006	488,756
2007	413,725
2008	340,046
Thereafter	1,010,905

$3,399,313

Notes to the Financial Statements
$ thousands, except share and per share amounts

3.	REAL ESTATE, continued

e.	Acquisitions

During the three years ended December 31, 2003, the Corporation acquired the following properties:

(i)	Acquisitions during the year ended December 31, 2002

				Total
			Rentable	Acquisition
Date Acquired	Property	Location	Sq.ft.	Cost
			(unaudited)
April 12	151 Front Street	Toronto, ON	272,000	$29,115
June 3	10 and 120 Riverside - acquisition of ground lease and other obligations	Chicago, IL	—	7,150
June 4	Ernst & Young Plaza	Los Angeles, CA	1,252,000	115,112

				$151,377

On June 4, 2002, the Corporation acquired the remaining 75% interest in Ernst & Young Plaza that it did not already own. The Corporation paid approximately $35,946 in cash and assumed approximately $79,166 in debt related to the 75% interest acquired. In addition, the Corporation transferred approximately $26,389 in debt related to its pro rata share of the joint venture debt, approximately $1,386 in net working capital and approximately $13,514 from investment in unconsolidated real estate joint ventures. The Corporation has consolidated the results of operations from June 4, 2002.

The Corporation acquired 151 Front Street from TrizecHahn, a related party, and, accordingly, the acquisition has been recorded at TrizecHahn’s historical cost basis. This property was sold in January 2004 (see Note 24).

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

a.	The following is a summary of the Corporation’s ownership in unconsolidated real estate joint ventures at December 31, 2003 and December 31, 2002:

		Economic Interest(1)
		December 31
Entity	Property and Location	2003	2002
Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, LP	Bank One Center, Dallas, TX	50%	50%
Trizec New Center Development Associates (a Partnership)	New Center One, Detroit, MI(2)	—%	67%
1114 TrizecHahn-Swig, L.L.C.	The Grace Building, New York, NY	50%	50%
1411 TrizecHahn-Swig, L.L.C.	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig L.L.C./ 1460 Fee TrizecHahn Swig L.L.C.	1460 Broadway, New York, NY	50%	50%
JBG/TrizecHahn Waterview Venture, L.L.C	Waterview Development, Arlington, VA(3)	80%	80%
TrizecHahn Hollywood Hotel L.L.C.	Hollywood & Highland Hotel, Los Angeles, CA(4)	91.5%	91.5%

(1)	The amounts shown above approximate the Corporation’s economic and legal ownership interest as of December 31, 2003 and 2002. Cash flow from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

(2)	This property was sold on February 25, 2003.

(3)	This property has not been consolidated as the minority member has substantive participating rights that afford the minority member equal voting rights on all major operating decisions as well as final approval of the operating and capital expenditures budgets.

(4)	This property has been consolidated as of December 31, 2003 in accordance with FIN No. 46R. This property was sold on February 27, 2004.

Notes to the Financial Statements
$ thousands, except share and per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, continued

b.	Unconsolidated Real Estate Joint Venture Financial Information

The following represents combined summarized financial information of the unconsolidated real estate joint ventures. The individual joint ventures that contribute more than 10% of net income have been itemized in the table below.

Balance Sheets

	December 31
	2003				2002
	New	Hollywood &	Other		New	Hollywood &	Other
	Center	Highland	Joint		Center	Highland	Joint
	One	Hotel	Ventures	Total	One	Hotel	Ventures	Total
Assets
Real estate, net	$—	$—	$618,985	$618,985	$11,056	$79,818	$632,552	$723,426
Other assets	206	—	148,859	149,065	1,267	5,517	146,271	153,055

Total assets	206	—	767,844	768,050	12,323	85,335	778,823	876,481

Liabilities
Mortgage debt and other loans	—	—	452,610	452,610	22,782	100,874	461,977	585,633
Other liabilities	—	—	42,368	42,368	580	1,505	35,068	37,153
Partner’s equity	206	—	272,866	273,072	(11,039)	(17,044)	281,778	253,695

Total liabilities and equity	$206	$—	$767,844	$768,050	$12,323	$85,335	$778,823	$876,481

Corporation’s Share of Mortgage Debt				$232,712				$343,662

Notes to the Financial Statements
$ thousands, except share and per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, continued

Statements of Operations

	For the Years Ended December 31
	2003				2002
	New	Hollywood &	Other		New	Hollywood &	Other
	Center	Highland	Joint		Center	Highland	Joint
	One	Hotel	Ventures	Total	One	Hotel	Ventures	Total
Rentals	$6,113	$16,957	$183,835	$206,905	$9,071	$14,266	$180,871	$204,208
Interest	4	38	560	602	27	16	1,081	1,124

Total Revenues	6,117	16,995	184,395	207,507	9,098	14,282	181,952	205,332

Expenses
Operating and other	1,112	13,876	80,252	95,240	4,344	12,944	82,268	99,556
Interest	308	4,146	32,422	36,876	2,029	6,239	35,352	43,620
Depreciation and amortization	—	3,264	26,031	29,295	1,344	1,651	28,602	31,597

Total expenses	1,420	21,286	138,705	161,411	7,717	20,834	146,222	174,773

Income (loss) before provision for loss on real estate	4,697	(4,291)	45,690	46,096	1,381	(6,552)	35,730	30,559
Gain on disposition of real estate	611	—	—	611	—	—	—	—
Gain on early debt retirement	4,125	—	—	4,125	—	—	—	—
Provision for loss on real estate	—	—	—	—	(26,750)	(42,423)	—	(69,173)

Net income (loss)	$9,433	$(4,291)	$45,690	$50,832	$(25,369)	$(48,975)	$35,730	$(38,614)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Years Ended December 31
	2001
	New	Hollywood &	Other
	Center	Highland	Joint
	One	Hotel	Ventures	Total
Rentals	$9,747	$—	$196,560	$206,307
Interest	111	83	2,638	2,832

Total Revenues	9,858	83	199,198	209,139

Expenses
Operating and other	4,950	6	89,588	94,544
Interest	2,322	—	46,901	49,223
Depreciation and amortization	2,157	—	31,439	33,596

Total expenses	9,429	6	167,928	177,363

Income (loss) before provision for loss on real estate	429	77	31,270	31,776
Gain on disposition of real estate	—	—	—	—
Gain on early debt retirement	—	—	—	—
Provision for loss on real estate	—	(51,801)	—	(51,801)

Net income (loss)	$429	$(51,724)	$31,270	$(20,025)

The joint ventures that own New Center One and Hollywood & Highland Hotel have recorded provision for losses to the carrying values of these properties. The Corporation’s share of these provisions for loss was approximately $58,880 and $46,900 for the years ended December 31, 2002 and 2001, respectively.

As of December 31, 2002, a non-recourse loan secured by New Center One in Detroit, MI, which is held in a joint venture, was in default. On February 25, 2003, the joint venture sold the property and repaid the loan.

Notes to the Financial Statements
$ thousands, except share and per share amounts

5.	CONSOLIDATED REAL ESTATE JOINT VENTURES

Consolidation of the Hollywood & Highland Hotel

As discussed in Note 2, the Corporation applied the provisions of FIN No. 46R for all entities as of December 31, 2003. The Corporation determined that the Hollywood & Highland Hotel was a VIE in which the Corporation was the primary beneficiary.

The Hollywood & Highland Hotel is a 640-room hotel located in Los Angeles, California. At December 31, 2003, the Corporation had a 91.5% ownership and economic interest in an entity that owns the Hollywood & Highland Hotel. Prior to December 31, 2003, the Corporation accounted for the Hollywood & Highland Hotel as an investment in an unconsolidated real estate joint venture. On December 31, 2003, the Corporation consolidated the Hollywood & Highland Hotel. The net impact of the consolidation of the Hollywood & Highland Hotel was an increase in the Corporation’s consolidated assets of approximately $93,979, representing the net book value of the real estate, cash and cash equivalents and other assets. In addition, the Corporation consolidated approximately $81,517 of mortgage debt related to the Hollywood & Highland Hotel. The Corporation’s maximum exposure to loss was approximately $81,517, representing the amount of mortgage debt outstanding at December 31, 2003. Upon consolidation of the Hollywood & Highland Hotel, the Corporation recognized a cumulative effect of a change in accounting principle of approximately $3,845 representing the minority member’s share of the Hollywood & Highland Hotel’s non-recoverable cumulative losses. On February 27, 2004, the Corporation sold the Hollywood & Highland Hotel (see Note 24).

6.	INVESTMENT IN SEARS TOWER

Mortgage Receivable

On December 3, 1997, the Corporation purchased a subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois, for approximately $70,000 (the “Subordinated Mortgage”) and became the residual beneficiary of the trust that holds title to the Sears Tower. The outstanding balance of the Subordinated Mortgage, including accrued interest, was approximately $294.0 million at acquisition. At December 31, 2002, the Sears Tower was held by a trust established for the benefit of an affiliate of Sears, Roebuck and Co. The trust had a scheduled termination date of January 1, 2003, at which time the assets of the trust, subject to a participating first mortgage, were to be distributed to the Corporation as the residual beneficiary. The Subordinated Mortgage was subordinate to an existing non-recourse participating first mortgage (the “First Mortgage”).

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

On August 28, 2003, the Corporation sold its interest in the Subordinated Mortgage to Metropolitan Life Insurance Company, the holder of the First Mortgage, for approximately $9,000. During the third quarter of 2003, the Corporation recognized a loss on the sale of its interest in the Subordinated Mortgage to Metropolitan Life Insurance Company of approximately $15,491. In addition, the Corporation recognized a tax benefit related to this transaction of approximately $12,000 which is included in benefit (provision) for income and other corporate taxes. Metropolitan Life Insurance Company has retained the Corporation as leasing and management agent for the Sears Tower on a third-party basis.

Notes to the Financial Statements
$ thousands, except share and per share amounts

7.	DEFERRED CHARGES

Deferred charges consist of the following:

	December 31
	2003	2002
Leasing costs	$154,266	$158,101
Financing costs	43,639	48,305

	197,905	206,406
Less: Accumulated amortization	(76,063)	(64,999)

	$121,842	$141,407

8.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY

	Properties Held for the Long Term		Properties Held for Disposition

	Weighted average		Weighted average
	Interest rates at	Dec. 31,	Interest rates at	Dec. 31,
	Dec. 31, 2003	2003	Dec. 31, 2003	2003

Collateralized property loans:
At fixed rates	5.99%	$2,548,340	—	$—
At variable rates (subject to interest rate caps)	3.91%	120,000	—	—
At variable rates	3.89%	117,473	6.01%	20,420
Other loans	4.32%	60,742	—	—

	5.78%	$2,846,555	6.01%	$20,420

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Debt
	Weighted average		Weighted average
	Interest rates at	Dec. 31,	Interest rates at	Dec. 31,
	Dec. 31, 2003	2003	Dec. 31, 2002	2002
Collateralized property loans:
At fixed rates	5.99%	$2,548,340	6.75%	$2,152,194
At variable rates (subject to interest rate caps)	3.91%	120,000	4.17%	120,000
At variable rates	4.20%	137,893	2.84%	1,013,018
Other loans	4.32%	60,742	5.77%	60,026

	5.78%	$2,866,975	5.45%	$3,345,238

a.	Collateralized Property Loans

Property loans are collateralized by deeds of trust or mortgages on properties and mature on various dates between May 2004 and June 2013.

At December 31, 2003, the Corporation had fixed interest rates on $150,000 (December 31, 2002 – $150,000) of the debt classified as fixed in the above table by way of interest rate swap contracts with a weighted average interest rate of 6.02% and maturing on March 15, 2008. In accordance with these interest rate swap agreements, we have placed approximately $5,520 of cash into an interest-bearing escrow account as security under the contracts. Additionally, in January 2003, we entered into interest rate swap contracts to fix the LIBOR interest rates on $500,000 of variable rate debt with a weighted average fixed rate of 2.61% plus various spreads effective July 1, 2003. At December 31, 2003, the $500,000 of debt is classified as fixed in the above table. The fair value of all the above interest rate swaps was approximately $20,325 at December 31, 2003 (December 31, 2002 – $18,453).

The Corporation entered into interest rate cap contracts expiring June 2004 on $120.0 million of variable rate debt, which limit the underlying LIBOR interest rate to 6.5%. At December 31, 2003, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above, the Corporation entered into an interest rate cap contract expiring April 2004 on approximately $584,700 of variable rate debt, which limits the underlying LIBOR rate to 11.01%. The fair value of this interest rate cap contract was nominal at December 31, 2003.

In December 2003, the Corporation entered into forward rate swap agreements to lock into a maximum interest rate on $110,000 of $120,000 of mortgage debt that the Corporation intends to refinance in 2004. The forward rate swap agreements were entered into at current market rates and, therefore, had no initial cost. The cost to unwind these interest rate swap contracts is approximately $1,574 at December 31, 2003. Upon settlement of the swaps, the Corporation may be obligated to pay the counterparties a settlement payment, or alternatively, to receive settlement proceeds from the counterparties. Any monies paid or received will be recorded in other comprehensive income and amortized to interest expense over the term of the respective debt. The Corporation refinanced this mortgage loan in January 2004 (see Note 24).

Notes to the Financial Statements
$ thousands, except share and per share amounts

8.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY, continued

b.	Principal Repayments

Principal repayments of debt outstanding at December 31, 2003 are due as follows:

	Collateralized Property Loans
	Properties Held for	Properties Held for
	the Long Term	Disposition	Other Loans	Total

Years ending December 31, 2004	$560,086	$521	$1,928	$562,535
2005	140,142	19,899	1,783	161,824
2006	716,806	—	11,327	728,133
2007	97,113	—	1,055	98,168
2008	671,640	—	1,095	672,735
Subsequent to 2008	600,026	—	43,554	643,580

	$2,785,813	$20,420	$60,742	$2,866,975

Certain of the Corporation’s collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

The estimated fair value of the Corporation’s debt approximates its carrying value at December 31, 2003, and 2002.

c.	Refinancing and loss on early retirement of debt

During the first quarter of 2003, the lender for the Corporation’s remaining technology property forwarded a notice of default related to debt service on the $17,896 construction facility. On June 30, 2003, the Corporation conveyed title for such property to the lender and is no longer obligated to the lender under the $17,896 construction facility. In addition, the Corporation remitted approximately $483 to the lender in full satisfaction of any amounts owed to the lender related to the construction facility. On June 30, 2003, the Corporation recorded a gain on early debt retirement of approximately $3,619 related to this transaction. This loan was not cross-defaulted to any other of our loans and was scheduled to mature in October 2003.

In June 2003, the Corporation refinanced the approximately $55,107 variable rate development loan on One Alliance Center in Atlanta, Georgia, which was scheduled to mature in October 2003, with a $70,000, 4.78% fixed rate mortgage that matures in June 2013. In May 2003, the Corporation, through a third party, arranged to set a maximum rate on this loan through a forward rate agreement. Upon closing of this loan, we paid approximately $3,437 in settlement of this forward rate agreement, which we have recorded in other comprehensive income. The amount paid on settlement will be amortized into interest expense over the life of the loan.

In conjunction with the sale of real estate during the year ended December 31, 2003, the Corporation paid off and retired approximately $307,702 of mortgage debt, resulting in a loss on early debt retirement of approximately $1,357 comprised primarily of the write-off of unamortized deferred financing costs.

Notes to the Financial Statements
$ thousands, except share and per share amounts

8.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY, continued

d.	Revolving Credit Facility

The Corporation entered into a three-year, $350,000 unsecured revolving credit facility with a group of banks in the fourth quarter of 2001. During the third quarter of 2002, while the Corporation believed it was in compliance with the financial covenants contained in the credit facility, the Corporation obtained from the lenders a temporary modification of the financial covenants and began active discussions to permanently modify these covenants and certain other terms. In the fourth quarter of 2002, the credit facility was amended and restated. The group of banks unanimously agreed to amend and restate the facility as a collateralized facility. Generally, in exchange for the receipt of collateral, the banks agreed to provide more flexible financial covenants than had been originally negotiated. The financial covenants, as defined in the credit facility, include the quarterly requirements for total leverage ratio not to exceed 65%, with the exception that the total leverage ratio could reach 67.5% for one calendar quarter in 2003, the requirement for the interest coverage ratio to be greater than 2.0 times and the requirement for the net worth to be in excess of $1.5 billion. The Corporation’s financial covenants also include a restriction on dividends or distributions of more than 90% of its funds from operations (as defined in the revolving credit facility agreement). If the Corporation is in default in respect of its obligations under the credit facility, dividends will be limited to the amount necessary to maintain REIT status. At December 31, 2003, the Corporation was in compliance with these financial covenants. Certain conditions of the amended credit facility may restrict the amount eligible to be borrowed at any time. At December 31, 2002, the amount eligible to be borrowed under the Corporation’s line of credit was approximately $320,000 and approximately $90,000 was outstanding under this facility. At December 31, 2003, the amount eligible to be borrowed was approximately $217,005, none of which was outstanding.

e.	Limitations on Indebtedness

The Corporation conducts its operations through various subsidiaries which are party to loan agreements containing provisions that require the maintenance of financial ratios and impose limitations on additional indebtedness and possible distributions in respect of capital stock.

f.	Liability for Obligations of Partners

The Corporation was contingently liable for certain obligations related to the Hollywood & Highland Hotel, one of the Corporation’s consolidated real estate joint ventures. At December 31, 2003, the Corporation had guaranteed or was otherwise contingently liable for an approximate $74,000 mortgage loan that was scheduled to mature in April 2003. All of the assets of the Hollywood & Highland Hotel were available for the purpose of satisfying this obligation. In April 2003, the joint venture amended and restated this loan, extending its maturity to April 2005. In addition, as part of the new agreement, the Hollywood & Highland Hotel joint venture paid approximately $15,267 to reduce the outstanding balance to approximately $78,000. The joint venture was also required to make a further payment of approximately $4,000 in October 2003 and was required to make another payment of approximately $4,000 in April 2004, so that the balance of the loan outstanding in April 2004 would be approximately $70,000. In April 2004, the loan was to be subject to a potential additional paydown based on a new appraisal. At December 31, 2002, the total amount the Corporation had guaranteed or was otherwise contingently liable for was approximately $100,867. This included approximately $93,267 related to the Hollywood & Highland Hotel and approximately $7,600 related to our New Center One joint venture that was retired upon the sale of the property in the New Center One joint venture. On February 27, 2004, the Corporation sold the Hollywood & Highland complex and is no longer contingently liable for obligations related to the Hollywood & Highland Hotel (see Note 24).

9.	REORGANIZATION COSTS

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

Notes to the Financial Statements
$ thousands, except share and per share amounts

9.	REORGANIZATION COSTS, continued

During the year ended December 31, 2001, the Corporation recorded as reorganization costs, a pre-tax charge of approximately $15,922 to provide for employee severance, benefits and other costs associated with implementing the reorganization plan. Included in this charge are approximately $2,201 of non-cash costs which represent the accelerated recognition of a portion of the entitlements pursuant to the escrowed share grant arrangement for certain employees ($1,196) and the write-off of furniture, fixtures and leasehold costs at redundant locations ($1,005). Also included in this charge is a non-cash donation expense related to the issuance and donation of 400 shares of Trizec Properties common stock, par value $0.01, to each of 100 charitable organizations for REIT qualification purposes. The aggregate 40,000 shares of Common Stock have been estimated by management to have a fair value of approximately $2,000.

As a result of the completion of the reorganization and office centralization, during the fourth quarter of 2002, the Corporation reviewed the remaining liability based on future estimated expenditures and, accordingly, has reduced its accrual for anticipated expenditures by approximately $3,260. At December 31, 2003, an amount of approximately $2,308 (2002 – $3,842) was included in other accrued liabilities with respect to these liabilities.

10.	PROVISION FOR LOSS ON REAL ESTATE

At June 30, 2003, the fair value less selling costs of an office property held for disposition, located in Memphis, Tennessee, was less than the carrying value of the property. The Corporation recorded a provision for loss on discontinued real estate of approximately $14,592 related to this property. At September 30, 2003, the fair value less selling costs of an office property held for disposition, located in Minneapolis, Minnesota, was less than the carrying value of the property. The Corporation recorded a provision for loss on discontinued real estate of approximately $3,572 related to this property. Both office properties were sold in 2003.

During 2002, internal valuations indicated that the value of the Desert Passage and the Hollywood & Highland complex had declined. Accordingly, an additional provision for loss in the amount of approximately $142,431 for the Hollywood & Highland complex and approximately $57,024 for Desert Passage was recorded in 2002, based on internal valuations. In addition, at December 31, 2002, the fair value less selling costs of an office property held for disposition, located in Lanham, Maryland, was less than the carrying value of the property. The Corporation recorded a provision for loss on discontinued real estate of approximately $9,782 related to this property. Desert Passage and the office property located in Lanham, Maryland were sold in 2003. The Hollywood & Highland complex was sold in February 2004.

During 2001, external valuations indicated that the value of the Desert Passage and Hollywood & Highland properties had declined. Accordingly, a provision for loss in the amount of approximately $175,000 for Hollywood & Highland and approximately $17,544 for Desert Passage was recorded in 2001, based on internal valuations. In addition, during 2001, the Corporation recorded a provision for loss of approximately $65,547 related the decline in value of three technology center development properties located in Seattle, Boston and Chicago and two non-core office assets. The three technology center development properties and two non-core office assets were sold in 2002.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

11.	PROVISION FOR AND LOSS ON INVESTMENTS

On August 28, 2003, the Corporation sold its interest in the Subordinated Mortgage collateralized by the Sears Tower to Metropolitan Life Insurance Company for approximately $9,000. The Corporation recorded a loss on the sale of the Subordinated Mortgage of approximately $15,491.

In 2002, the Corporation recorded a loss on its investment in the Sears Tower of approximately $48,292 to reduce the carrying value of the Corporation’s investment in the Sears Tower to its estimated fair value of approximately $23,600. In addition, on December 5, 2002, the Corporation sold its interest in Chelsfield plc for approximately $76,622, resulting in a loss of approximately $12,679.

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

12.	INCOME AND OTHER CORPORATE TAXES

a.	Reconciliation of Net Income to Taxable Income

REIT taxable income differs from net income reported for financial reporting purposes due to differences for U.S. federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value of the investments in properties and the timing of revenue recognition, among other things. The following table reconciles the Corporation’s net income/(loss) available to common stockholders to taxable income for the years ended December 31, 2003, 2002 and 2001.

	For the years ended December 31
	2003	2002	2001
Net Income/(Loss) Available to Common Stockholders	$198,527	$(188,783)	$(152,491)
Elimination of earnings from unconsolidated subsidiaries	6,897	86	222,931
Special dividend not deductible for tax purposes	5,226	866	—
Federal income tax (benefit) provision	(50,178)	143	7,871
Book/tax differences on (losses) gains from disposition	(56,423)	(17,698)	2,846
Straight-line rent adjustments	(26,305)	(40,109)	(22,334)
Depreciation and amortization timing differences	43,668	1,794	13,915
Net operating loss utilized	—	(10,927)	—
Revenue recognition timing differences	11,748	21,761	(3,805)
Provision for losses not deductible for tax	—	316,410	86,713
Other book/tax differences, net	(7,730)	1,059	(12,722)

REIT Taxable Income	$125,430	$84,602	$142,924

Notes to the Financial Statements
 $ thousands, except share and per share amounts

12.	INCOME AND OTHER CORPORATE TAXES, continued

b.	Benefit/Provision for Income and Other Corporate Taxes

The benefit (provision) for income and other corporate taxes is as follows:

	For the years ended December 31
	2003	2002	2001
(Provision) Benefit
Income taxes
Current
Operations	$(84)	$—	$—
Capital loss carry-back	26,902	—	—
Resolution of prior years’ tax issues	20,977	—	—
Deferred
Operations	—	—	(7,277)
Contribution of TREHI to REIT	—	—	(1,649)
Franchise, capital, alternative minimum and foreign tax	(6,018)	(4,896)	(4,869)

Benefit (Provision) from operations	41,777	(4,896)	(13,795)

Benefit on gains and losses	2,333	—	—

Total benefits (provisions)	$44,110	$(4,896)	$(13,795)

Deferred income taxes resulted primarily from temporary differences and the timing of recognition of net operating loss carry-forwards and asset cost bases, as well as differences in asset useful lives and depreciation methods, for financial and tax reporting purposes. Deferred taxes have been provided for the following:

•	For TREHI, prior to being contributed to Trizec Properties; and

•	For taxable REIT subsidiaries.

Deferred taxes were nominal for the years ended December 31, 2003 and 2002. Deferred taxes for the year ended December 31, 2001 were determined using a rate of 35%, which reflects a federal rate of 34% and a weighted average state rate of 1%.

TREHI was contributed to Trizec Properties during 2002. As a result, TREHI’s remaining deferred tax asset at December 31, 2001 of approximately $1,649 was eliminated and charged to income tax expense.

The benefit (provision) for taxes on income differs from the benefit (provision) computed at statutory rates as follows:

	For the years ended December 31
	2003	2002	2001
Provision computed at combined federal and state statutory rates	$—	$—	$—
Franchise, capital, alternative minimum and foreign tax	(6,018)	(4,896)	(4,869)
TREHI income tax recovery computed at combined federal and state statutory rates	—	—	73,768
TREHI allowance for loss not tax effected	—	—	(82,734)
Contribution of TREHI to REIT	—	—	(1,649)
Capital loss carryback	26,902	—	—
Resolution of prior years’ tax issues	20,977	—	—
Other	(84)	—	1,689

Benefit (Provision)	$41,777	$(4,896)	(13,795)

13.	GAIN (LOSS) ON DISPOSITION OF REAL ESTATE

During the three years ended December 31, 2003, the Corporation disposed of the following properties and recorded the following gain (loss) on disposition of real estate:

a.	Gain (Loss) on Disposition of Real Estate During the Year Ended December 31, 2003 Under Transition rules of SFAS No. 144

Date			Rentable	Net Sales	Gain
Sold	Property	Location	Sq.ft.	Price	On Sale
			(unaudited)
January 15	Paseo Colorado	Pasadena, CA	410,000	$111,402	$13,605

				$111,402	$13,605

Notes to the Financial Statements
 $ thousands, except share and per share amounts

13.	GAIN (LOSS) ON DISPOSITION OF REAL ESTATE, continued

b.	Gain on Disposition of Real Estate During the Year Ended December 31, 2002 Under Transition rules of SFAS No. 144

Date			Rentable	Net Sales	Gain
Sold	Property	Location	Sq.ft.	Price	On Sale
			(unaudited)
January 31	Hanover Office Park	Greenbelt, MD	16,000	$877	$31
February 20	Valley Industrial Park	Seattle, WA	—	27,301	64
April 24	Perimeter Woods	Charlotte, NC	313,000	26,119	34
June 11	Clybourn Center	Chicago, IL	—	11,599	1,710
Various	Residual lands and other	Various	—	4,849	1,157

				$70,745	$2,996

c.	Gain (Loss) on Disposition of Real Estate During the Year Ended December 31, 2001

Date			Rentable	Net Sales	Gain/(Loss)
Sold	Property	Location	Sq.ft.	Price	On Sale
			(unaudited)
January 16	Camp Creek Business Center	Atlanta, GA	258,000	$16,860	$497
January 19	First Stamford Place	Stamford, CT	774,000	59,587	984
February 9	Fisher/Albert Kahn	Detroit, MI	905,000	28,677	(5,116)
June 30	Park Central Land	Dallas, TX	—	2,092	1,179
Various	Residual lands	Various	—	7,337	403

				$114,553	$(2,053)

14.	GAIN ON DISPOSITION OF DISCONTINUED REAL ESTATE

During the three years ended December 31, 2003, the Corporation sold the following properties that had been designated as held for sale pursuant to SFAS No. 144:

a.	Gain (Loss) on Disposition of Discontinued Real Estate During the Year Ended December 31, 2003 Designated as Held for Sale Pursuant to SFAS No. 144

Date			Rentable	Net Sales	Gain/(Loss)
Sold	Property	Location	Sq.ft.	Price	On Sale
			(unaudited)
February 25	Goddard Corporate Park	Lanham, MD	203,000	$17,908	$(890)
March 14	Rosslyn Gateway	Arlington, VA	253,000	53,911	9,429
August 6	Clark Tower	Memphis, TN	650,000	38,907	59
September 25	Esperante Office Building	W. Palm Beach, FL	248,000	59,886	19,155
October 15	Minnesota Center	Minneapolis, MN	289,000	40,236	459
November 19	9800 LaCienega	Los Angeles, CA	358,000	21,915	941
December 15	Park Central II	Dallas, TX	140,000	7,726	838
December 22	Desert Passage	Las Vegas, NV	445,000	239,119	26,510

				479,608	56,501
	Provision for loss on real estate			—	(18,164)
	Tax benefit related to sales, net			—	2,333

				$479,608	$40,670

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

Notes to the Financial Statements
 $ thousands, except share and per share amounts

14.	GAIN ON DISPOSITION OF DISCONTINUED REAL ESTATE, continued

b.	Gain (Loss) on Disposition of Discontinued Real Estate During the Year Ended December 31, 2002 Designated as Held for Sale Pursuant to SFAS No. 144

					Gain/
Date			Rentable	Sales	(Loss)
Sold	Property	Location	Sq.ft.	Price	On Sale
			(unaudited)
June 24	Warner Center, Panavision Building	Los Angeles, CA	148,000	$13,461	$(197)
July 12	Plaza West	Bethesda, MD	99,000	19,690	3,339
October 17	McKinney Place	Dallas, TX	146,000	12,650	1,881
December 11	Warner Center	Los Angeles, CA	224,000	32,428	9,693

				78,229	14,716
	Provision for loss on real estate			—	(9,782)

				$78,229	$4,934

At December 31, 2002, the fair value less selling costs of an office property held for disposition, located in Lanham, Maryland, was approximately $9,782 less than the carrying value of the property.

15.	LAWSUIT SETTLEMENT

In July 2003, the Corporation reached an agreement in which the Corporation agreed to end litigation and resolve standing disputes concerning the development and subsequent bankruptcy of the hotel and casino adjacent to our Desert Passage project. In exchange for the Corporation’s agreement to end the development litigation and the Corporation’s agreement to permit and assist in the re-theming of the hotel and casino complex, the other parties to the litigation agreed to dismiss all claims against the Corporation. This settlement agreement was approved by the United States Bankruptcy Court for the District of Nevada in August 2003. In the third quarter of 2003, the Corporation recognized a gain on lawsuit settlement of approximately $26,659 comprised primarily of the forgiveness of debt. The Corporation did not receive any cash proceeds from the litigation settlement.

16.	RELATED PARTY INFORMATION

a.	Transactions During 2003

In July 2003, the Corporation issued 173,006 shares of its common stock to its Chairman of the Board as a net settlement of the exercise of 1,000,000 warrants held by the Chairman. The Corporation recognized compensation expense of approximately $2,080 related to the net settlement of such warrants, which is included in general and administrative expense.

b.	Transactions During 2002

(i)	TREHI

On January 1, 2002, TREHI settled its existing advance from parent of approximately $236,619 in exchange for issuing 237 shares of TREHI common stock to TrizecHahn. As a result of this transaction, advances from parent was reduced by approximately $236,619 with a corresponding increase to additional paid-in capital.

On March 14, 2002, TrizecHahn contributed its investment in TREHI to Trizec Properties in exchange for 30,317 shares of Trizec Properties common stock and 269,661 shares of Trizec Properties Class C Convertible Preferred Stock. As a result of this transaction, Trizec Properties Class C Convertible Preferred Stock was increased by approximately $296,627 with a corresponding decrease to additional paid-in capital.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

16.	RELATED PARTY INFORMATION, continued

b.	Transactions During 2002, continued

(ii)	Acquisition of 151 Front Street

On April 12, 2002, TrizecHahn transferred its interest in 151 Front Street, Toronto, Ontario, to the Corporation for approximately $29.6 million in cash. As a result of this related party transaction, the Corporation has recorded property value of approximately $29,115, which is TrizecHahn’s historical cost basis. The difference between cash paid and the historic book value has been recorded as a distribution of additional paid-in capital. 151 Front Street has been classified as a property held for disposition pursuant to the transition rules of SFAS No. 144.

(iii)	Contribution of Chelsfield plc

On April 19, 2002, in connection with the Reorganization, TrizecHahn contributed its investment in Chelsfield plc, a UK real estate company whose shares are listed on the London Stock Exchange, to the Corporation at TrizecHahn’s value of approximately $89,266. The Corporation owned approximately 19,512 ordinary shares, or approximately 6.9% of the outstanding ordinary shares, of Chelsfield plc as a result of this contribution. In consideration for the ordinary shares of Chelsfield plc received, TrizecHahn was issued 49,330 shares of Trizec Properties Class C Convertible Preferred Stock at a value of approximately $54,263 and retired a $35,000 non-interest bearing advance from the Corporation.

The Corporation’s investment in Chelsfield plc had been designated as an equity investment available for sale. The investment was carried at fair value with the resulting unrealized gain or loss, including any unrealized foreign currency exchange gain or loss, being recorded in other comprehensive income. On December 5, 2002, the Corporation sold its interest in Chelsfield plc for approximately $76,622. The Corporation recorded a loss of approximately $12,679.

(iv)	Contribution of Borealis

TrizecHahn had investments in private equity and venture capital funds managed by Borealis Capital Corporation and in Borealis Capital Corporation (collectively referred to as “Borealis”). On April 30, 2002, TrizecHahn contributed its investment in Borealis to the Corporation in exchange for 3,909 shares of Trizec Properties Class C Convertible Preferred Stock valued at approximately $4,300. During the year ended December 31, 2002, the Corporation received approximately $3,653 related to the disposition of a portion of its interest in Borealis.

c.	Transactions During 2001

(i)	On September 17, 2001, approximately $34,000 in cash dividends were paid on Trizec Properties Common Stock.

(ii)	In connection with the Reorganization, the Corporation completed the following transactions during 2001.

•	The Corporation declared and paid a cash dividend of approximately $465,000 to all common stockholders, representing pre-REIT earnings and profits and estimated 2001 taxable income.

•	On December 3, 2001, all outstanding shares of Trizec Properties Series A Convertible Preferred Stock were converted into 357.6 shares of Trizec Properties Common Stock, par value $0.01 per share.

•	On December 3, 2001, Trizec Properties entered into a recapitalization agreement with its sole shareholder pursuant to which:

•	all issued and outstanding shares of Trizec Properties Common Stock were exchanged for 38,000,000 shares of Trizec Properties Common Stock, par value $0.01 per share;

•	100 shares of Trizec Properties Special Voting Stock, par value $0.01 per share, were issued; and,

Notes to the Financial Statements
 $ thousands, except share and per share amounts

16.	RELATED PARTY INFORMATION, continued

c.	Transactions During 2001, continued

•	100,000 shares of Trizec Properties Class F Convertible Stock, par value $0.01 per share, were issued.

•	On December 11, 2001 certain U.S. technology center assets that were included in these combined consolidated financial statements but held directly by TrizecHahn were transferred to the Corporation. Pursuant to the Reorganization, these assets, net of related debt and other liabilities, which were held by a separate subsidiary of TrizecHahn (“823 Inc.”), were contributed to the Corporation in consideration for issuing to TrizecHahn 180,000 shares of Trizec Properties Common Stock, par value $0.01 per share. As a result of this transaction, Trizec Properties Common Stock and additional paid-in capital was increased by $2 and $16,548 respectively, with a corresponding decrease to advances to parent and affiliated companies. As a consequence, 823 Inc. became a wholly-owned subsidiary of Trizec Properties.

(ii)	In connection with the Reorganization, the Corporation completed the following transactions during 2001.

•	On December 28, 2001 the Corporation filed an amended and restated Certificate of Incorporation authorizing 750,000 shares of Class C Convertible Preferred Stock, par value $1.00 per share. Pursuant to a private placement offering of Class C Convertible Preferred Stock to its common stockholders, and subscriptions thereof, Class C Convertible Preferred Stock was subscribed for in the amount of approximately $414,154. The price per share was $1,100.

d.	Other Related Party Information

	December 31
	2003	2002	2001
Non-interest bearing advances from Trizec Properties to the parent and affiliated companies	$—	$—	$90,633

Advances from the parent and affiliated companies
Non-interest bearing advances to Trizec Properties	$—	$—	$—
Non-interest bearing advances to TREHI	—	—	236,619

	$—	$—	236,619

As part of the Reorganization, TrizecHahn repaid its remaining advances from the Corporation. At December 31, 2001, the non-interest bearing advances from and to the parent and affiliated companies were unsecured and due on demand.

For the periods presented, the Corporation, in the normal course of business, reimbursed its parent and/or affiliates for direct third party purchased services and a portion of salaries for certain employees for direct services rendered. A significant portion of the reimbursements had been for allocated or direct insurance premiums which amounted to approximately $10,915 and $7,102, for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2003, the Corporation was reimbursed by its parent for insurance premiums which amounted to approximately $196.

In connection with the Reorganization, the Corporation entered into a tax cooperation agreement with TrizecHahn Office Properties, Limited. Under the agreement, the Corporation has agreed to continue to conduct its business activities with regard to the consequences under Canadian tax legislation to TrizecHahn Office Properties, Limited, related Canadian corporations and Trizec Canada. Compliance with this agreement may require the Corporation to conduct its business in a manner that may not always be the most efficient or effective because of potential adverse Canadian tax consequences. Furthermore, incremental costs may be incurred due to the need to reimburse these entities for any negative tax consequences.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

16.	RELATED PARTY INFORMATION, continued

d.	Other Related Party Information, continued

In connection with the Reorganization, the Corporation has agreed to provide shared services to TrizecHahn, and therefore continues to provide certain services to assist TrizecHahn in fulfilling its public disclosure obligations and conducting investor, media and public relations. TrizecHahn has agreed to and continues to provide accounting services in conjunction with the Reorganization. For the year ended December 31, 2003, the Corporation has recorded other income of approximately $0.4 million for such services provided to TrizecHahn. In addition, the Corporation has recorded general and administrative expense of approximately $0.4 million for such services provided to the Corporation. Both amounts were outstanding at December 31, 2003.

17.	REDEEMABLE STOCK

The following classes of stock have been presented on the balance sheet outside of stockholders’ equity as a result of the redemption features available to the holders of the stock.

a.	Class F Convertible Stock

On December 3, 2001 the Corporation issued 100,000 shares (authorized 100,000 shares) of Class F Convertible Stock with a par value of $0.01 per share.

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

The Corporation has recorded the holder’s redemption feature at $100 at December 31, 2003 and 2002.

b.	Special Voting Stock

On December 3, 2001, the Corporation issued 100 shares (authorized 100 shares) of Special Voting Stock with a par value of $0.01 per share. All shares of Special Voting Stock are held by a subsidiary of Trizec Canada Inc.

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

The Corporation has recorded the holder’s redemption feature at $100 at December 31, 2003 and 2002.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

18.	STOCKHOLDERS’ EQUITY

a.	Reorganization

On May 7, 2002, all issued and outstanding shares of Series B Convertible Preferred Stock and all issued and outstanding shares of Class C Convertible Preferred Stock (except 4 shares held by a charity which were converted on May 21, 2002) were converted into common stock and the outstanding shares of Common Stock were split on a 1.0840374367693 for 1 basis resulting in 149,805,946 shares being owned indirectly by TrizecHahn and 43,300 shares being owned by third-party charities. On May 8, 2002, the Reorganization became effective with the result that, as of May 8, 2002, 59,922,379 shares of common stock were owned directly or indirectly by Trizec Canada Inc. and 89,926,867 shares were owned by former TrizecHahn stockholders and by third-party charities.

Additionally, the Corporation issued 8,368,932 options and 8,772,418 warrants to purchase shares of common stock in connection with the Reorganization.

The 8,368,932 options granted on May 8, 2002 as part of the Reorganization were granted to replace existing TrizecHahn options. The vesting period and exercise price (which has been stated in United States dollars at the conversion rate on May 8, 2002) of the newly issued options is the same as the options which they replaced. The expiration date for certain options has been extended to November 7, 2007.

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

On May 7, 2002, all issued and outstanding shares of Series B Convertible Stock were converted into common stock.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

18.	STOCKHOLDERS’ EQUITY, continued

d.	Class C Convertible Preferred Stock

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

On May 7, 2002, all issued and outstanding shares of Class C Convertible Preferred Stock (except four shares held by a charity which were converted on May 21, 2002) were converted into common stock.

e.	Dividends

On March 18, 2003, the Corporation declared a quarterly dividend of $0.20 per common share, payable on April 15, 2003, to the holders of record at the close of business on March 31, 2003. On June 17, 2003, the Corporation declared a quarterly dividend of $0.20 per common share, payable on July 15, 2003, to the holders of record at the close of business on June 30, 2003. On September 16, 2003, the Corporation declared a quarterly dividend of $0.20 per common share, payable on October 15, 2003, to the holders of record at the close of business on September 30, 2003. On December 10, 2003, the Corporation declared a quarterly dividend of $0.20 per common share, payable on January 15, 2004, to the holders of record at the close of business on December 31, 2003. The dividends paid on April 15, 2003, July 15, 2003, October 15, 2003 and January 15, 2004 totaled approximately $30,006, $30,071, $30,107 and $30,255, respectively.

On March 18, 2003, the Corporation declared an aggregate dividend of approximately $6 for the Class F convertible stock, payable on April 15, 2003. The Corporation accrued an additional aggregate dividend of approximately $1 on March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, respectively.

On March 18, 2003, the Corporation declared an aggregate dividend of approximately $776 for the special voting stock, payable on April 15, 2003. On June 17, 2003, the Corporation declared an aggregate dividend of approximately $629 for the special voting stock, payable on July 15, 2003. On September 16, 2003, the Corporation declared an aggregate dividend of approximately $2,504 for the special voting stock, payable on October 15, 2003. On December 10, 2003, the Corporation declared an aggregate dividend of approximately $1,308 for the special voting stock, payable on January 15, 2004.

For federal income tax purposes, 100% of the dividends paid to common stockholders in 2003 represents ordinary income. Approximately 0.4% of the ordinary dividend income is treated as qualified dividends.

In connection with the Reorganization, on April 19, 2002 the Corporation paid cash dividends of $519,753, of which $51,425 has been charged to retained earnings and the remainder has been charged against additional paid in capital. The 8,772,418 warrants issued in connection with the Reorganization were recognized as a non-cash dividend of $24,208, the fair value of the warrants.

Subsequent to the Reorganization, the Corporation declared and paid three quarterly dividends of $0.0875 per share of common stock, totaling $39,383. In addition, pursuant to the terms of the Special Voting Stock, the Corporation declared and paid three quarterly special dividends totaling $866, which represented the withholding taxes on the Common Stock dividends paid to Trizec Canada Inc. and its subsidiaries subsequent to the Reorganization.

For federal income tax purposes, 100% of the dividends paid to common stockholders in 2002 represents return of capital.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

18.	STOCKHOLDERS’ EQUITY, continued

e.	Dividends, continued

On September 17, 2001, $34,000 in cash dividends were paid to common stockholders. On December 17, 2001, $465,000 in cash dividends were paid to common stockholders. These cash dividends have been reflected as a distribution of retained earnings of $213,657 and as a reduction of additional paid in capital of $285,343, being the amount in excess of available Trizec Properties combined retained earnings at the time these dividends were declared. For federal income tax purposes, 98.3% of the dividends paid in 2001 represented ordinary income; 0.9% represented a return of capital; 0.4% represented capital gains at 20%; and 0.4% represented capital gains at 25%.

f.	Priority

The capital stock of the Corporation has the following ranking upon the voluntary or involuntary liquidation, dissolution or winding up of, or any distribution of the assets of the Corporation among its shareholders for the purpose of winding up its affairs (from most senior to the least): Class F Convertible Stock; Special Voting Stock; and common stock.

g.	Restrictions on Ownership

Pursuant to the Corporation’s certificate of incorporation, ownership of the Corporation’s capital stock by persons other than qualifying U.S. persons is limited to 45% by value in the aggregate so that the Corporation will be in a position to attain “domestically-controlled REIT” status for U.S. federal income tax purposes within 63 months after the effective date of the Reorganization.

19.	LONG TERM INCENTIVE PLAN AND OTHER AWARDS

On May 8, 2002, the effective date of the Reorganization, the Corporation adopted the 2002 Stock Option Plan (the “Plan”). The purpose of the Plan is to attract, retain and motivate directors, officers and key employees and advisors of the Corporation and to advance the interest of the Corporation by affording these individuals the opportunity, through the grant of stock-based awards, to acquire an increased proprietary interest in the Corporation. The Plan also permitted certain non-qualified stock options to be granted in connection with the Reorganization. The Plan was subsequently amended and restated, effective May 29, 2003, as the 2002 Long Term Incentive Plan (the “2002 Plan”). The 2002 Plan is administered by the Compensation Committee which is appointed by the Corporation’s Board of Directors.

The 2002 Plan authorizes the grant to eligible individuals of incentive stock options, non-qualified stock options, stock appreciation rights (either alone or in tandem with a stock option grant), restricted stock awards, performance awards and other compensation based on shares of the Corporation’s common stock.

A maximum of 19,000,000 shares of Trizec Properties common stock were approved to be issued under the Plan. At December 31, 2003, 9,457,836 shares were available for future awards under the 2002 Plan.

a.	Stock Options

During the year ended December 31, 2003, the Corporation granted 2,297,500 non-qualified stock options to certain employees. The non-qualified stock options granted vest over three years, have a weighted average strike price of $8.66 per share and expire ten years from date of grant.

During the year ended December 31, 2002, 3,528,980 options were granted at exercise prices below the then market price with a weighted average price of $11.02, 1,000,000 options were granted at the then market price and 4,839,952 options were granted at exercise prices above the then market price with a weighted average price of $11.13.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

19.	LONG TERM INCENTIVE PLAN AND OTHER AWARDS, continued

a.	Stock Options, continued

In connection with the Reorganization, employees, former employees and non-employee directors holding options to purchase subordinate voting shares of TrizecHahn that were cancelled in exchange for options received such options under the Plan. The vesting periods for these options range from immediately upon grant to up to four years. The options have a life of between 5.5 and 7 years.

The table below shows the movements during the years ended December 31, 2003 and 2002 in the stock options that the Corporation has granted. Prior to Reorganization, the Corporation did not have a stock option plan.

	Weighted	Number of
	Average Price	Options
Balance at December 31, 2001	$—	—
Options granted	16.91	9,368,932
Options exercised	14.49	(124,400)
Options canceled/forfeited	19.11	(669,100)

Balance at December 31, 2002	16.77	8,575,432
Options granted	8.66	2,297,500
Options canceled/forfeited	17.22	(1,675,768)

Balance at December 31, 2003	$14.66	9,197,164

The following table summarizes certain information about the outstanding options at December 31, 2003.

	Outstanding Options			Exercisable Options
		Wtd. Avg. years
		remaining before	Wtd. Avg. Exercise		Wtd. Avg. Exercise
Range of Prices	Number Outstanding	expiration	Price	Number Exercisable	Price
$8.61 to $10.99	2,187,400	9.19	$8.66	—	$—
$11.00 to $15.92	3,274,666	4.42	13.90	2,932,966	13.80
$15.93 to $18.41	2,344,932	4.44	17.60	1,754,292	17.53
$18.42 to $22.01	1,390,166	3.88	20.96	1,374,166	20.98

	9,197,164	5.48	$14.66	6,061,424	$16.51

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002
Expected Dividend Yield	9.2%	8.2%
Expected Price Volatility	24.7%	25.5%
Risk Free Interest Rate	2.7%	4.5%
Expected Life of Options	5-Years	5-Years
Fair Value of Options	$0.59	$1.63

Notes to the Financial Statements
 $ thousands, except share and per share amounts

19.	LONG TERM INCENTIVE PLAN AND OTHER AWARDS, continued

b.	Restricted Stock and Restricted Units

During the year ended December 31, 2003, the Corporation awarded 172,500 shares of restricted common stock to certain employees. These shares of restricted common stock had a fair value of approximately $1,894 on the date of grant. The restricted stock vests ratably over five years. Compensation expense will be charged to earnings over the vesting period. In December 2003, certain employees elected to have 116,500 shares of restricted common stock cancelled and were issued 116,500 restricted units in their place. The restricted units vest over the same five year period and have the same fair value as the restricted common shares cancelled. Holders of the restricted units have the option to defer settlement of the restricted units for a period of at least three additional years. Compensation expense will be charged to earnings over the vesting period.

During the year ended December 31, 2003, the Corporation awarded 172,500 shares of performance based restricted common stock to certain employees. These shares of performance based restricted common stock had a fair value of approximately $1,894 on the date of grant. The performance based restricted stock vests over periods from one to five years provided that specific performance objectives are achieved. Compensation expense will be charged to earnings over the vesting period. In December 2003, certain employees elected to have 116,500 shares of performance based restricted common stock cancelled and were issued 116,500 performance based restricted units in their place. The performance based restricted units vest over the same one to five year period, provided that specific performance objectives are achieved, and have the same fair value as the performance based restricted common shares cancelled. Holders of the restricted units have the option to defer settlement of the restricted units for a period of at least three years. Compensation expense will be charged to earnings over the vesting period.

c.	Warrants

In connection with the Reorganization, the Corporation issued 8,772,418 warrants. The table below summarizes the movement in the warrants outstanding during the years ended December 31, 2003 and 2002. Prior to Reorganization, the Corporation did not have warrants outstanding.

	Weighted	Number of
	Average Price	Warrants
Balance at December 31, 2001	$—	—
Warrants granted	15.58	8,772,418
Warrants exercised	14.05	(59,400)
Warrants canceled/forfeited	15.97	(1,365,100)

Balance at December 31, 2002	15.51	7,347,918
Warrants exercised	10.48	(1,704,250)
Warrants canceled/forfeited	18.01	(2,369,534)

Balance at December 31, 2003	$16.34	3,274,134

The following table summarizes certain information abut the outstanding warrants at December 31, 2003.

	Outstanding Warrants			Exercisable Warrants
		Wtd. Avg. years			Wtd. Avg.
	Number	remaining before	Wtd. Avg.	Number	Exercise
Range of Prices	Outstanding	expiration	Exercise Price	Exercisable	Price
$9.57 to $14.99	1,115,967	1.65	$14.67	1,115,967	$14.67
$15.00 to $18.41	1,631,667	3.49	15.57	1,631,667	15.57
$18.42 to $22.84	526,500	0.87	22.25	526,500	22.25

	3,274,134	2.44	$16.34	3,274,134	$16.34

Notes to the Financial Statements
 $ thousands, except share and per share amounts

20.	EARNINGS PER SHARE

In connection with the Reorganization on May 8, 2002, the Corporation modified the number of its issued and outstanding shares of common stock as described in Note 18 (a) and issued 8,368,932 options and 8,772,418 warrants to purchase shares of common stock. This resulted in 149,849,246 shares of common stock and 17,141,350 options and warrants being outstanding on May 8, 2002.

Basic and diluted earnings per share of common stock for the years ended December 31, 2002 and 2001 have been computed as if the 149,849,246 shares of common stock and 17,141,350 stock options and warrants had been issued and outstanding as of the beginning of each respected period. All Trizec Properties common stock equivalents were considered for the purpose of determining dilutive shares outstanding. The Corporation used the average daily trading price from May 8, 2002 through December 31, 2002 to determine the dilutive effect for the year ended December 31, 2002, and the Corporation’s share price on May 8, 2002 to determine the dilutive effect for the year ended December 31, 2001. Therefore, basic and diluted earnings per share of common stock are referred to as pro forma for the years ended December 31, 2002 and 2001.

For the year ended December 31, 2003, dilutive shares outstanding were increased by 447,618 shares in respect of stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 8,671,032 stock options and 5,966,918 warrants. The dilutive shares were calculated based on $11.31 per share, which represents the average daily trading price for the year ended December 31, 2003.

For the year ended December 31, 2002, 8,575,432 stock options and 7,347,918 warrants were not included in the computation of diluted net loss available to common stockholders per share, as they would have had an anti-dilutive effect. The dilutive shares were calculated based on $12.61 per share, which represents the average daily trading price from May 8, 2002 through December 31, 2002.

For the year ended December 31, 2001, 8,368,932 stock options and 8,772,418 warrants were not included in the computation of diluted net loss available to common stockholders per share, as they would have had an anti-dilutive effect. The dilutive shares were calculated based on $16.82 per share, which represents the Corporation’s share price on the effective date of the Reorganization.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

20.	EARNINGS PER SHARE, continued

	For the years ended December 31
	2003	2002	2001
Income (Loss) from continuing operations	$145,099	$(157,796)	$(149,748)
Gain (Loss) on disposition of real estate	11,351	2,996	(2,053)
Less: Special voting and Class F convertible stockholders’ dividends	(5,226)	(866)	—

Income (Loss) from Continuing Operations Available to Common Stockholders	151,224	(155,666)	(151,801)
Discontinued operations	51,148	(33,117)	3,941
Cumulative effect of a change in accounting principle	(3,845)	—	(4,631)

Net Income (Loss) Available to Common Stockholders	$198,527	$(188,783)	$(152,491)

	Proforma

Basic Earnings per Common Share
Income (Loss) from continuing operations available to common stockholders	$1.01	$(1.04)	$(1.01)
Discontinued operations	0.34	$(0.22)	$0.03
Cumulative effect of a change in accounting principle	(0.03)	—	(0.03)

Net Income (Loss) Available to Common Stockholders	$1.32	$(1.26)	$(1.02)

	Proforma

Diluted Earnings per Common Share
Income (Loss) from continuing operations available to common stockholders	$1.01	$(1.04)	$(1.01)
Discontinued operations	0.34	$(0.22)	$0.03
Cumulative effect of a change in accounting principle	(0.03)	—	(0.03)

Net Income (Loss) Available to Common Stockholders	$1.32	$(1.26)	$(1.02)

	Proforma

Weighted average shares outstanding
Basic	150,005,663	149,477,187	149,849,246

Diluted	150,453,281	149,477,187	149,849,246

21.	EMPLOYEE BENEFIT PLANS

a.	401(k) Plans

The TrizecHahn USA Employee 401(k) Plan and the TrizecHahn Developments Employee 401(k) Plan were established to cover eligible employees of Trizec Properties and TrizecHahn Development Inc. and employees of any designated affiliates. The two plans were merged on December 8, 2002 (the “401(k) Plan”). The 401(k) Plan permits eligible persons to defer up to 30% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. In 2003 and 2002, Trizec Properties and TREHI matched dollar for dollar employee contributions to the 401(k) Plan up to 5% of the employee’s annual compensation not to exceed $6. The Corporation incurred expense for the year ended December 31, 2003 of approximately $1,646 (year ended December 31, 2002 — $1,643; 2001 — $2,137), related to the 401(k) Plan.

b.	Deferred Compensation Plan

Two of the Corporation’s subsidiaries had deferred compensation plans for a select group of management and highly compensated employees. Effective May 5, 2003, the two plans were merged.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

21.	EMPLOYEE BENEFIT PLANS, continued

b.	Deferred Compensation Plan, continued

Under the plan, employees are permitted to defer up to 100% of their base salary and/or bonus on a pre-tax basis and to invest the deferred amount in various investment options. Additionally, the Corporation may make discretionary contributions under the plan on behalf of participants. Upon completion of a minimum deferral period of four years, participants’ may elect to release a portion of the deferred amount. In connection with the deferred compensation plan, a grantor trust has been established and contributions are made to the trust in amounts equal to participants’ deferrals and any discretionary contributions. Amounts deferred, and discretionary contributions if any, are expensed as funded. The amount expensed for the period ended December 31, 2003 was $38 (December 31, 2002 — $38; 2001 — $25). As of December 31, 2003, the Corporation had assets, included in prepaid expenses and other assets, of approximately $5,610 and accounts payable of approximately $3,528, representing the contributions to the plan and obligations to the plan, respectively. As of December 31, 2002, the Corporation had assets, included in prepaid and other assets, together with an equal amount in accounts payable, of approximately $3,360 representing the contributions to the plan and obligations to the employees.

c.	Employee Stock Purchase Plan

On March 18, 2003, the Board of Directors of the Corporation approved an employee stock purchase plan (the “ESPP”) that became effective upon approval by the Corporation’s stockholders on May 29, 2003. A total of 2,250,000 shares of the Corporation’s common stock are available for purchase under the ESPP. All employees of the Corporation and certain designated subsidiaries of the Corporation are eligible to participate in the ESPP as of the first month following the completion of six months of continuous employment. The ESPP provides for an offering period which generally runs from March 1 to February 28 or 29 of each year; however, the initial offering period under the ESPP runs from September 2, 2003 through February 29, 2004. Eligible employees may purchase shares worth up to $25 in fair market value per calendar year. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of the common stock on (a) the first day of the offering period or (b) the date when the shares are purchased. Shares are purchased on the last trading day of each calendar month. For the year ended December 31, 2003, 35,925 shares had been issued to employees under the ESPP.

22.	ESCROWED SHARE GRANTS

On November 9, 2000, TrizecHahn Corporation made grants of escrowed shares to 26 U.S. employees under which an escrow agent purchased a total of 904,350 TrizecHahn Corporation subordinate voting shares in the open market and deposited them in escrowed accounts. The grants were made for the purpose of retaining key employees. In connection with the Reorganization, the TrizecHahn Corporation subordinate voting shares in escrow were exchanged in the same manner that all other subordinate voting shares of TrizecHahn Corporation were exchanged. The employee is entitled to the voting rights and dividends paid on the shares during the escrow period. One-third of the share grant vests and is released to the employee on each of the anniversary dates of the grant over a three-year period. Under the terms of the grants, an employee who voluntarily terminated his employment, unless such termination was the result of the alteration by the Corporation of the essential terms of employment without the employee’s consent in a manner materially adverse to the employee, or whose employment was terminated for cause, forfeited any entitlement to the shares not yet released from escrow. Fully accelerated vesting occurred if an employee’s employment was terminated by the Corporation without cause, by an employee as a result of the alteration by the Corporation of the essential terms of employment without the employee’s consent in a manner materially adverse to the employee, or due to the death of the employee. Upon a change of control, some employees were also entitled to receive fully accelerated vesting. The first and second tranches of shares vested on November 9, 2001 and November 9, 2002, respectively. Prior to the vesting of the third tranche, a limited number of the employees who received grants were given the opportunity to defer the vesting until a later date. Five of the eligible employees deferred their vesting, so that on November 9, 2003, 174,034 shares that had not been deferred fully vested and 55,004 shares remained unvested due to these deferrals. On February 22, 2004, all of the remaining grants vested. The cost of acquiring the shares of $12,402 was being amortized to compensation expense, on a straight-line basis, over the vesting period. Amounts expensed in respect of the escrowed share grants totaled $2,598 for the year ended December 31,

Notes to the Financial Statements
 $ thousands, except share and per share amounts

22.	ESCROWED SHARE GRANTS, continued

2003 (for the year ended December 31, 2002 — $3,856, 2001 — $5,012). During the year ended December 31, 2003, 14,365 shares reverted back to the Corporation with an unamortized unearned compensation amount of approximately $197. During the year ended December 31, 2002, 3,646 shares reverted back to the Corporation with an unamortized unearned compensation amount of approximately $40.

23.	CONTINGENCIES

a.	Litigation

The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims that arise from time to time. While the final outcome with respect to claims and litigation pending at December 31, 2003, cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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

Notes to the Financial Statements
 $ thousands, except share and per share amounts

23.	CONTINGENCIES, continued

d.	Insurance

The Corporation carries insurance on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Corporation believes all of its properties are adequately insured. The property insurance that has been maintained historically has been on an “all risk” basis, which until 2003 included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their “all risk” policies. As a result, the Corporation’s “all risk” insurance coverage contained specific exclusions for losses attributable to acts of terrorism. In light of this development, for 2003 the Corporation purchased stand-alone terrorism insurance on a portfolio-wide basis with annual aggregate limits that it considers commercially reasonable, considering the availability and cost of such coverage. Such terrorism coverage carried an aggregate limit of $250 million on a portfolio-wide basis. Effective December 31, 2003, the Corporation amended its insurance coverage for acts of terrorism as a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”) enacted by Congress and signed into law by President Bush in November 2002. The Corporation’s expired terrorism insurance program that provided a limit of $250,000 in the aggregate per year was replaced with a terrorism insurance program with a limit of $500,000 per occurrence. This current terrorism insurance program provides coverage for certified nuclear, chemical and biological exposure, whereas the previous insurance coverage excluded this exposure. Under TRIA, the Corporation has a per occurrence deductible of $100 and retains 10% of each nuclear, chemical and biological certified event up to a maximum of $50,000 per occurrence. If the certified terrorism event is not found to be a nuclear, chemical or biological event, the Corporation’s 10% exposure is limited to the $100 deductible. The federal government is obligated to cover the remaining 90% of the loss above the deductible up to $100 billion in the aggregate annually. Since the limit with respect to the Corporation’s portfolio may be less than the value of the affected properties, terrorist acts could result in property damage in excess of our current coverage, which could result in significant losses to the Corporation due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstance could have a material adverse effect on our financial condition and results of operations of the Corporation. In the future, the Corporation may obtain different coverage depending on the availability and cost of third party insurance in the marketplace.

During 2003, the Corporation received notices to the effect that its insurance coverage against acts of terrorism may not comply with loan covenants under certain debt agreements. The Corporation reviewed its coverage and believed that it complied with these documents and that its insurance coverage adequately protected the lenders’ interests. The Corporation initiated discussions with these lenders to satisfy their concerns and assure that their interests and its interests are adequately protected. As a result of the Corporation’s discussions, the lenders who sent notices in 2003 accepted the insurance coverage that it provided, one of whom did so with a formal irrevocable waiver for the 2003 policies.

The new terrorism insurance program described above was effective December 31, 2003. Because the program relies upon TRIA, which was not signed into law until November 2002, it does not conform to the formal insurance requirements of the loan covenants that pre-dated TRIA. If a lender takes the position that the Corporation’s new insurance program is not in compliance with covenants in a debt agreement, the Corporation could be deemed to be in default under the agreement. In that case, the Corporation may decide to obtain insurance to replace or supplement its new insurance program in order to comply with the covenants. To date, however, the Corporation has not received any notices from any lenders stating that its insurance program is not in compliance with the loan covenants. In the future, the Corporation’s ability to obtain debt financing, or the terms of such financing, may be adversely affected if lenders insist upon additional requirements or greater insurance coverage against acts of terrorism than may be available to the Corporation in the marketplace at rates or on terms that are commercially reasonable.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

23.	CONTINGENCIES, continued

d.	Insurance, continued

The Corporation will continue to monitor the state of the insurance market, but it does not currently expect that coverage for acts of terrorism on terms comparable to pre-2002 policies will become available on commercially reasonable terms.

The Corporation’s earthquake insurance on its properties located in areas known to be subject to earthquakes is in an amount and subject to deductibles that the Corporation believes are commercially reasonable. However, the amount of earthquake insurance coverage may not be sufficient to cover all losses from earthquakes. Since the limit with respect to the Corporation’s portfolio may be less than the value of the affected properties, earthquakes could result in property damage in excess of our current coverage, which could result in significant losses to the Corporation due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstances could have a material adverse effect on the Corporation’s financial condition and results of the Corporation’s operations. As a result of increased costs of coverage and decreased availability, the amounts of the third party earthquake insurance the Corporation may be able to purchase on commercially reasonable terms may be reduced. In addition, the Corporation may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Corporation’s estimation of the value of the coverage.

There are other types of losses, such as from wars, acts of bio-terrorism or the presence of mold at the Corporation’s properties, for which coverage is not available in the market to the Corporation or other purchasers of commercial insurance products. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Corporation experiences a loss that is uninsured or that exceeds policy limits, it could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Corporation could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Corporation’s business and financial condition and results of operations.

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

24.	SUBSEQUENT EVENTS

In January 2004, the Corporation disposed of 151 Front Street, a mixed use office property comprised of approximately 272,000 square feet located in Toronto, Canada for gross proceeds of approximately $59,178. Included in the sale was the adjacent retail concourse, comprising approximately 39,000 square feet. In conjunction with the sale, the Corporation paid off and retired approximately $20.4 million of mortgage debt related to 151 Front Street.

In January 2004, the Corporation refinanced a $120,000 mortgage loan bearing an interest rate at LIBOR plus 2.75% and scheduled to mature in June 2004, with a $120,000 mortgage loan maturing in February 2014. In December 2003, the Corporation, through a third party, arranged to set a maximum rate on this loan through forward rate swap agreements. Upon closing of this loan, the Corporation paid approximately $3.9 million in settlement of these forward rate swap agreements, which the Corporation has recorded in other comprehensive income. The amount paid on settlement will be amortized into interest expense over the life of the mortgage loan.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

24.	SUBSEQUENT EVENTS, continued

In February 2004, the Corporation paid off and retired the mortgage debt on Galleria Towers in Dallas, Texas. The mortgage debt had a principal balance of approximately $133,490, bore interest at 6.79% and had a maturity date of May 2004.

On February 27, 2004, the Corporation sold the Hollywood & Highland complex in Los Angeles, California for gross proceeds of approximately $201,000. In conjunction with the sale, the Corporation paid off and retired approximately $214,115 of mortgage debt related to the Hollywood & Highland complex.

25.	SEGMENTED INFORMATION

The Corporation has determined that its reportable segments are those that are based on the Corporation’s method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan areas for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington D.C. and secondary markets. A separate management group heads the retail/entertainment development segment. The Corporation primarily evaluates operating performance based on internal property operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes including properties that have been designated as held for disposition and reported as discontinued operations. Of the eight properties reported as discontinued operations, one is in Dallas, one is in Los Angeles, two are in Washington, D.C., one is a retail property in Las Vegas and three are in the secondary markets of West Palm Beach, Florida; Memphis, Tennessee; and Minneapolis, Minnesota, respectively. Internal property operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 — Significant Accounting Policies, except that real estate operations conducted through joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level.

The following presents internal property operating income by reportable segment for the years ended December 30, 2003, 2002 and 2001.

Notes to the Financial Statements
 $ thousands, except share and per share amounts

25.	SEGMENTED INFORMATION, continued

For the years ended December 31, 2003, 2002 and 2001

	Office Properties
	Atlanta			Chicago			Dallas			Houston
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
Property operations
Total property revenue	$87,474	$84,836	$76,271	$70,264	$68,641	$60,599	$90,303	$98,896	$113,826	$121,350	$121,617	$130,127
Total property expense	(36,048)	(33,942)	(29,976)	(33,676)	(30,749)	(31,813)	(51,881)	(54,870)	(54,089)	(54,618)	(54,399)	(59,128)

Internal property operating income	$51,426	$50,894	$46,295	$36,588	$37,892	$28,786	$38,422	$44,026	$59,737	$66,732	$67,218	$70,999

Internal property assets	$518,078	$521,081		$385,055	$409,917		$632,124	$640,957		$479,379	$483,543

	Office Properties, continued
	Los Angeles			New York			Washington D.C.
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Property operations
Total property revenue	$65,012	$58,490	$41,087	$202,274	$195,986	$191,913	$115,353	$126,972	$140,450
Total property expense	(29,625)	(25,779)	(17,412)	(86,815)	(79,933)	(76,126)	(45,964)	(48,420)	(44,360)

Internal property operating income	$35,387	$32,711	$23,675	$115,459	$116,053	$115,787	$69,389	$78,552	$96,090

Internal property assets	$328,545	$360,032		$1,032,555	$1,045,081		$785,038	$860,480

	Office Properties, continued
	Secondary Markets			Total Office			Retail			Total
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
Property operations
Total property revenue	$194,437	$213,040	$224,269	$946,467	$968,478	$978,542	$80,073	$102,797	$44,205	$1,026,540	$1,071,275	$1,022,747
Total property expense	(96,006)	(104,618)	(101,089)	(434,633)	(432,710)	(413,993)	(58,572)	(65,677)	(19,215)	(493,205)	(498,387)	(433,208)

Internal property operating income	$98,431	$108,422	$123,180	$511,834	$535,768	$564,549	$21,501	$37,120	$24,990	$533,335	$572,888	$589,539

Internal property assets	$1,007,102	$1,055,908		$5,167,876	$5,376,999		$253,075	$566,873		$5,420,951	$5,943,872

Notes to the Financial Statements
 $ thousands, except share and per share amounts

25.	SEGMENTED INFORMATION, continued

The following is a reconciliation of internal property operating income to income (loss) from continuing operations.

	For the years ended December 31,
	2003	2002	2001
Internal property revenue	$1,026,540	$1,071,275	$1,022,747
Less: Real estate joint venture property revenue	(111,887)	(106,421)	(103,005)
Less: Discontinued operations	(66,472)	(91,706)	(83,986)

Total revenues	848,181	873,148	835,756

Internal property operating expenses	(493,205)	(498,387)	(433,208)
Less: Real estate joint venture operating expenses	54,232	54,805	46,789
Less: Discontinued operations	32,370	44,329	36,477

Total operating expenses and property taxes	(406,603)	(399,253)	(349,942)

Interest and other income	8,416	7,366	14,289
General and administrative expenses	(39,304)	(44,935)	(25,854)
Interest expense	(175,472)	(179,611)	(140,040)
Depreciation and amortization expense	(172,968)	(162,061)	(146,841)
Stock option grant expense	(1,054)	(5,214)	—
Gain (Loss) on early debt retirement	2,262	—	(17,966)
Reorganization costs	—	3,260	(15,922)
Provision for loss on real estate	—	(142,431)	(240,547)
Loss on and provision for loss on investment	(15,491)	(60,784)	(15,371)
Gain on lawsuit settlement	26,659	—	—
Benefit (Provision) for income and other corporate taxes, net	41,777	(4,896)	(13,795)
Minority interest	(1,626)	1,766	433
Income (Loss) from unconsolidated real estate joint ventures including provision for loss on investment ($58,800 and $46,900 for 2002 and 2001, respectively)	23,336	(47,631)	(33,948)
Recovery on insurance claims	6,986	3,480	—

Income (Loss) from Continuing Operations	$145,099	$(157,796)	$(149,748)

The following is a reconciliation of internal property assets to consolidated total assets.

	2003	2002
Internal property assets	$5,420,951	$5,943,872
Less: Pro rata real estate joint venture assets	(487,570)	(585,196)
Add: Investment in unconsolidated real estate joint ventures	231,185	220,583

Total Assets	$5,164,566	$5,579,259

Notes to the Financial Statements
 $ thousands, except share and per share amounts

26.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect the Corporation’s selected quarterly information for the years ended December 31, 2003 and 2002. Certain 2003 and 2002 amounts have been reclassified to the current presentation of discontinued operations.

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$212,719	$208,985	$211,530	$214,947

Income before income taxes, minority interest, income from unconsolidated real estate joint ventures, discontinued operations, gain (loss) on disposition of real estate and cumulative effect of a change in accounting principle	24,485	22,896	28,214	6,017

Income from continuing operations	32,922	24,632	43,025	44,520

Discontinued operations	14,549	(13,292)	18,301	31,590
Gain on disposition of real estate	11,351	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	(3,845)

Net income	$58,822	$11,340	$61,326	$72,265

Net income available to common stockholders	$58,039	$10,710	$58,822	$70,956

Net income available to common stockholders:
Basic	$0.39	$0.07	$0.39	$0.47
Diluted	$0.39	$0.07	$0.39	$0.47
Weighted average shares:
Basic	149,785,046	149,785,046	149,933,043	150,512,323
Diluted	149,809,100	150,289,382	150,521,687	151,519,320

	2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$214,108	$214,421	$221,545	$223,074

Income (loss) before income taxes, minority interest, income (loss) from unconsolidated real estate joint ventures, discontinued operations, gain (loss) on disposition of real estate and cumulative effect of a change in accounting principle	37,667	27,315	(172,028)	11

Income (loss) from continuing operations	39,775	28,782	(207,030)	(19,323)

Discontinued operations	5,807	4,182	(47,473)	4,367
Gain (loss) on disposition of real estate	—	4,013	239	(1,256)

Net income (loss)	$45,582	$36,977	$(254,264)	$(16,212)

Net income (loss) available to common stockholders	$45,582	$36,673	$(254,545)	$(16,493)

Net income available to common stockholders:
Basic	$0.30	$0.25	$(1.70)	$(0.11)
Diluted	$0.30	$0.24	$(1.70)	$(0.11)
Weighted average shares:
Basic	149,849,246	149,372,623	149,535,079	149,677,974
Diluted	151,365,979	150,239,058	149,535,079	149,677,974

Schedule III — Real Estate and Accumulated Depreciation as at December 31, 2003
($ thousands)

						Subsequent Costs
				Initial Cost to Company		Capitalized, Net
			Encumbrances		Building and		Building and
Description	Notes	Location	at 12/31/03	Land	additions	Land	additions
Properties held for the long term
Rental Properties
Atlanta
Interstate North Parkway		Atlanta, GA	$(59,762)	$6,900	$63,619	$—	$29,329
Colony Square		Atlanta, GA	(71,963)	8,900	53,408	—	16,993
The Palisades		Atlanta, GA	(48,606)	7,650	67,499	—	17,138
Newmarket Business Park		Atlanta, GA	—	4,450	40,172	—	6,824
Lakeside Centre		Atlanta, GA	(30,877)	4,700	41,740	—	6,716
Midtown Plaza		Atlanta, GA	(49,393)	9,093	52,923	—	5,559
One Alliance Center	3	Atlanta, GA	(69,586)	10,079	—	—	87,579

Total — Atlanta			(330,187)	51,772	319,361	—	170,138

Chicago
Franklin Garage		Chicago, IL	—	30,438	10,612	—	1,356
Two North LaSalle		Chicago, IL	(48,805)	9,305	54,094	—	16,832
10 South Riverside		Chicago, IL	(55,131)	14,262	63,171	—	26,386
120 South Riverside		Chicago, IL	(53,637)	14,262	53,222	—	25,458
550 West Washington		Chicago, IL	(39,343)	11,505	65,830	—	191

Total — Chicago			(196,916)	79,772	246,929	—	70,223

Dallas
Renaissance Tower		Dallas, TX	(92,000)	3,150	105,834	—	32,906
Galleria Towers I, II and III		Dallas, TX	(133,821)	21,435	196,728	—	22,080
Plaza of the Americas		Dallas, TX	(65,897)	12,500	114,459	—	12,205
Park Central		Dallas, TX	—	131	5,203	—	2,998

Total — Dallas			(291,718)	37,216	422,224	—	70,189

Houston
Allen Center		Houston, TX	(349,018)	21,375	236,851	—	24,370
Continental Center I		Houston, TX	(110,029)	14,756	69,741	—	31,527
Continental Center II		Houston, TX	(22,450)	1,500	9,793	—	12,918
500 Jefferson		Houston, TX	(47)	413	7,937	—	4,781
3700 Bay Area Blvd.		Houston, TX	—	3,675	33,659	—	3,026

Total — Houston			(481,544)	41,719	357,981	—	76,622

	Total Cost at 12/31/03
					Date of
		Building and		Accumulated	Construction		Depreciable
Description	Land	additions	Total(1)	Depreciation	Renovation	Date Acquired	Lives (2)
Properties held for the long term
Rental Properties
Atlanta
Interstate North Parkway	$6,900	$92,948	$99,848	$(13,226)	1973/84/01	Dec. 10/98	40
Colony Square	8,900	70,401	79,301	(12,245)	1970/73/95	Dec. 23/96	40
The Palisades	7,650	84,637	92,287	(13,538)	1981/83/99	Dec. 16/98	40
Newmarket Business Park	4,450	46,996	51,446	(6,852)	1979/89	Dec. 16/98	40
Lakeside Centre	4,700	48,456	53,156	(6,066)	1984/86	Dec. 16/98	40
Midtown Plaza	9,093	58,482	67,575	(9,950)	1984/85	Nov. 19/97	40
One Alliance Center	10,079	87,579	97,658	(5,622)	2001	Dec. 16/98	40

Total — Atlanta	51,772	489,499	541,271	(67,499)

Chicago
Franklin Garage	30,438	11,968	42,406	(1,667)	1974	Dec. 3/97	40
Two North LaSalle	9,305	70,926	80,231	(10,921)	1979	Dec. 10/98	40
						Dec. 10/98, Nov.
10 South Riverside	14,262	89,557	103,819	(12,538)	1965	10/01, Jun. 3/02	40
						Dec. 10/98, Nov.
120 South Riverside	14,262	78,680	92,942	(13,031)	1967	10/01, Jun. 3/02	40
550 West Washington	11,505	66,021	77,526	(4,321)	2000	May 15/01	40

Total — Chicago	79,772	317,152	396,924	(42,478)

Dallas
Renaissance Tower	3,150	138,740	141,890	(33,702)	1974/92	Oct. 31/96	40
Galleria Towers I, II and III	21,435	218,808	240,243	(27,535)	1982/85/91	Jan. 15/99	40
Plaza of the Americas	12,500	126,664	139,164	(17,005)	1980	Aug. 4/98	40
Park Central	131	8,201	8,332	(1,287)	1970/71	Dec. 10/98	40

Total — Dallas	37,216	492,413	529,629	(79,529)

Houston
Allen Center	21,375	261,221	282,596	(49,420)	1972/78/80/95	Nov. 19/96	40
Continental Center I	14,756	101,268	116,024	(25,213)	1984	Oct. 31/96	40
Continental Center II	1,500	22,711	24,211	(5,829)	1971	Oct. 31/96	40
500 Jefferson	413	12,718	13,131	(1,873)	1962/83	Oct. 31/96	40
3700 Bay Area Blvd.	3,675	36,685	40,360	(5,242)	1986	Aug. 5/98	40

Total — Houston	41,719	434,603	476,322	(87,577)

Schedule III — Real Esate and Accumulated Depreciation as at December 31, 2003
($ thousands)

						Subsequent Costs
				Initial Cost to Company		Capitalized, Net
			Encumbrances		Building and		Building and
Description	Notes	Location	at 12/31/03	Land	additions	Land	additions
Los Angeles Area
Landmark Square		Long Beach, CA	—	18,477	68,813	—	5,147
Shoreline Square		Long Beach, CA	—	5,707	59,138	—	4,768
Ernst & Young Plaza		Los Angeles, CA	(120,000)	31,445	113,490	—	3,527

Total — Los Angeles Area			(120,000)	55,629	241,441	—	13,442

New York Area
One New York Plaza		New York, NY	(235,023)	58,676	340,107	—	24,895
110 William Street		New York, NY	(84,662)	12,450	77,711	—	15,046
1065 Avenue of the Americas	4	New York, NY	(36,791)	19,518	44,433	—	7,150
Newport Tower		Jersey City, NJ	(103,798)	2,054	161,582	—	1,462

Total — New York Area			(460,274)	92,698	623,833	—	48,553

Washington, D.C. Area
2000 L Street, N.W		Washington, DC	(56,100)	7,728	56,767	—	21,201
Watergate Office Building		Washington, DC	(18,147)	4,853	45,281	—	4,769
1400 K Street, N.W		Washington, DC	(21,614)	8,786	21,219	—	12,159
1250 Connecticut, N.W		Washington, DC	(29,632)	6,457	37,427	—	2,251
1250 23rd Street, N.W		Washington, DC	—	3,515	24,922	—	347
2401 Pennsylvania		Washington, DC	(20,787)	4,419	24,674	—	2,243
1225 Connecticut		Washington, DC	—	8,865	51,010	—	275
Bethesda Crescent		Bethesda, MD	(35,726)	7,359	55,509	—	2,560
Twinbrook Metro Plaza		Rockville, MD	(16,613)	4,250	24,003	—	1,941
Silver Spring Metro Plaza		Silver Spring, MD	(68,517)	5,311	98,142	—	12,657
Silver Spring Centre		Silver Spring, MD	(15,219)	3,320	19,129	—	1,775
Beaumeade Corporate Park		Ashburn, VA	(17,928)	2,103	11,733	—	10,997
1550 & 1560 Wilson Blvd.		Arlington, VA	(30,877)	4,958	28,849	—	6,177
Two Ballston Plaza		Arlington, VA	(26,751)	6,691	37,837	—	206
Reston Unisys		Reston, VA	(23,875)	5,706	34,934	—	3
Reston Crescent — Phase 2		Reston, VA	(21,913)	4,247	810	—	20,201
Sunrise Tech Park		Reston, VA	(23,172)	6,346	36,618	—	2,513

Total — Washington, D.C. Area			(426,871)	94,914	608,864	—	102,275

	Total Cost at 12/31/03
					Date of
		Building and		Accumulated	Construction		Depreciable
Description	Land	additions	Total(1)	Depreciation	Renovation	Date Acquired	Lives (2)
Los Angeles Area
Landmark Square	18,477	73,960	92,437	(11,275)	1991	Aug. 11/98	40
Shoreline Square	5,707	63,906	69,613	(9,020)	1988	Sep. 24/98	40
Ernst & Young Plaza	31,445	117,017	148,462	(14,680)	1985	June 4/02	40

Total — Los Angeles Area	55,629	254,883	310,512	(34,975)

New York Area
One New York Plaza	58,676	365,002	423,678	(41,518)	1970/95	Apr. 30/99	40
110 William Street	12,450	92,757	105,207	(12,699)	1960/99	Dec. 10/98	40
1065 Avenue of the Americas	19,518	51,583	71,101	(8,937)	1958	Jan. 5/97	40
Newport Tower	2,054	163,044	165,098	(25,199)	1990	Feb. 24/97	40

Total — New York Area	92,698	672,386	765,084	(88,353)

Washington, D.C. Area
2000 L Street, N.W	7,728	77,968	85,696	(15,264)	1968/98	Feb. 2/98	40
Watergate Office Building	4,853	50,050	54,903	(9,093)	1965/91	Feb. 2/98	40
1400 K Street, N.W	8,786	33,378	42,164	(5,641)	1982/02	Feb. 2/98	40
1250 Connecticut, N.W	6,457	39,678	46,135	(5,409)	1964/96	Jan. 11/99	40
1250 23rd Street, N.W	3,515	25,269	28,784	(4,807)	1990	Feb. 2/98	40
2401 Pennsylvania	4,419	26,917	31,336	(3,309)	1991	Dec. 16/98	40
1225 Connecticut	8,865	51,285	60,150	(3,302)	1968/94	May 24/01	40
Bethesda Crescent	7,359	58,069	65,428	(11,238)	1987	Dec. 23/97	40
Twinbrook Metro Plaza	4,250	25,944	30,194	(3,461)	1986	Aug. 20/98	40
Silver Spring Metro Plaza	5,311	110,799	116,110	(14,137)	1986	Dec. 2/98	40
Silver Spring Centre	3,320	20,904	24,224	(3,095)	1987	Apr. 30/98	40
Beaumeade Corporate Park	2,103	22,730	24,833	(2,405)	1990/98/00	Dec. 16/98	40
1550 & 1560 Wilson Blvd.	4,958	35,026	39,984	(5,651)	1983/87	Dec. 10/98	40
Two Ballston Plaza	6,691	38,043	44,734	(2,588)	1988	May 11/01	40
Reston Unisys	5,706	34,937	40,643	(6,839)	1980	Feb. 2/98	40
Reston Crescent — Phase 2	4,247	21,011	25,258	(1,737)	2000	Feb. 2/98	40
Sunrise Tech Park	6,346	39,131	45,477	(4,983)	1983/85	Dec. 15/98	40

Total — Washington, D.C. Area	94,914	711,139	806,053	(102,959)

Schedule III — Real Estate and Accumulated Depreciation as at December 31, 2003
($ thousands)

						Subsequent Costs
				Initial Cost to Company		Capitalized, Net
			Encumbrances		Building and		Building and
Description	Notes	Location	at 12/31/03	Land	additions	Land	additions
Charlotte
Bank of America Plaza		Charlotte, NC	—	11,250	103,530	—	5,439
First Citizens Plaza		Charlotte, NC	—	—	61,348	—	3,718

Total — Charlotte			—	11,250	164,878	—	9,157

Minneapolis
Northstar Center		Minneapolis, MN	—	2,500	44,501	—	24,072

Pittsburgh
Gateway Center		Pittsburgh, PA	(42,696)	6,260	55,627	—	35,548

St. Louis
Metropolitan Square		St. Louis, MO	(85,233)	13,625	125,636	—	6,788
St. Louis Place		St. Louis, MO	—	3,500	32,169	—	885

Total — St. Louis			(85,233)	17,125	157,805	—	7,673

Other
250 West Pratt Street		Baltimore, MD	(28,990)	7,238	41,853	—	4,062
Bank of America Plaza		Columbia, SC	(20,317)	5,590	32,378	—	1,514
1441 Main Street		Columbia, SC	—	3,154	18,374	—	2,658
1333 Main Street		Columbia, SC	—	3,025	17,468	—	1,572
Borden Building		Columbus, OH	(30,877)	5,784	44,140	—	7,313
Capital Center II & III		Sacramento, CA	(32,869)	8,384	42,529	—	7,406
Williams Center I & II		Tulsa, OK	(37,351)	5,400	49,554	—	3,056

Total — Other			(150,404)	38,575	246,296	—	27,581

Retail
Hollywood & Highland — retail		Los Angeles, CA	(179,194)	13,108	—	—	110,010
Hollywood & Highland — hotel	5	Los Angeles, CA	(81,518)	8,884	71,776	—	—

Total — Retail			(260,712)	21,992	71,776	—	110,010

Total Rental Properties			(2,846,555)	551,422	3,561,516	—	765,483

	Total Cost at 12/31/03
					Date of
		Building and		Accumulated	Construction		Depreciable
Description	Land	additions	Total(1)	Depreciation	Renovation	Date Acquired	Lives (2)
Charlotte
Bank of America Plaza	11,250	108,969	120,219	(13,420)	1974	Dec. 21/98	40
First Citizens Plaza	—	65,066	65,066	(10,116)	1985	Jul. 15/98	40

Total — Charlotte	11,250	174,035	185,285	(23,536)

Minneapolis
Northstar Center	2,500	68,573	71,073	(9,844)	1916/62/86	Oct. 31/96	40

Pittsburgh
Gateway Center	6,260	91,175	97,435	(22,548)	1952/60	Oct. 31/96	40

St. Louis
Metropolitan Square	13,625	132,424	146,049	(20,536)	1989	Dec. 8/97	40
St. Louis Place	3,500	33,054	36,554	(4,217)	1983	Sep. 24/98	40

Total — St. Louis	17,125	165,478	182,603	(24,753)

Other
250 West Pratt Street	7,238	45,915	53,153	(6,851)	1986	Feb. 17/98	40
Bank of America Plaza	5,590	33,892	39,482	(5,473)	1989	Feb. 19/98	40
1441 Main Street	3,154	21,032	24,186	(4,173)	1988	Dec. 13/96	40
1333 Main Street	3,025	19,040	22,065	(3,054)	1983	Apr. 30/97	40
Borden Building	5,784	51,453	57,237	(7,368)	1974	Dec. 1/98	40
Capital Center II & III	8,384	49,935	58,319	(7,979)	1984/85	Apr. 10/98	40
Williams Center I & II	5,400	52,610	58,010	(6,739)	1982/83	Dec. 10/98	40

Total — Other	38,575	273,877	312,452	(41,637)

Retail
Hollywood & Highland — retail	13,108	110,010	123,118	(6,890)	2001	Mar. 11/97	40

Hollywood & Highland — hotel	8,884	71,776	80,660	(3,919)	2001	Mar. 27/98	40

Total — Retail	21,992	181,786	203,778	(10,809)

Total Rental Properties	551,422	4,326,999	4,878,421	(636,497)

Schedule III — Real Estate and Accumulated Depreciation as at December 31, 2003
($ thousands)

						Subsequent Costs
				Initial Cost to Company		Capitalized, Net
			Encumbrances		Building and		Building and
Description	Notes	Location	at 12/31/03	Land	additions	Land	additions
Properties held for future development
Other residual land		Various	—	33,165	—	—	—

Total — Properties held for the long-term			(2,846,555)	584,587	3,561,516	—	765,483

Properties held for disposition
Rental properties
151 Front Street		Toronto, ON	(20,420)	3,486	17,567	—	370

Total rental properties			(20,420)	3,486	17,567	—	370

Properties held for future development
Skywalk		Toronto, ON	—	12,959	—	—	—

Total properties held for future development			—	12,959	—	—	—

Total properties held for disposition			(20,420)	16,445	17,567	—	370

Management business
Furniture, fixtures and equipment			—	—	7,811	—	—

Total real estate			$(2,866,975)	$601,032	$3,586,894	$—	$765,853

	Total Cost at 12/31/03
					Date of
		Building and		Accumulated	Construction		Depreciable
Description	Land	additions	Total(1)	Depreciation	Renovation	Date Acquired	Lives (2)
Properties held for future development
Other residual land	33,165	—	33,165	—

Total — Properties held for the long-term	584,587	4,326,999	4,911,586	(636,497)

Properties held for disposition
Rental properties
151 Front Street	3,486	17,937	21,423	(2,211)	1954/2000	Apr. 12/02	40

Total rental properties	3,486	17,937	21,423	(2,211)

Properties held for future development
Skywalk	12,959	—	12,959	—		Apr. 12/02

Total properties held for future development	12,959	—	12,959	—

Total properties held for disposition	16,445	17,937	34,382	(2,211)

Management business
Furniture, fixtures and equipment	—	7,811	7,811	(3,919)

Total real estate	$601,032	$4,352,747	$4,953,779	$(642,627)

Schedule III — Real Estate and
Accumulated Depreciation as at December 31, 2003

NOTES

1.	The aggregate cost for federal income tax purposes as of December 31, 2003 was approximately $3.6 billion.

2.	The life to compute depreciation on buildings is 40 years. The life to compute depreciation on building improvements is over the term of the related lease. Furniture, fixtures and equipment are depreciated over periods of up to 10 years.

3.	This property was previously under development and was transferred to rental properties in 2002.

4.	The Corporation has a 99% legal ownership interest in this property.

5.	The Corporation has adopted the provisions of FIN No. 46R as of December 31, 2003 and, therefore, has consolidated the assets of this property as of such date.

SUMMARY OF ACTIVITY

A summary of activity of investment in real estate and accumulated depreciation is as follows:

The changes in investment in real estate for the years ended December 31, 2003, 2002 and 2001 are as follows:

	December 31
	2003	2002	2001
Balance, beginning of the year	$5,389,013	$5,399,031	$4,883,826
Additions during the year
Acquisitions	—	147,189	202,740
Improvements	91,753	160,479	428,081
Previously held in an unconsolidated joint venture now consolidated	88,615	41,872	268,281
Deductions during the year
Properties disposed of	(564,075)	(132,727)	(124,024)
Provision for loss on properties held for disposition	(18,164)	(204,273)	(253,230)
Write-off of fully depreciated assets	(33,363)	(22,558)	(6,643)

Balance, end of year	$4,953,779	$5,389,013	$5,399,031

Schedule III — Real Estate and
Accumulated Depreciation as at December 31, 2003

The changes in accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 are as follows:

	December 31
	2003	2002	2001
Balance, beginning of the year	$(565,350)	$(438,584)	$(305,038)
Additions during the year
Depreciation	(159,311)	(153,962)	(144,680)
Previously held in an unconsolidated joint venture now consolidated	(3,919)	(6,034)	(2,927)
Deductions during the year
Properties disposed of	52,590	10,672	7,418
Write-off of fully depreciated assets	33,363	22,558	6,643

Balance, end of year	$(642,627)	$(565,350)	$(438,584)

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

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

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

Through December 31, 2002, THH had made cash contributions of approximately $61.3 million and REN had made its maximum required cash contribution of $10.5 million. The Agreement provides that the managing member, THH, will issue a Cash Notice to each member as required. If the required contribution is not made within the parameters of the agreement, then the funding member can loan the amount to the partnership (“Deficit Loans”) or the non-funding member’s ownership is subject to a proportionate percentage of dilution. Deficit Loans bear interest at prime + 6%.

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