Form 10-Q
period 2004-03-31
TRIZEC PROPERTIES INC
filed 2004-05-10
CIK 1161935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

As of April 30, 2004, 151,716,735 shares of common stock, par value $0.01 per share, were issued and outstanding.

Forward-Looking Statements

This Form 10-Q, including the discussion in “Part I — Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include those set forth in more detail in the Risk Factors section in our Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission.

Trizec Properties, Inc.	Consolidated Balance Sheets (unaudited)

PART I — FINANCIAL STATEMENTS

Item 1. Financial Statements

	March 31	December 31
$ in thousands, except share and per share amounts	2004	2003
Assets
Real estate	$4,738,326	$4,953,779
Less: accumulated depreciation	(662,672)	(642,627)

Real estate, net	4,075,654	4,311,152
Cash and cash equivalents	30,648	129,299
Escrows and restricted cash	45,851	72,862
Investment in unconsolidated real estate joint ventures	253,212	231,185
Office tenant receivables (net of allowance for doubtful accounts of $6,610 and $7,096 at March 31, 2004 and December 31, 2003, respectively)	6,862	9,887
Other receivables (net of allowance for doubtful accounts of $10,976 and $10,243 at March 31, 2004 and December 31, 2003, respectively)	29,923	18,687
Deferred rent receivables (net of allowance for doubtful accounts of $1,058 and $1,517 at March 31, 2004 and December 31, 2003, respectively)	149,255	148,847
Deferred charges, net	119,228	121,842
Prepaid expenses and other assets	108,674	120,805

Total Assets	$4,819,307	$5,164,566

Liabilities and Stockholders’ Equity

Liabilities
Mortgage debt and other loans	$2,479,810	$2,866,975
Trade, construction and tenant improvements payables	67,273	55,143
Accrued interest expense	10,240	9,092
Accrued operating expenses and property taxes	66,221	95,961
Other accrued liabilities	91,192	87,519
Dividends payable	31,797	31,567
Taxes payable	47,474	42,352

Total Liabilities	2,794,007	3,188,609

Commitments and Contingencies	—	—

Minority Interest	6,300	10,287

Redeemable Stock	200	200

Stockholders’ Equity
Common Stock, 500,000,000 shares authorized, at $0.01 par value, 151,702,035 and 151,058,491 issued at March 31, 2004 and December 31, 2003, respectively, and 151,684,024 and 151,040,480 outstanding at March 31, 2004 and December 31, 2003, respectively	1,516	1,510
Additional paid in capital	2,202,104	2,193,728
Accumulated deficit	(154,580)	(207,395)
Treasury stock, at cost, 18,011 shares at March 31, 2004 and December 31, 2003, respectively	(237)	(237)
Unearned compensation	(1,154)	(1,267)
Accumulated other comprehensive loss	(28,849)	(20,869)

Total Stockholders’ Equity	2,018,800	1,965,470

Total Liabilities and Stockholders’ Equity	$4,819,307	$5,164,566

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited)

	For the three months ended
	March 31
$ in thousands, except share and per share amounts	2004	2003
Revenues
Rentals	$150,862	$155,607
Recoveries from tenants	26,982	27,833
Parking and other	19,393	20,818
Fee income	3,147	1,954

Total Revenues	200,384	206,212

Expenses
Operating	67,671	68,461
Property taxes	22,575	24,125
General and administrative, exclusive of stock option grant expense	4,075	10,067
Depreciation and amortization	42,151	41,141
Stock option grant expense	202	222

Total Expenses	136,674	144,016

Operating Income	63,710	62,196

Other Income (Expense)
Interest and other income	999	1,230
Foreign currency exchange gain	3,340	—
Gain (Loss) on early debt retirement	246	(257)
Recovery on insurance claims	206	5,266
Interest expense	(40,924)	(41,558)
Derivative loss	(2,011)	—
Lawsuit settlement	94	—

Total Other Expense	(38,050)	(35,319)

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate	25,660	26,877
Provision for income and other corporate taxes, net	(1,490)	(1,730)
Minority interest	(1,079)	241
Income from unconsolidated real estate joint ventures	6,239	9,926

Income from Continuing Operations	29,330	35,314
Discontinued Operations
Income from discontinued operations	8,110	3,631
Gain on disposition of discontinued real estate	32,396	8,526

Income Before Gain on Disposition of Real Estate	69,836	47,471
Gain on disposition of real estate, net	14,771	11,351

Net Income	84,607	58,822

Special voting and Class F convertible stockholders’ dividends	(1,304)	(783)

Net Income Available to Common Stockholders	$83,303	$58,039

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited) (Continued)

	For the three months ended
	March 31
$ in thousands, except share and per share amounts	2004	2003
Earnings per common share
Income from Continuing Operations Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.28	$0.31
Diluted	$0.28	$0.31
Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.55	$0.39
Diluted	$0.55	$0.39
Weighted average shares outstanding
Basic	151,124,515	149,785,046
Diluted	152,767,608	149,809,100

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Comprehensive Income (unaudited)

	For the three months ended
	March 31
$ in thousands	2004	2003
Net income	$84,607	$58,822

Other comprehensive income (loss):
Unrealized gains on investments in securities:
Unrealized foreign currency exchange (losses) gains arising during the period	(22)	63
Unrealized foreign currency exchange (losses) gains on foreign operations	(226)	718
Realized foreign currency exchange gain on foreign operations	(3,340)	—
Unrealized derivative losses:
Effective portion of interest rate contracts	(2,728)	(7,307)
Ineffective portion of interest rate contracts	2,011	—
Settlement of forward rate contracts	(3,675)	—

Total other comprehensive loss	(7,980)	(6,526)

Net comprehensive income	$76,627	$52,296

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited)

	For the three months ended
	March 31
$ in thousands	2004	2003
Cash Flows from Operating Activities
Net income	$84,607	$58,822
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated real estate joint ventures	(6,239)	(9,926)
Distributions from unconsolidated real estate joint ventures	4,456	8,435
Depreciation and amortization expense (including discontinued operations)	43,361	46,656
Amortization of financing costs	2,187	2,333
Amortization of value of acquired operating leases to rental revenue	(110)	—
Provision for bad debt	2,019	1,910
Gain on disposition of real estate (including discontinued operations)	(47,167)	(19,877)
Foreign currency exchange gain	(3,340)	—
Derivative loss	2,011	—
Early debt retirement	(246)	—
Lawsuit settlement	(94)	—
Minority interest	1,079	(241)
Amortization of unearned compensation	366	839
Stock option grant expense	202	222
Changes in assets and liabilities:
Escrows and restricted cash	27,777	(16,070)
Office tenant receivables	1,006	2,435
Other receivables	(11,220)	(8,879)
Deferred rent receivables	(5,788)	(8,599)
Prepaid expenses and other assets	2,330	(9,400)
Accounts payable, accrued liabilities and other liabilities	(26,260)	(48,669)

Net cash provided by (used in) operating activities	70,937	(9)

Cash Flows from Investing Activities
Real estate:
Tenant improvements and capital expenditures	(18,166)	(26,896)
Tenant leasing costs	(9,890)	(5,364)
Dispositions	256,975	157,638
Development expenditures	—	(852)
Payment of minority interest	(5,066)	—
Escrows and restricted cash	(766)	—
Unconsolidated real estate joint ventures:
Investments	(20,064)	(1,835)

Net cash provided by investing activities	203,023	122,691

Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	120,000	15,420
Principal repayments	(260,523)	(8,454)
Repaid on dispositions	(238,343)	(83,536)
Draws on credit line	154,000	26,100
Paydowns on credit line	(120,000)	(91,100)
Refinancing expenditures	(343)	(70)
Settlement of forward contracts	(3,767)	—
Issuance of common stock	7,927	—
Dividends	(31,562)	—

Net cash used in financing activities	(372,611)	(141,640)

Net Decrease in Cash and Cash Equivalents	(98,651)	(18,958)
Cash and Cash Equivalents, beginning of period	129,299	62,253

Cash and Cash Equivalents, end of period	$30,648	$43,295

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited) (Continued)

	For the three months ended
	March 31
$ in thousands	2004	2003
Supplemental Cash Flow Disclosures:
Cash paid during the period for:
Interest, inclusive of interest capitalized	$39,268	$41,281

Taxes	$1,751	$50,546

Non-cash investing and financing activities:
Dividends payable on common stock, special voting stock and Class F convertible stock	$31,797	$30,789

Mortgage debt and other loans assumed by purchasers on property dispositions	$41,106	$25,594

Forgiveness of debt upon sale of property	$1,237	$—

See accompanying notes to the financial statements.

Notes to the Financial Statements $ in thousands, except share and per share amounts

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Trizec Properties, Inc. (“Trizec Properties” or the “Corporation”, formerly known as TrizecHahn (USA) Corporation) is a corporation organized under the laws of the State of Delaware and is approximately 40% indirectly owned by Trizec Canada, Inc. Effective January 1, 2001, Trizec Properties elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). On February 14, 2002, the amended registration statement on Form 10 of Trizec Properties was declared effective by the Securities and Exchange Commission and, accordingly, Trizec Properties became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Trizec Properties had been a substantially wholly-owned subsidiary of TrizecHahn Corporation (“TrizecHahn”), an indirect wholly-owned subsidiary of Trizec Canada Inc. A plan of arrangement (the “Reorganization”) was approved by the TrizecHahn stockholders on April 23, 2002, and on May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties commenced regular trading on the New York Stock Exchange.

Trizec Properties is one of the largest integrated, self-managed, publicly traded REITs in the United States. The Corporation operates in the U.S. where it owns, manages and develops office buildings. At March 31, 2004, the Corporation had ownership interests in a portfolio of 64 U.S. office properties comprising approximately 42.5 million square feet, or approximately 39.5 million square feet based on its pro rata economic ownership interest in joint ventures, concentrated in the metropolitan areas of seven major U.S. cities. At March 31, 2004, the occupancy of the Corporation’s 64 U.S. office properties was approximately 86.2%, or approximately 85.9% based on its pro rata economic ownership interest in joint ventures.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying interim consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 include the accounts and operating results of the Corporation and its subsidiaries. All significant intercompany transactions have been eliminated.

The Corporation consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity, as defined in the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51” (“FIN No. 46R”). The Corporation also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Corporation does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) the Corporation’s investment is passive.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts will differ from those estimates used in the preparation of these financial statements.

b.	Interim Financial Statements

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto contained in the Corporation’s 2003 Annual Report on Form 10-K.

Notes to the Financial Statements $ in thousands, except share and per share amounts

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, Continued

c.	Stock Based Compensation

Effective July 1, 2003, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123” (“SFAS No. 148”). The Corporation is applying the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee stock options granted after December 31, 2002. For employee stock option grants accounted for under SFAS No. 123, compensation cost is measured as the fair value of the stock option at the date of grant. This compensation cost is charged to earnings over the vesting period. For stock options issued prior to January 1, 2003, the Corporation will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. For employee stock option grants accounted for under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation’s common stock at the date of grant over the exercise price of the options granted. This compensation cost, if any, is charged to earnings over the vesting period. Except as detailed in Note 18 of the Corporation’s 2003 Annual Report on Form 10-K with respect to options that were granted in connection with the Reorganization, the Corporation’s policy is to grant options with an exercise price equal to the quoted market price of the Corporation’s common stock. In conjunction with the adoption of SFAS No. 123, as amended by SFAS No. 148, the Corporation recognized approximately $64 of additional stock option grant expense related to stock options issued during the three months ended March 31, 2003. In accordance with the transition requirements of SFAS No. 123, as amended by SFAS No. 148, the Corporation’s financial statements as of and for the three months ended March 31, 2003 have been restated to reflect such additional stock option grant expense. Stock option grant expense of $202 and $222 was recognized for the three months ended March 31, 2004 and 2003, respectively.

The following reconciles net income available to common stockholders to pro forma net income available to common stockholders as if the fair value based method of accounting for employee stock options as prescribed under the provisions of SFAS No. 123 had been applied to all outstanding and unvested employee stock options, and presents reported earnings per share (“EPS”) and pro forma EPS.

	For the three months ended
	March 31
	2004	2003
Net income available to common stockholders, as reported	$83,303	$58,039
Add back:
Stock option grant expense, as reported	202	222
Deduct:
Stock option grant expense, pro forma	(315)	(883)

Net income available to common stockholders, pro forma	$83,190	$57,378

Net income available to common stockholders per weighted average common share outstanding:
Basic, as reported	$0.55	$0.39

Basic, pro forma	$0.55	$0.38

Diluted, as reported	$0.55	$0.39

Diluted, pro forma	$0.54	$0.38

Notes to the Financial Statements $ in thousands, except share and per share amounts

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, Continued

d.	Reclassifications

Certain reclassifications of prior period amounts have been made to the consolidated balance sheet and consolidated statements of operations and cash flows. These reclassifications have been made in the financial statements to conform to the 2004 presentation. These reclassifications have not changed the Corporation’s financial position as of December 31, 2003 or consolidated results of operations for the three months ended March 31, 2003.

3.	REAL ESTATE

The Corporation’s investment in real estate is comprised of:

	March 31	December 31
	2004	2003
Properties
Held for the long term, net	$4,075,654	$4,278,981
Held for disposition, net	—	32,171

	$4,075,654	$4,311,152

a.	Properties — Held for the Long Term

	March 31	December 31
	2004	2003
Rental properties
Land	$529,431	$551,422
Buildings and improvements	3,807,846	3,964,790
Tenant improvements	359,523	362,209
Furniture, fixtures and equipment	8,361	7,811

	4,705,161	4,886,232
Less: accumulated depreciation	(662,672)	(640,416)

	4,042,489	4,245,816
Properties held for development	33,165	33,165

	$4,075,654	$4,278,981

b.	Properties — Held for Disposition

	March 31	December 31
	2004	2003
Rental properties, net	$—	$19,212
Properties held for development	—	12,959

	$—	$32,171

Properties held for disposition include certain properties that the Corporation has decided to dispose of over a reasonable sales period.

(i)	At December 31, 2002, one retail/entertainment property and 151 Front Street were held for disposition subject to the transition rules of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and, accordingly, the Corporation accounted for these properties pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). During the year ended December 31, 2003, the retail/entertainment property was sold. Therefore, 151 Front Street remained the sole property held for disposition in accordance with SFAS No. 121 at December 31, 2003. During the three months ended March 31, 2004, the Corporation sold 151 Front Street, therefore, no properties were held for disposition in accordance with SFAS No. 121 at March 31, 2004.

Notes to the Financial Statements $ in thousands, except share and per share amounts

3.	REAL ESTATE, Continued

b.	Properties — Held for Disposition, Continued

The results of operations of the retail/entertainment property that had been designated as held for disposition in accordance with SFAS No. 121 and was sold during the year ended December 31, 2003, and the results of operations of 151 Front Street that had been designated as held for disposition in accordance with SFAS No. 121 and was sold during the three months ended March 31, 2004 are included, through the date of sale, in the revenues and expenses of the Corporation. The following summarizes the condensed results of operations for these properties.

	For the three months ended
	March 31
	2004	2003
Rentals	$507	$2,641
Interest	(68)	5

Total revenue	439	2,646
Operating expenses	(374)	(1,529)
Property taxes	(75)	(403)
Interest expense	(100)	(407)

(Loss) Income	$(110)	$307

(ii)	At December 31, 2002, the Corporation had two office properties designated as held for disposition pursuant to SFAS No. 144. During the first quarter of 2003 these two office properties were sold and one additional office property located in West Palm Beach, Florida was designated as held for disposition pursuant to SFAS No. 144. During the second quarter of 2003, one additional office property located in Memphis, Tennessee was designated as held for disposition pursuant to SFAS No. 144. Also during the second quarter of 2003, the Corporation recognized a provision for loss on disposition of discontinued real estate of approximately $14,592 relating to the office property located in Memphis, Tennessee, which is included in loss on disposition of discontinued real estate. The fair value was determined by using the contract price less transaction costs. During the third quarter of 2003, the office property located in Memphis, Tennessee and the office property located in West Palm Beach, Florida were sold and one additional office property located in Minneapolis, Minnesota was designated as held for disposition pursuant to SFAS No. 144. During the third quarter of 2003, the Corporation recognized a provision for loss on disposition of discontinued real estate of approximately $3,572 relating to the office property located in Minneapolis, Minnesota, which is included in loss on disposition of discontinued real estate. The fair value was determined by using the contract price less transaction costs. During the fourth quarter of 2003, the office property located in Minneapolis, Minnesota was sold. Additionally, one office property located in Los Angeles, California, one building of an office property located in Dallas, Texas and a retail property located in Las Vegas, Nevada were designated as held for disposition pursuant to SFAS No. 144 and were sold during the fourth quarter of 2003. As a result, no properties were held for disposition in accordance with SFAS No. 144 at December 31, 2003. During the first quarter of 2004, the Hollywood & Highland Hotel in Los Angeles, California, and the Hollywood & Highland Retail in Los Angeles, California (together with the Hollywood & Highland Hotel, the “Hollywood & Highland Complex”) were designated as held for disposition pursuant to SFAS No. 144 and were sold during the quarter. Therefore, no properties were held for disposition in accordance with SFAS No. 144 at March 31, 2004.

The results of operations, through the date of sale, and the gains on disposition for these ten sold properties designated as held for disposition in accordance with SFAS No. 144, for all periods presented, have been reported as discontinued operations. The following summarizes the condensed results of operations for these properties, excluding the gain on disposition.

Notes to the Financial Statements $ in thousands, except share and per share amounts

3.	REAL ESTATE, Continued

b.	Properties — Held for Disposition, Continued

	For the three months ended
	March 31
	2004	2003
Rentals	$13,052	$29,256
Interest and other income	3,159	557

Total revenue	16,211	29,813
Operating expenses	(4,765)	(11,916)
Property taxes	(538)	(2,275)
Interest expense	(1,588)	(6,464)
Depreciation and amortization	(1,210)	(5,527)

Income from discontinued operations	$8,110	$3,631

c.	Gain on Disposition of Real Estate During the Three Months Ended March 31, 2004 Under Transition Rules of SFAS No. 144

Date			Rentable	Net Sales	Gain
Sold	Property	Location	Sq. Ft.	Price	On Sale
January 15	151 Front Street	Toronto, ON	272,000	$58,228	$14,771 (1)

				$58,228	$14,771

(1)	Gain on sale is net of tax provision of approximately $5,538.

In conjunction with the sale of 151 Front Street in Toronto, Ontario, the Corporation recognized a foreign currency exchange gain of approximately $3,340 representing the accumulated foreign currency translation adjustments related to the operations of the property through the date of sale.

d.	Gain on Disposition of Discontinued Real Estate During the Three Months Ended March 31, 2004 Designated as Held for Sale Pursuant to SFAS No. 144

Date			Rentable	Net Sales	Gain
Sold	Property	Location	Sq. Ft.	Price	On Sale
February 27	Hollywood & Highland Retail	Los Angeles, CA	645,000	$114,415	$23,583
February 27	Hollywood & Highland Hotel	Los Angeles, CA	600,000	84,332	8,813

				$198,747	$32,396

Notes to the Financial Statements $ in thousands, except share and per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES

The Corporation participates in unconsolidated real estate joint ventures in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.

a.	The following is a summary of the Corporation’s ownership in unconsolidated real estate joint ventures at March 31, 2004 and December 31, 2003:

		Economic Interest(1)
Entity	Property and Location	March 31 2004	December 31 2003
Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, LP	Bank One Center, Dallas, TX	50%	50%
1114 TrizecHahn-Swig, L.L.C.	The Grace Building, New York, NY	50%	50%
1411 TrizecHahn-Swig, L.L.C.	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig
L.L.C./1460 Fee TrizecHahn Swig L.L.C.	1460 Broadway, New York, NY	50%	50%
JBG/TrizecHahn Waterview Venture L.L.C.	Waterview Development, Arlington, VA(2)	80%	80%
TrizecHahn Hollywood Hotel L.L.C.	Hollywood & Highland Hotel, Los	—%	91.5%
	Angeles, CA(3)

(1)	The amounts shown above approximate the Corporation’s economic and legal ownership interest as of March 31, 2004 and December 31, 2003. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

(2)	This property has not been consolidated as the minority member has substantive participating rights that afford the minority member equal voting rights on all major decisions as well as final approval of the operating and capital expenditures budgets.

(3)	This property was consolidated as of December 31, 2003 in accordance with FIN No. 46R. The Corporation sold this property on February 27, 2004.

b.	Unconsolidated Real Estate Joint Venture Financial Information

The following represents combined summarized financial information of the Corporation’s unconsolidated real estate joint ventures:

Balance Sheet Information

	March 31	December 31
	2004	2003
Assets
Real estate, net	$614,774	$618,985
Other assets	158,528	149,065

Total assets	$773,302	$768,050

Liabilities and equity
Mortgage debt and other loans	$410,858	$452,610
Other liabilities	44,261	42,368
Partners’ equity	318,183	273,072

Total liabilities and equity	$773,302	$768,050

Corporation’s share of equity	$78,258	$55,582
Net excess of cost of investments over the net book value of underlying assets	174,954	175,603

Carrying value of Corporation’s investment in unconsolidated real estate joint ventures	$253,212	$231,185

Corporation’s share of mortgage debt	$211,969	$232,712

Notes to the Financial Statements $ in thousands, except share and per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, Continued

b.	Unconsolidated Real Estate Joint Venture Financial Information, Continued

In March 2004, 1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig, L.L.C. paid off and retired a mortgage loan with a principal balance of approximately $39,843 that bore interest at a rate of LIBOR plus 3.5%. The Corporation loaned its joint venture partner approximately $20,030 in conjunction with the debt retirement. The loan to the Corporation’s joint venture partner bears interest at a rate of LIBOR plus 2.75%, is payable in full on the earlier of March 18, 2005 or the refinancing of the joint venture’s existing mortgage and is collateralized by the joint venture partner’s investment in the joint venture. The loan receivable due from the Corporation’s joint venture partner is included in other receivables.

Income Statement Information

	For the three months ended
	March 31
	2004	2003
Revenues
Rentals	$47,776	$54,691
Interest	79	197

Total revenues	47,855	54,888

Expenses
Operating and other	19,796	23,409
Interest	8,153	9,910
Depreciation and amortization	6,428	6,886

Total expenses	34,377	40,205

Income before provision for loss on real estate	13,478	14,683
Gain on early debt retirement	—	4,125
Gain on disposition of real estate	—	611

Net income	$13,478	$19,419

Corporation’s share of net income	$6,239	$9,926

Included in rentals for the three months ended March 31, 2003 is a termination fee of approximately $5,503 received from General Motors Corporation, which occupied the majority of New Center One and also was our joint venture partner through one of its affiliates, New-Cen Commercial Corporation.

5.	CONSOLIDATED REAL ESTATE JOINT VENTURES

Consolidation of the Hollywood & Highland Hotel

The Corporation applied the provisions of FIN No. 46R for all entities as of December 31, 2003. The Corporation determined that the Hollywood & Highland Hotel was a VIE in which the Corporation was the primary beneficiary.

The Hollywood & Highland Hotel is a 640-room hotel located in Los Angeles, California. At December 31, 2003, the Corporation had a 91.5% ownership and economic interest in an entity that owned the Hollywood & Highland Hotel. Prior to December 31, 2003, the Corporation accounted for the Hollywood & Highland Hotel as an investment in an unconsolidated real estate joint venture. On December 31, 2003, the Corporation consolidated the Hollywood & Highland Hotel. The net impact of the consolidation of the Hollywood & Highland Hotel was an increase in the Corporation’s consolidated assets of approximately $93,979, representing the net book value of the real estate, cash and cash equivalents and other assets. In addition, the Corporation consolidated approximately $81,517 of mortgage debt related to the Hollywood & Highland Hotel. The Corporation’s maximum exposure to loss was approximately $81,517, representing the amount of mortgage debt outstanding at December 31, 2003. Upon consolidation of the Hollywood & Highland Hotel, the Corporation recognized a cumulative effect of a change in accounting principle of approximately $3,845 representing the minority member’s share of the Hollywood & Highland Hotel’s non-recoverable cumulative losses. On February 27, 2004, the Corporation sold the Hollywood & Highland Hotel.

Notes to the Financial Statements $ in thousands, except share and per share amounts

6.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY

	Total Debt
	Weighted average		Weighted average
	interest rates at	March 31,	interest rates at	Dec. 31,
	March 31, 2004	2004	Dec. 31, 2003	2003
Collateralized property loans:
At fixed rates	5.96%	$2,460,548	5.99%	$2,548,340
At variable rates (subject to interest rate caps)	—	—	3.91%	120,000
At variable rates	—	—	4.20%	137,893
Other loans:
At fixed rates	5.90%	19,153	4.32%	60,537
At variable rates	4.00%	109	4.00%	205

	5.96%	$2,479,810	5.78%	$2,866,975

Certain of the Corporation’s loans are cross-collateralized with, or subject to cross-default or cross-acceleration provisions in, other loans.

a.	Collateralized Property Loans

Property loans are collateralized by deeds of trust or mortgages on properties and mature at various dates between May 2004 and June 2013.

At March 31, 2004 and December 31, 2003, the Corporation had outstanding interest rate swap contracts in the notional amount of $150,000, bearing a weighted average interest rate of 6.02% and maturing on March 15, 2008. In addition, at March 31, 2004 and December 31, 2003, the Corporation had outstanding interest rate swap contracts in the notional amount of $500,000, bearing a weighted average interest rate of 2.61% plus various spreads and maturing between July 1, 2005 and January 1, 2006. At March 31, 2004 and December 31, 2003, such interest rate swap agreements had fixed the interest rate on $586,920 and $650,000 of variable rate debt, respectively. Due to the pay off and retirement of certain amounts of variable rate debt during the three months ended March 31, 2004, the Corporation had interest rate swap contracts outstanding exceeding the Corporation’s unhedged variable rate debt in the notional amount of approximately $63,080 at March 31, 2004. For the three months ended March 31, 2004, the Corporation recorded through earnings a derivative loss of approximately $2,011 which represented the total ineffectiveness of certain interest rate swap contracts that were used to hedge variable rate debt that has been paid off and retired. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. At March 31, 2004 and December 31, 2003, the debt subject to interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $24,807 and $20,325 at March 31, 2004 and December 31, 2003, respectively.

The Corporation entered into interest rate cap contracts expiring in June 2004 on $120,000 of its variable rate debt, which limit the underlying LIBOR interest rate to 6.5%. At March 31, 2004 and December 31, 2003, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above, the Corporation entered into an interest rate cap contract expiring in April 2004 on approximately $584,700 of its variable rate debt, which limits the underlying LIBOR rate to 11.01%. At March 31, 2004 and December 31, 2003, the fair value of this interest rate cap contract was nominal.

b.	Refinancing and Early Debt Retirement

In January 2004, the Corporation refinanced the $120,000 mortgage loan on Ernst & Young Plaza in Los Angeles, California, which bore a variable interest rate of LIBOR plus 2.75% and was scheduled to mature in June 2004, with a $120,000 mortgage loan bearing a fixed interest rate of 5.07% and scheduled to mature in February 2014. In December 2003, the Corporation entered into forward rate swap agreements to lock in a maximum effective interest rate on the refinanced mortgage loan. The forward rate swap agreements were entered into at current market rates and, therefore, had no initial cost. Upon closing of the refinanced mortgage loan, the Corporation paid approximately $3,766 in settlement of the forward rate swap agreements, which has been recorded in other comprehensive income. The approximately $3,766 paid on settlement will be amortized to interest expense over the life of the mortgage loan. In addition, the

Notes to the Financial Statements $ in thousands, except share and per share amounts

6.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY, Continued

b.	Refinancing and Early Debt Retirement, Continued

Corporation recorded a loss on early debt retirement of approximately $343, comprised primarily of the write-off of unamortized deferred financing costs.

In February 2004, the Corporation paid off and retired the mortgage loan on Galleria Towers in Dallas, Texas. The mortgage loan had a principal balance of approximately $133,490, bore interest at 6.79% and was scheduled to mature in May 2004. The Corporation recorded a loss on early debt retirement of approximately $40, comprised primarily of the write-off of unamortized deferred financing costs.

In conjunction with the sale of real estate during the three months ended March 31, 2004, the Corporation paid off approximately $238,343 of mortgage debt, resulting in a gain on early debt retirement of approximately $629 comprised primarily of the forgiveness of debt, partially offset by the write-off of unamortized deferred financing costs.

c.	Revolving Credit Facility

At March 31, 2004, the amount eligible to be borrowed under the Corporation’s revolving credit facility was approximately $124,275, of which approximately $34,000 was drawn and outstanding. At December 31, 2003, the amount eligible to be borrowed under the Corporation’s revolving credit facility was approximately $217,005, none of which was drawn and outstanding.

d.	Liability for Obligations of Partners

The Corporation was contingently liable for certain obligations related to the Hollywood & Highland Hotel, one of the Corporation’s consolidated real estate joint ventures. At December 31, 2003, the Corporation had guaranteed or was otherwise contingently liable for an approximately $74,000 mortgage loan that was scheduled to mature in April 2005. All of the assets of the Hollywood & Highland Hotel were available for the purpose of satisfying this obligation. On February 27, 2004, the Corporation sold the Hollywood & Highland Complex and, thus, is no longer contingently liable for obligations related to the Hollywood & Highland Hotel.

7.	STOCKHOLDERS’ EQUITY

a.	Dividends

On March 10, 2004, the Corporation declared a quarterly dividend of $0.20 per common share, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. The aggregate amount of dividends paid on April 15, 2004 totaled approximately $30,488.

On March 10, 2004, the Corporation declared an aggregate dividend of approximately $5 for the Class F convertible stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004, and accrued an additional $1 dividend for the Class F convertible stock.

On March 10, 2004, the Corporation declared an aggregate dividend of approximately $629 for the special voting stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004, and accrued an additional $674 dividend for the special voting stock.

b.	Restricted Stock Rights

During the three months ended March 31, 2004, the Corporation awarded 405,950 restricted stock rights to certain employees. These restricted stock rights had a fair value of approximately $6,816 on the date of grant. The restricted stock rights vest ratably over periods of three to five years. Compensation expense will be charged to earnings over the vesting period.

Notes to the Financial Statements $ in thousands, except share and per share amounts

7.	STOCKHOLDERS’ EQUITY, Continued

b.	Restricted Stock Rights, Continued

During the three months ended March 31, 2004, the Corporation awarded 115,700 performance based restricted stock rights to certain employees. These performance based restricted stock rights had a fair value of approximately $1,943 on the date of grant. The performance based restricted stock rights vest ratably over a period of five years provided that specific performance objectives are achieved. Compensation expense will be charged to earnings over the vesting period.

c.	Employee Stock Purchase Plan

During the three months ended March 31, 2004, 57,764 shares were issued to employees under the Corporation’s Employee Stock Purchase Plan.

d.	Stock Options

During the three months ended March 31, 2004, certain employees of the Corporation exercised 349,699 non-qualified employee stock options. Gross proceeds to the Corporation from the exercise of such non-qualified employee stock options were approximately $3,836.

e.	Warrants

During the three months ended March 31, 2004, certain employees of the Corporation exercised 236,081 warrants. Gross proceeds to the Corporation from the exercise of such warrants were approximately $3,329.

8.	EARNINGS PER SHARE

For the three months ended March 31, 2004, dilutive shares outstanding were increased by 1,643,093 shares in respect of stock options, warrants and restricted stock that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 3,389,598 stock options, 707,000 warrants and 521,650 shares of restricted stock rights. The dilutive shares were calculated based on $16.14 per share, which represents the average daily trading price for the three months ended March 31, 2004.

For the three months ended March 31, 2003, dilutive shares outstanding were increased by 24,054 shares in respect of stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 8,081,764 stock options and 6,906,386 warrants. The dilutive shares were calculated based on $8.93 per share, which represents the average daily trading price for the three months ended March 31, 2003.

Notes to the Financial Statements $ in thousands, except share and per share amounts

8.	EARNINGS PER SHARE, Continued

	For the three months ended
	March 31
	2004	2003
Income from continuing operations	$29,330	$35,314
Gain on disposition of real estate	14,771	11,351
Less: Special voting and Class F convertible stockholders' dividends	(1,304)	(783)

Income from Continuing Operations Available to Common Stockholders	42,797	45,882
Discontinued operations	40,506	12,157

Net Income Available to Common Stockholders	$83,303	$58,039

Basic Earnings per Common Share
Income from continuing operations available to common stockholders	$0.28	$0.31
Discontinued operations	0.27	0.08

Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding — Basic	$0.55	$0.39

Diluted Earnings per Common Share
Income from continuing operations available to common stockholders	$0.28	$0.31
Discontinued operations	0.27	0.08

Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding — Diluted	$0.55	$0.39

Weighted average shares outstanding
Basic	151,124,515	149,785,046

Diluted	152,767,608	149,809,100

9.	CONTINGENCIES

a.	Litigation

The Corporation is contingently liable with respect to routine litigation and claims arising in the ordinary course of business from time to time. While the final outcome with respect to claims and litigation pending at March 31, 2004 cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

b.	Concentration of Credit Risk

The Corporation maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not material.

The Corporation performs ongoing credit evaluations of tenants and may require tenants to provide some form of credit support, such as corporate guarantees and/or other financial guarantees. Although the Corporation’s properties are geographically diverse and tenants operate in a variety of industries, to the extent the Corporation has a significant concentration of rental revenue from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Corporation.

Notes to the Financial Statements $ in thousands, except share and per share amounts

9.	CONTINGENCIES, Continued

c.	Environmental

The Corporation, as an owner of real estate, is subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws, the Corporation is exposed to liability primarily as an owner or operator of real property and, as such, may be responsible for the cleanup or other remediation of contaminated property. Contamination for which the Corporation may be liable could include historic contamination, spills of hazardous materials in the course of its tenants’ regular business operations and spills or releases of hydraulic or other toxic oils. An owner or operator of real property can be liable for contamination or hazardous or toxic substances in some circumstances whether or not the owner or operator knew of, or was responsible for, the presence of such contamination or hazardous or toxic substances. In addition, the presence of contamination or hazardous or toxic substances on property, or the failure to properly clean up or remediate such contamination or hazardous or toxic substances when present, may materially and adversely affect the ability to sell or lease such contaminated property or to borrow using such property as collateral.

Asbestos-containing material (“ACM”) is present in some of the Corporation’s properties. Environmental laws govern the presence, maintenance and removal of asbestos. The Corporation believes that it manages ACM in accordance with applicable laws and plans to continue managing ACM as appropriate and in accordance with applicable laws and believes that the cost to do so will not be material.

The cost of compliance with existing environmental laws has not had a material adverse effect on the Corporation’s financial condition and results of operations, and the Corporation does not believe it will have such an impact in the future. In addition, the Corporation has not incurred, and does not expect to incur any material costs or liabilities due to environmental contamination at properties it currently owns or has owned in the past; however, there can be no assurance that this will be the case. In addition, the Corporation cannot predict the impact of new or changed laws or regulations on its properties or on properties that it may acquire in the future. The Corporation has no current plans for substantial capital expenditures with respect to compliance with environmental laws.

d.	Insurance

The Corporation carries insurance on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Corporation believes all of its properties are adequately insured. The property insurance that has been maintained historically has been on an “all risk” basis, which, until 2003, included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their “all risk” policies. As a result, the Corporation’s “all risk” insurance coverage contained specific exclusions for losses attributable to acts of terrorism. In light of this development, for 2003 the Corporation purchased stand-alone terrorism insurance on a portfolio-wide basis with annual aggregate limits that it considers commercially reasonable, considering the availability and cost of such coverage. Such terrorism coverage carried an aggregate limit of $250,000 on a portfolio-wide basis. Effective December 31, 2003, the Corporation amended its insurance coverage for acts of terrorism as a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”) enacted by Congress and signed into law by President Bush in November 2002. The Corporation’s expired terrorism insurance program that provided a limit of $250,000 in the aggregate per year was replaced with a terrorism insurance program with a limit of $500,000 per occurrence. This current terrorism insurance program provides coverage for certified nuclear, chemical and biological exposure, whereas the previous insurance coverage excluded this exposure. Under TRIA, the Corporation has a per occurrence deductible of $100 and retains responsibility for 10% of the cost of each nuclear, chemical and biological certified event up to a maximum of $50,000 per occurrence. If the certified terrorism event is not found to be a nuclear, chemical or biological event, the Corporation’s 10% exposure is limited to the $100 deductible. The federal government is obligated to cover the remaining 90% of the loss above the deductible up to $100,000,000 in the aggregate annually. Since the limit with respect to the Corporation’s portfolio may be less than the value of the affected properties, terrorist acts could result in property damage in excess of our current coverage, which could result in significant losses to the Corporation due to the loss of capital

Notes to the Financial Statements $ in thousands, except share and per share amounts

9.	CONTINGENCIES, Continued

d.	Insurance, Continued

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

During 2003, the Corporation received notices to the effect that its insurance coverage against acts of terrorism may not comply with loan covenants under certain debt agreements. The Corporation reviewed its coverage and believes that it complied with these documents and that its insurance coverage adequately protected the lenders’ interests. The Corporation initiated discussions with these lenders to satisfy their concerns and assure that their interests and its interests are adequately protected. As a result of the Corporation’s discussions, the lenders who sent such notices in 2003 accepted the insurance coverage that the Corporation provided, one of whom did so with a formal irrevocable waiver for the 2003 policies.

The new terrorism insurance program described above became effective on December 31, 2003. Because the program relies upon TRIA, which was not signed into law until November 2002, it may not conform to the formal insurance requirements of the loan covenants that pre-dated TRIA. While we believe we are in compliance with our loan covenants, a lender may take the position that the Corporation’s new insurance program is not in compliance with covenants in a debt agreement and the Corporation could be deemed to be in default under the agreement. In that case, the Corporation may decide to obtain insurance to replace or supplement its new insurance program in order to fulfill the lender’s request. While we believe our terrorism insurance coverage meets the formal and substantive provisions of our loan agreements, a lender under one of our loan agreements has verbally indicated that our terrorism insurance may not meet the precise requirements of a loan agreement. We have not received, nor do we expect to receive, a notice of default from the lender. Furthermore, the lender has stated that a written waiver for 2004 will be provided to the Corporation. In the future, the Corporation’s ability to obtain debt financing, and/or the terms of such financing, may be adversely affected if lenders insist upon additional requirements or greater insurance coverage against acts of terrorism than may be available to the Corporation in the marketplace at rates, or on terms, that are commercially reasonable.

The Corporation will continue to monitor the state of the insurance market, but it does not currently expect that coverage for acts of terrorism on terms comparable to pre-2002 policies will become available on commercially reasonable terms.

The Corporation’s earthquake insurance on its properties located in areas known to be subject to earthquakes is in an amount and subject to deductibles that the Corporation believes are commercially reasonable. However, the amount of earthquake insurance coverage may not be sufficient to cover all losses from earthquakes. Since the limit with respect to the Corporation’s portfolio may be less than the value of the affected properties, earthquakes could result in property damage in excess of our current coverage, which could result in significant losses to the Corporation due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstances could have a material adverse effect on the Corporation’s financial condition and results of operations. As a result of increased costs of coverage and decreased availability, the amounts of the third party earthquake insurance the Corporation may be able to purchase on commercially reasonable terms may be reduced. In addition, the Corporation may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Corporation’s estimation of the value of the coverage.

There are other types of losses, such as from acts of war, acts of bio-terrorism or the presence of mold at the Corporation’s properties, for which coverage is not available in the market to the Corporation or other purchasers of commercial insurance policies. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Corporation experiences a loss that is uninsured or that

Notes to the Financial Statements $ in thousands, except share and per share amounts

9.	CONTINGENCIES, Continued

d.	Insurance, Continued

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

The Corporation has determined that its reportable segments are those that are based on the Corporation’s method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan area for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington D.C. and secondary markets. The Corporation primarily evaluates operating performance based on internal property operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes including properties that have been designated as held for disposition and reported as discontinued operations. Of the seven office properties reported as discontinued operations, one is in Dallas, one is in Los Angeles, two are in the Washington, D.C. metropolitan area and three are in the secondary markets of West Palm Beach, Florida, Memphis, Tennessee, and Minneapolis, Minnesota, respectively. Of the three retail properties reported as discontinued operations and included in the corporate and other reportable segment in the following table, one is in Las Vegas and two are in Los Angeles. Internal operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 from the Corporation’s 2003 Annual Report on Form 10-K, Significant Accounting Policies, except that real estate operations conducted through joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level.

The following presents internal property operating income by reportable segment for the three months ended March 31, 2004 and 2003.

Notes to the Financial Statements $ in thousands, except share and per share amounts

10.	SEGMENTED INFORMATION, Continued

For the three months ended March 31, 2004 and 2003

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Property operations
Total property revenue	$21,895	$21,812	$18,256	$17,627	$21,885	$22,750	$29,018	$30,717	$13,999	$16,020
Total property expense	(8,624)	(8,846)	(8,942)	(8,335)	(10,927)	(12,908)	(13,436)	(13,853)	(6,232)	(6,934)

Internal operating income	$13,271	$12,966	$9,314	$9,292	$10,958	$9,842	$15,582	$16,864	$7,767	$9,086

Internal assets	$513,654		$386,247		$623,443		$477,668		$325,860

	Office Properties, Continued
	New York		Washington D.C.		Secondary Markets		Corporate & Other		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Property operations
Total property revenue	$50,216	$51,020	$28,838	$31,085	$34,825	$49,515	$18,474	$24,818	$237,406	$265,364
Total property expense	(21,522)	(20,570)	(10,985)	(11,449)	(18,569)	(24,274)	(6,364)	(13,055)	(105,601)	(120,224)

Internal operating income	$28,694	$30,450	$17,853	$19,636	$16,256	$25,241	$12,110	$11,763	$131,805	$145,140

Internal assets	$1,040,546		$789,629		$788,243		$110,181		$5,055,471

Notes to the Financial Statements $ in thousands, except share and per share amounts

10.	SEGMENTED INFORMATION, Continued

The following is a reconciliation of internal operating income to income from continuing operations.

	For the three months ended
	March 31
	2004	2003
Internal property revenue	$237,406	$265,364
Less: Real estate joint venture property revenue	(23,970)	(29,896)
Less: Discontinued operations	(13,052)	(29,256)

Total revenues	200,384	206,212

Internal property operating expenses	105,601	120,224
Less: Real estate joint venture operating expenses	(10,052)	(13,447)
Less: Discontinued operations	(5,303)	(14,191)

Total operating expenses and property taxes	90,246	92,586

General and administrative expenses, exclusive of stock option grant expense	(4,075)	(10,067)
Depreciation and amortization expense	(42,151)	(41,141)
Stock option grant expense	(202)	(222)
Interest and other income	999	1,230
Foreign currency exchange gain	3,340	—
Gain (loss) on early debt retirement	246	(257)
Recovery on insurance claims	206	5,266
Interest expense	(40,924)	(41,558)
Derivative loss	(2,011)	—
Lawsuit settlement	94	—
Provision for income and other corporate taxes, net	(1,490)	(1,730)
Minority interest	(1,079)	241
Income from unconsolidated real estate joint ventures	6,239	9,926

Income from Continuing Operations	$29,330	$35,314

The following is a reconciliation of internal assets to consolidated total assets.

March 31, 2004
Internal assets	$5,055,471
Less: Pro rata real estate joint venture assets	(489,376)
Add: Investment in unconsolidated real estate joint ventures	253,212

Total Assets	$4,819,307

Notes to the Financial Statements $ in thousands, except share and per share amounts

11.	RELATED PARTY TRANSACTIONS

On October 9, 2003, 4172352 Canada, Inc., an affiliate of Trizec Canada, Inc., contributed approximately $4,000 to the Corporation in exchange for preferred membership units in an entity that held a 91.5% interest in an entity that owned the Hollywood & Highland Hotel. The holders of the preferred membership units were entitled to an initial dividend of 8% per annum, increasing to 12% per annum, as well as any unrecovered capital contribution at the time of liquidation. On February 27, 2004, the Corporation sold the Hollywood & Highland Hotel. The Corporation remitted approximately $4,624 to 4172352 Canada, Inc. in full satisfaction of any outstanding dividends and unrecovered capital contribution.

12.	SUBSEQUENT EVENTS

In April 2004, the Corporation elected to exercise the first of two one-year extensions on approximately $272,720 of its variable interest rate commercial mortgage pass-through certificates, thereby extending the maturity date of such commercial pass-through certificates to April 2005. In conjunction with such extension, the Corporation entered into an interest rate cap agreement expiring on April 15, 2005 that limits the underlying LIBOR interest rate on the commercial mortgage pass-through certificates to 8.93%.

On August 28, 2003, the Corporation sold its interest in a subordinated mortgage collateralized by Sears Tower in Chicago, Illinois to a third party for approximately $9,000. Subsequent to the sale, the Corporation continued to serve as property manager and leasing agent for Sears Tower until April 30, 2004. Effective on that date, the third party owner of Sears Tower sold its interest in Sears Tower and the Corporation was terminated as the property manager and leasing agent for Sears Tower.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In the remainder of this Form 10-Q, the terms “we,” “us,” “our,” “our company” and “Trizec” refer to Trizec Properties, Inc. and its consolidated subsidiaries.

     The following discussion should be read in conjunction with the information contained in the section entitled “Forward-Looking Statements” and the consolidated interim financial statements and the notes thereto that appear elsewhere in this Form 10-Q.

Overview

     We are one of the largest fully integrated and self-managed, publicly traded real estate investment trusts, or REITs, in the United States. We are principally engaged in owning and managing office properties in the United States. At March 31, 2004, we had total assets of approximately $4.8 billion and owned interests in 64 U.S. office properties containing approximately 42.5 million square feet, or approximately 39.5 million square feet based on our pro rata economic ownership interest in joint ventures. Our office properties are concentrated in seven core markets in the United States located in the following major metropolitan areas: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C.

     Effective January 1, 2001, we elected to be taxed as a REIT for U.S. federal income tax purposes. As a REIT, we generally are not subject to U.S. federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.

     During the three months ended March 31, 2004, the following key transactions were completed:

•	We sold 151 Front Street, a property located in Toronto, Ontario, for $58.9 million.

•	We sold the Hollywood & Highland, a retail/entertainment and hotel complex in Los Angeles, California, for $201.0 million in cash. This transaction completed our transformation to a REIT focused solely on office properties.

•	In January 2004, we refinanced a $120.0 million mortgage on the Ernst & Young Plaza in Los Angeles, California. The new 10-year term mortgage has a fixed rate of 5.07%. The financing proceeds were used to repay the existing $120.0 million variable rate mortgage that had a maturity date of June 2004.

•	In February 2004, we repaid a $133.5 million mortgage on the Galleria Towers office complex in Dallas, Texas. The mortgage had a fixed rate of 6.79% and a maturity date of May 2004. The property is now unencumbered.

•	We entered into a lease agreement with Nextel Communications Inc. for One Reston Crescent, a 184,900 square foot office building located in Reston, Virginia, for 10 years starting in February 2004.

Critical Accounting Policies

     Refer to our Form 10-K for the year ended December 31, 2003 for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of real estate assets and investments, investments in unconsolidated joint ventures, fair value of financial instruments, internal leasing costs and tax liabilities. During the three months ended March 31, 2004, there were no changes to these policies.

Results of Operations

     The following discussion is based on our consolidated financial statements for the three months ended March 31, 2004 and 2003.

     The macroeconomic conditions that negatively affected employment levels for office workers, which, in turn, affected the demand for office space, have not significantly changed since the end of 2003. This decline in the demand for office space makes it unlikely that occupancy rates will increase during the remainder of the year, and, additionally, may put downward pressure on market rents. Our focus for the remainder of the year will be to renew or release expiring space. The table below reflects the occupancy rates at March 31, 2004 compared to December 31, 2003 and shows the percentage of the square feet, based on our pro rata economic ownership interest in joint ventures, that will expire during the remainder of the year for our total U.S. office portfolio.

	Occupancy Rates		Percentage of space
			expiring in the
	March 31, 2004	December 31, 2003	remainder of 2004
Core Markets
Atlanta	85.6%	85.8%	8.0%
Chicago	96.1%	95.1%	8.5%
Dallas	80.5%	80.7%	3.7%
Houston	82.3%	84.9%	12.0%
Los Angeles	82.4%	84.8%	6.5%
New York	96.5%	97.3%	10.5%
Washington, D.C.	90.6%	87.1%	6.5%

	87.6%	88.0%	8.3%

Secondary Markets Charlotte	93.7%	98.2%	1.1%
Pittsburgh	78.7%	79.1%	7.6%
St. Louis	83.8%	85.0%	5.4%
Other	72.3%	74.2%	6.6%

	79.1%	81.0%	5.6%

Total	85.9%	86.6%	7.7%

     For our total portfolio of 64 U.S. office properties for the three months ended March 31, 2004, we leased approximately 2.0 million square feet (1.9 million square feet based on our pro rata economic ownership interest in joint ventures. Average occupancy decreased to 86.5% compared to 87.8% for the three months ended March 31, 2003 based on our pro rata economic ownership interest in joint ventures. We experienced a $1.35 per square foot decrease ($1.32 per square foot decrease based on our pro rata economic ownership interest in joint ventures) in gross rental rates on new and renewal leasing, reflecting the impact of space rolling over at properties.

     In an environment of stagnant economic conditions, it is normal to experience increased rental delinquencies and tenant failures. We monitor the financial strength of our key tenants and, therefore, their ability to pay rent and the likelihood that they will continue to pay rent, through a watch list process applied at the local, regional and corporate property management levels. This monitoring process is designed to help us identify significant credit risks. At the end of March 2004, we were closely monitoring tenants with leases representing approximately 2.6% of the leaseable area of our U.S. office portfolio and approximately 2.4% of our annual gross rent for the U.S. office portfolio.

     The table that follows is a summary of our disposition activity from January 1, 2003 to March 31, 2004 and reflects our total portfolio at March 31, 2004. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint ventures or managed properties.

	Office			Retail
		Total	Pro rata		Total	Pro rata
Properties as of:	Properties	Sq. Ft.	Owned Sq. Ft.	Properties	Sq. Ft.	Owned Sq. Ft.
	(in thousands)			(in thousands)
January 1, 2003	73	48,884	42,276	4	2,285	2,076
Dispositions	(8)	(6,357)	(2,472)	(2)	(1,010)	(855)
Re-measurements	—	232	24	—	(30)	(30)

December 31, 2003	65	42,759	39,828	2	1,245	1,191
Dispositions	(1)	(272)	(272)	(2)	(1,245)	(1,191)
Re-measurements	—	(10)	(10)	—	—	—

March 31, 2004	64	42,477	39,546	—	—	—

     In the financial information that follows, property revenues include rental revenue, recoveries from tenants, parking and other income. Property operating expenses include costs that are recoverable from our tenants (including but not limited to real estate taxes, utilities, insurance, repairs and maintenance and cleaning) and other non-recoverable property-related expenses and exclude depreciation and amortization expense.

     Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the three months ended
	March 31		Increase/	%
	2004	2003	(Decrease)	Change
	(dollars in thousands)
Revenues
Office	$200,384	$205,784	$(5,400)	2.6%
Retail	—	428	(428)	—

Total Revenues	200,384	206,212	(5,828)	2.8%

Expenses
Office	90,246	91,962	(1,716)	1.9%
Retail	—	624	(624)	—
General and administrative, exclusive of stock option grant expense	4,075	10,067	(5,992)	59.5%
Depreciation and amortization	42,151	41,141	1,010	2.5%
Stock option grant expense	202	222	(20)	9.0%

Total Expenses	136,674	144,016	(7,342)	5.1%

Operating Income	63,710	62,196	1,514	2.4%

Other Income (Expense)
Interest and other income	999	1,230	(231)	18.8%
Foreign currency exchange gain	3,340	—	3,340	—
Gain (Loss) on early debt retirement	246	(257)	503	195.7%
Recovery on insurance claims	206	5,266	(5,060)	96.1%
Interest expense	(40,924)	(41,558)	634	1.5%
Derivative loss	(2,011)	—	(2,011)	—
Lawsuit settlement	94	—	94	—

Total Other Expense	(38,050)	(35,319)	(2,731)	7.7%

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate	25,660	26,877	(1,217)	4.5%
Provision for income and other corporate taxes, net	(1,490)	(1,730)	240	13.9%
Minority interest	(1,079)	241	(1,320)	547.7%
Income from unconsolidated real estate joint ventures	6,239	9,926	(3,687)	37.1%

Income from Continuing Operations	29,330	35,314	(5,984)	16.9%
Discontinued Operations
Income from discontinued operations	8,110	3,631	4,479	123.4%
Gain on disposition of discontinued real estate	32,396	8,526	23,870	280.0%

Income Before Gain on Disposition of Real Estate	69,836	47,471	22,365	47.1%
Gain on disposition of real estate, net	14,771	11,351	3,420	30.1%

Net Income	84,607	58,822	25,785	43.8%

Special voting and Class F convertible stockholders’ dividends	(1,304)	(783)	(521)	66.5%

Net Income Available to Common Stockholders	$83,303	$58,039	$25,264	43.5%

Straight-Line Revenue	$6,035	$7,571	$(1,536)	20.3%

Lease Termination Fees	$1,502	$2,189	$(687)	31.4%

     Property Revenues

     Office property revenues decreased by approximately $5.4 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Office property revenues decreased by approximately $4.2 million primarily due to a decrease in average occupancy, a decrease in average rental rates and an increase in rent abatements for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Office property revenues decreased by approximately $1.7 million due to the sale of 151 Front Street in Toronto, Ontario in the first quarter of 2004. In addition, office property revenues decreased by approximately $0.7 million due to a decrease in termination fee income. This decrease was partially offset by an increase of approximately $1.2 million in management fee income for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

     Lease termination fees are an element of ongoing real estate ownership. Included in the office property revenue analysis above, for the three months ended March 31, 2004, we recorded approximately $1.5 million of termination fees for our office portfolio compared to approximately $2.2 million for the three months ended March 31, 2003.

     Retail property revenues decreased by approximately $0.4 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to the sale of Paseo Colorado in Pasadena, California in the first quarter of 2003.

     Property Operating Expenses

     Office property operating expenses decreased by approximately $1.7 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Office property operating expenses decreased by approximately $2.1 million due to a decrease in insurance expense for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The sale of 151 Front Street in Toronto, Ontario in the first quarter of 2004 resulted in a decrease of office property operating expenses of approximately $0.9 million. In addition, there was a decrease in property tax expense of approximately $1.2 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to a property tax settlement for a property located in Dallas, Texas. These decreases were partially offset by an increase of approximately $1.0 million due to an increase in utilities expense, approximately $0.6 million due to an increase in bad debt expense, and approximately $0.9 million due to an increase in other recoverable and non-recoverable expenses for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

     Excluding the impact of lease termination fees on revenues, our office portfolio gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to 54.6% for the three months ended March 31, 2004 from 54.8% for the three months ended March 31, 2003, reflecting our lower average occupancy and average rental rates.

     Retail property operating expenses decreased by approximately $0.6 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to the sale of Paseo Colorado in Pasadena, California during the first quarter of 2003.

     General and Administrative Expense, Exclusive of Stock Option Grant Expense

     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

     General and administrative expense decreased by approximately $6.0 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease is due primarily to separation costs incurred and professional fees paid in connection with the corporate reorganization during the three months ended March 31, 2003. In addition, there was a decrease in bonus accruals during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

     Depreciation and Amortization

     Depreciation expense increased by approximately $1.0 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. An increase in tenant improvements and other capital expenditures resulted in an increase in depreciation expense of approximately $2.2 million during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was partially offset by less accelerated depreciation of tenant improvements resulting from the early termination of leases during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

     Stock Option Grant Expense

     Stock option grant expense remained relatively unchanged for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Stock option grant expense is comprised of the amortization of the intrinsic value, at the date of grant, of stock options granted upon the completion of the corporate reorganization, and stock option expense related to the adoption of SFAS No. 123 for stock options issued in 2003. For stock options granted in 2003, this non-cash cost incurred relates to the fair value of the stock options at the date of grant.

     Interest and Other Income

     Interest and other income decreased by approximately $0.2 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This decrease is due primarily to a decrease in interest rates for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

     Foreign Currency Exchange Gain

     During the three months ended March 31, 2004, we sold 151 Front Street in Toronto, Ontario, recognizing a foreign currency exchange gain of approximately $3.3 million.

     Gain (Loss) on Early Debt Retirement

     During the three months ended March 31, 2004, we recorded an aggregate gain on early debt retirement of approximately $0.2 million. We recorded a gain on early debt retirement of approximately $0.9 million related to the sale of the Hollywood & Highland Hotel comprised primarily of the forgiveness of debt of approximately $1.2 million, partially offset by the write-off of unamortized deferred financing costs. This gain on early debt retirement is partially offset by the write-off of unamortized deferred financing costs as a result of the repayment of secured mortgages coinciding with the sale of the underlying properties, as well as the write-off of unamortized deferred financing costs due to the refinancing of a $120.0 million mortgage loan.

     During the three months ended March 31, 2003, we recorded an aggregate loss on early debt retirement of approximately $0.3 million comprised partially of the write-off of unamortized deferred financing costs as a result of the repayment of secured mortgages coinciding with the sale of the underlying properties.

     Recovery on Insurance Claims

     During the three months ended March 31, 2004, we received approximately $0.2 million in insurance proceeds related to window replacements at 550 West Washington in Chicago that were damaged in 2003.

     During the three months ended March 31, 2003, we received approximately $5.3 million in insurance proceeds related to a chiller we replaced at One New York Plaza in New York that was damaged in 2001.

     Interest Expense

     Interest expense decreased by approximately $0.6 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Lower average debt balances outstanding due to regular principal amortization and lump sum repayments decreased interest expense by approximately $2.9 million. The impact of property dispositions decreased interest expense by approximately $0.4 million. These decreases were partially offset by an increase in interest expense of approximately $2.7 million due to an increase in average interest rates for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

     Derivative Loss

     During the three months ended March 31, 2004, we recorded a derivative loss of approximately $2.0 million in connection with the ineffective portion of certain interest rate swap agreements that were used to hedge variable rate debt that has been paid off and retired.

     Provision for Income and Other Corporate Taxes, Net

     Income and other taxes, which includes franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations, remained relatively unchanged for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

     Minority Interest

     Minority interest income decreased by approximately $1.3 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Approximately $0.7 million of this decrease is due to an increase in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units. In addition, approximately $0.6 million of this decrease is related to preferred returns to the minority interest partner upon the sale of the Hollywood & Highland Hotel in Los Angeles, California during the first quarter of 2004.

     Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures decreased by approximately $3.7 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Approximately $6.6 million of the decrease is due to the recognition of a gain on sale, and gain on early debt retirement of the New Center One property in Detroit, Michigan, during the three months ended March 31, 2003. This decrease was partially offset by an increase in net income in our joint ventures of approximately $2.9 million primarily due to the consolidation of the Hollywood & Highland Hotel in Los Angeles, California at December 31, 2003, which had a net loss for the three months ended March 31, 2003.

     Discontinued Operations

     Income from properties classified as discontinued operations increased by approximately $4.5 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to an increase in the recognition of termination fee income for Hollywood & Highland Retail in Los Angeles, California as a result of the disposition of the Hollywood & Highland Complex.

     During the three months ended March 31, 2004, we recognized a gain on disposition of discontinued real estate of approximately $32.4 million due to the sale of the Hollywood & Highland Complex.

     During the three months ended March 31, 2003, we recognized a gain on disposition of discontinued real estate of approximately $9.4 million due to the sale of Rosslyn Gateway in Arlington, Virginia. This gain on disposition of discontinued real estate was partially offset by a loss on the sale of Goddard Corporate Park in Lanham, Maryland of approximately $0.9 million.

     Gain on Disposition of Real Estate, Net

     During the three months ended March 31, 2004, we recognized a gain on disposition of real estate, net of the related tax effect, of approximately $14.8 million due to the sale of 151 Front Street in Toronto, Ontario which was subject to the transition rules of SFAS No. 144.

     During the three months ended March 31, 2003, we recognized a gain on disposition of real estate of approximately $13.6 million due to the sale of Paseo Colorado in Pasadena, California which was subject to the transition rules of SFAS No. 144.

Liquidity and Capital Resources

     Our objective is to ensure, in advance, that there are ample resources to fund ongoing operating expenses, capital expenditures, debt service requirements and the distributions required to maintain our REIT status.

     We expect to meet our liquidity requirements over the next twelve months for scheduled debt maturities, normal recurring expenses, operational tax obligations, settlement of pre-REIT tax issues and distributions required to maintain our REIT status through cash flows from operations, the refinancing of mortgage debt and our current cash and credit availability. Our net cash flow from operations is dependent upon the occupancy level of our properties, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from operations.

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

     We have a $350 million senior secured revolving credit facility which matures in December 2004. The amount available to be borrowed under the credit facility at any time is determined by the encumbered properties we, or our subsidiaries that guarantee the credit facility, own that satisfy certain conditions of eligibility. These conditions are not uncommon for credit facilities of this nature. During the remainder of 2004, the amount available to be borrowed under the credit facility will likely fluctuate. The capacity under the credit facility may decrease as we sell or place permanent debt on assets currently supporting the credit facility. In addition, the capacity under the credit facility may decrease if assets no longer meet certain eligibility requirements. Likewise, the capacity under the credit facility may increase as certain assets become encumbered by the credit facility or otherwise meet the eligibility requirements of the credit facility. As of March 31, 2004, the amount available to be borrowed under the credit facility was approximately $124.3 million, of which, approximately $34.0 million was drawn and outstanding. During the remainder of 2004, we expect the outstanding balance under the credit facility to fluctuate. The balance under the credit facility will likely also increase from time to time as we use funds from the credit facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. The balance under the credit facility will also likely be reduced as a result of proceeds generated from asset sales, secured borrowings, operating cash flow and other sources of liquidity.

     Under our credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restrictions on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants include the requirement for our total leverage ratio not exceed 65%; the requirement that our interest coverage ratio be greater than 2.0 times; and the requirement that our net worth be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the credit facility). If we are in default in respect of our obligations under the credit facility, dividends will be limited to the amount necessary to maintain REIT status. At March 31, 2004, we were in compliance with these covenants.

     We also have available, as of May 5, 2004, an effective shelf-registration statement under which we may effect future offerings of up to an aggregate of $500.0 million of common stock and warrants exercisable for common stock. However, our ability to raise funds through sales of common stock and common stock warrants is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our stock. The proceeds from the sale of shares of common stock or common stock warrants, if any, would be used for general corporate purposes, which may include, among other things, the acquisition of additional properties or the repayment of outstanding indebtedness.

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

Contractual Obligations

     In conjunction with the sale of the Hollywood & Highland Complex and 151 Front Street in Toronto, Ontario in the first quarter of 2004, we are no longer liable for future mortgage obligations and other loans of approximately $269.8 million, capital lease obligations of approximately $10.9 million, ground lease obligations of approximately $26.3 million, operating lease obligations of approximately $24.0 million and purchase obligations of approximately $15.2 million, all of which were previously disclosed in the contractual obligations table in our Annual Report on Form 10-K for the year ended December 31, 2003.

Cash Flow Activity

     At March 31, 2004, we had approximately $30.6 million in cash and cash equivalents as compared to approximately $129.3 million at December 31, 2003. The decreases in cash for the three months ended March 31, 2004 and 2003 are a result of the following cash flows:

	For the three months ended
	March 31
	2004	2003
	(dollars in thousands)
Cash provided by (used in) operating activities	$70,937	$(9)
Cash provided by investing activities	203,023	122,691
Cash used in financing activities	(372,611)	(141,640)

	$(98,651)	$(18,958)

Operating Activities

     Cash provided by operating activities for the three months ended March 31, 2004 was approximately $70.9 million. Included with normal operating activities is approximately $21.8 million of gross proceeds from the sale of an office property located in Los Angeles, California during the fourth quarter of 2003. These sale proceeds were intended to be disbursed as we exchanged into properties under Section 1031 of the Code; however, we did not make such election.

     Cash used in operating activities for the three months ended March 31, 2003 was approximately $0.01 million. Included with normal operating activities, we funded $16.0 million into escrows and restricted cash accounts of which approximately $10.3 million related to the interest rate swaps we had in place at March 31, 2003. Additionally, we also paid approximately $49.5 million related to pre-REIT tax matters.

Investing Activities

     Net cash used in investing activities reflects the ongoing impact of expenditures on tenant installation costs, capital expenditures, investments in and distributions from unconsolidated real estate joint ventures, and the impact of acquisitions and dispositions. During the three months ended March 31, 2004, approximately $203.0 million of cash was generated in our investing activities compared to approximately $122.7 million of cash generated in our investing activities during the three months ended March 31, 2003, which are described below.

     Tenant Installation Costs

     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. As noted above, overall market conditions for the three months ended March 31, 2004 continue to reflect an increase in vacancies over the same period in the prior year. This increase, combined with sublet space inventory in our major markets, has increased the downward pressure on rental rates and the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio that we owned at March 31, 2004 and for the total office portfolio we owned at March 31, 2003, including our share of such costs incurred by non-consolidated joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents leasing activity based on our pro rata economic ownership interest in joint ventures.

	For the three months ended
	March 31
	2004	2003
	(in thousands)
Square feet leased
- new leasing	767	422
- renewal leasing	1,160	720
Total square feet leased	1,927	1,142
Tenant installation costs	$35,436	$12,242

     Capital Expenditures

     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the three months ended March 31, 2004 and 2003, capital expenditures for the total office portfolio, including our share of such expenditures incurred by non-consolidated joint ventures, was approximately $2.0 million and approximately $2.6 million, respectively. Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as asbestos abatement or removal costs, any major mechanical attribute or system replacement, and any redevelopment or reconstruction costs directly attributable to extending or preserving the useful life of the base building. Furthermore, as part of our office acquisitions, we have routinely acquired and repositioned properties in their respective markets, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration at the time of acquisition when negotiating our purchase price.

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

	For the three months ended March 31
	2004	2003
	(dollars in thousands)
Tenant installation costs, including leasing costs for the owned office portfolio	$35,436	$12,242
Tenant installation costs, including leasing costs for properties disposed of during the period	—	1,076
Capital expenditures	1,971	2,626
Pro rata joint venture activity	(983)	(706)
Timing differences	(8,518)	13,761
Retail activity	150	3,261

Total of tenant improvements and capital expenditures and tenant leasing costs per consolidated statements of cash flows	$28,056	$32,260

     Dispositions

     During the three months ended March 31, 2004, we sold one office property and two retail properties generating net proceeds of approximately $257.0 million, or approximately $18.6 million after debt repayment. During the three months ended March 31, 2003, we sold two office properties and a retail property generating aggregate proceeds of approximately $157.6 million, or $74.1 million after debt repayment.

     Unconsolidated Real Estate Joint Ventures

     During the three months ended March 31, 2004, we made contributions and advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $20.1 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $4.5 million which is included in cash provided by operating activities. During the three months ended March 31, 2003, we made contributions and advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $1.8 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $8.4 million.

     In March 2004, 1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig, L.L.C. paid off and retired a mortgage loan with a principal balance of approximately $39.8 million that bore interest at a rate of LIBOR plus 3.5%. We loaned our joint venture partner approximately $20.0 million in conjunction with the debt retirement. The loan to our joint venture partner bears interest at a rate of LIBOR plus 2.75%, is payable in full on the earlier of March 18, 2005 or the refinancing of the joint venture’s existing mortgage and is collateralized by our joint venture partner’s interest in the joint venture. The loan receivable due from our joint venture partner is included in other receivables.

Financing Activities

     During the three months ended March 31, 2004, we used approximately $372.6 million in our financing activities, due primarily to approximately $260.5 million of principal repayments on mortgage debt and approximately $238.3 million of mortgage debt and other loans repaid upon property dispositions. Additionally, we incurred and paid approximately $3.8 million in settlement of forward rate contracts. We also paid approximately $31.6 million in dividends to our stockholders. These uses were partially offset by net proceeds from mortgage debt refinancings, net draws on our line of credit and proceeds from the issuance of common stock.

     During the three months ended March 31, 2003, we used approximately $141.6 million in our financing activities, which primarily consisted of an approximate $65.0 million net pay-down of our revolving credit facility and repayment of approximately $83.5 million of mortgage debt and other loans that were repaid on property dispositions. This was only partially offset by an increase in property financing of approximately $7.0 million, net of principal repayments.

     Mortgage Debt and Other Loans

     At March 31, 2004, our consolidated debt was approximately $2.5 billion. The weighted average interest rate on our debt was approximately 5.96% and the weighted average maturity was approximately 4.38 years. The table that follows summarizes the mortgage and other loan debt at March 31, 2004 and December 31, 2003:

Debt Summary

	March 31	December 31
	2004	2003
	(dollars in thousands)
Balance:
Fixed rate	$2,479,701	$2,608,877
Variable rate subject to interest rate caps	—	120,000
Variable rate	109	138,098

Total	$2,479,810	$2,866,975

Collateralized property	$2,460,548	$2,806,233
Other loans	19,262	60,742

Total	$2,479,810	$2,866,975

Percent of total debt:
Fixed rate	100.0%	91.0%
Variable rate subject to interest rate caps	—	4.2%
Variable rate	—	4.8%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	5.96%	5.95%
Variable rate subject to interest rate caps	—	3.91%
Variable rate	4.00%	4.20%

Total	5.96%	5.78%

Leverage ratio:
Debt to debt plus book equity	55.1%	59.2%

     Credit Facility

     At March 31, 2004 the amount eligible to be borrowed under our credit facility was approximately $123.4 million, of which approximately $34.0 million was drawn and outstanding. At December 31, 2003 the amount eligible to be borrowed under our credit facility was approximately $217.0 million, none of which was drawn and outstanding.

     Refinancing and Early Debt Retirement

     In January 2004, we refinanced the $120.0 million mortgage loan on Ernst & Young Plaza in Los Angeles, California, which bore a variable interest rate of LIBOR plus 2.75% and was scheduled to mature in June 2004, with a $120.0 million mortgage loan bearing a fixed interest rate of 5.07% and scheduled to mature in February 2014. In December 2003, we entered into forward rate swap agreements to lock in a maximum effective interest rate on the refinanced mortgage loan. The forward rate swap agreements were entered into at current market rates and, therefore, had no initial cost. Upon closing of the refinanced mortgage loan, we paid approximately $3.8 million in settlement of the forward rate swap agreements, which has been recorded in other comprehensive income. The approximately $3.8 million paid on settlement will be amortized to interest expense over the life of the mortgage loan. In addition, we recorded a loss on early debt retirement of approximately $0.3 million, comprised primarily of the write-off of unamortized deferred financing costs.

     In February 2004, we paid off and retired the mortgage loan on Galleria Towers in Dallas, Texas. The mortgage loan had a principal balance of approximately $133.5 million, bore interest at 6.79% and was scheduled to mature in May 2004. In conjunction with the pay off and retirement of the mortgage loan, we recorded a loss on early debt retirement of approximately $0.04 million comprised primarily of the write-off of unamortized deferred financing costs.

     In conjunction with the sale of real estate during the three months ended March 31, 2004, we paid off approximately $238.3 million of mortgage debt, resulting in a gain on early debt retirement of approximately $0.6 million comprised primarily of the forgiveness of debt, partially offset by the write-off of unamortized deferred financing costs.

     Hedging Activities

     At March 31, 2004 and December 31, 2003, we had outstanding interest rate swap contracts in the notional amount of $150.0 million, bearing a weighted average interest rate of 6.02% and maturing on March 15, 2008. In addition, at March 31, 2004 and December 31, 2003, we had outstanding interest rate swap contracts in the notional amount of $500.0 million, bearing a weighted average interest rate of 2.61% plus various spreads and maturing between July 1, 2005 and January 1, 2006. At March 31, 2004 and December 31, 2003, such interest rate swap agreements had fixed the interest rate on $586.9 million and $650.0 million of variable rate debt, respectively. Due to the pay off and retirement of certain amounts of variable rate debt during the three months ended March 31, 2004, we had interest rate swap contracts outstanding exceeding our unhedged variable rate debt in the notional amount of $63.1 million at March 31, 2004. For the three months ended March 31, 2004, we recorded through earnings derivative losses of approximately $2.0 million which represented the total ineffectiveness of certain interest rate swap agreements that were used to hedge variable rate debt that has been paid off and retired. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. At March 31, 2004 and December 31, 2003, the debt subject to interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $24.8 million and $20.3 million at March 31, 2004 and December 31, 2003, respectively.

     We have entered into interest rate cap contracts expiring in June 2004 on $120.0 million of variable rate debt, which limit the underlying LIBOR interest rate to 6.5%. At March 31, 2004, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above, we have entered into an interest rate cap contract expiring in April 2004 on approximately $584.7 million of variable rate debt, which limits the underlying LIBOR rate to 11.01%. At March 31, 2004, the fair value of this interest rate cap contract was nominal.

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of stockholders’ equity. The decrease in our leverage ratio from December 31, 2003 to March 31, 2004 was primarily attributable to the pay-down of existing debt upon the sale of non-core properties.

     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

     Unconsolidated Joint Venture Mortgage Debt

     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method. At March 31, 2004, our pro rata share of this debt amounted to approximately $212.0 million in the aggregate (approximately $232.7 million in the aggregate at December 31, 2003).

     Liability for Obligations of Partners

     We were contingently liable for certain obligations related to the Hollywood & Highland Hotel, one of our consolidated real estate joint ventures. At December 31, 2003, we had guaranteed or were otherwise contingently liable for an approximately $74.0 million mortgage loan that was scheduled to mature in April 2005. All of the assets of the Hollywood & Highland Hotel were available for the purpose of satisfying this obligation. On February 27, 2004, we sold the Hollywood & Highland Complex and, thus, are no longer contingently liable for obligations related to the Hollywood & Highland Hotel.

     Principal Repayments

     The table below segregates debt repayments between loans collateralized by our office and retail properties and our other loans.

	Total Debt
	Office	Other	Total
	(dollars in thousands)
Principal repayments due in:
Balance of 2004	$191,205	$809	$192,014
2005	71,879	919	72,798
2006	700,386	627	701,013
2007	94,036	513	94,549
2008	673,648	518	674,166
Subsequent to 2008	729,394	15,876	745,270

Total	$2,460,548	$19,262	$2,479,810

Weighted average interest rate at March 31, 2004	5.96%	5.89%	5.96%

Weighted average term to maturity	3.88	6.75	4.38

Percentage of fixed rate debt including variable rate debt subject to interest rate caps and interest rate swap agreements	100%	99.4%	100%

Dividends

     On March 10, 2004, we declared a quarterly dividend of $0.20 per common share, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. The aggregate amount of dividends paid on April 15, 2003 totaled approximately $30.5 million.

     On March 10, 2004, we declared an aggregate dividend of approximately $0.005 million for the Class F convertible stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004, and accrued an additional $0.001 million dividend for the Class F convertible stock.

     On March 10, 2004, we declared an aggregate dividend of approximately $0.6 million for the special voting stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004, and accrued an additional $0.7 million dividend for the special voting stock.

Market Risk — Quantitative and Qualitative Information

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At March 31, 2004, all of our outstanding debt, other than approximately 0.01% or approximately $0.1 million of our outstanding debt, had fixed interest rates (including variable rate debt subject to interest rate caps and interest rate swap agreements), which minimizes the interest rate risk until the maturity of such outstanding debt.

     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At March 31, 2004, we had hedge contracts totaling $650.0 million. Hedge contracts totaling $150.0 million convert variable rate debt at LIBOR plus various spreads to a fixed rate of 6.02% and mature on March 15, 2008. Hedge contracts agreements totaling $500.0 million convert variable rate debt at LIBOR plus various spreads to a fixed rate of 2.61% plus various spreads and mature between July 1, 2005 and January 1, 2006. At March 31, 2004, such hedge contracts fixed the interest rate on approximately $586.9 million of our variable rate debt. Due to the pay off and retirement of certain amounts of variable rate debt during the three months ended March 31, 2004, we had hedge contracts outstanding exceeding our unhedged variable rate debt in the notional amount of approximately $63.1 million at March 31, 2004. For the three months ended March 31, 2004, we recorded through earnings a derivative loss of approximately $2.0 million which represented the total ineffectiveness of certain hedge contracts that were used to hedge variable rate debt that has been paid off and retired. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense in unhedged variable rate debt, which, in turn, could affect cash flows and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

     At March 31 2004, our total outstanding debt was approximately $2.5 billion, of which approximately $0.1 million was variable rate debt after the impact of the hedge agreements. At March 31, 2004, the average interest rate on variable rate debt was approximately 4.0%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 40 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by a nominal amount. If market rates of interest increased by 10%, the fair value of the total debt outstanding would decrease by approximately $41.5 million.

     Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10% (or approximately 40 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by a nominal amount. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $42.3 million.

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

Related Party Transactions

     On October 9, 2003, 4172352 Canada, Inc., an affiliate of Trizec Canada, Inc., contributed approximately $4.0 million to us in exchange for preferred membership units in an entity that held a 91.5% interest in an entity that owned the Hollywood & Highland Hotel. The holders of the preferred membership units were entitled to an initial dividend of 8% per annum, increasing to 12% per annum, as well as any unrecovered capital contribution at the time of liquidation. On February 27, 2004, we sold the Hollywood & Highland Hotel. We remitted approximately $4.6 million to 4172352 Canada, Inc. in full satisfaction of any outstanding dividends and unrecovered capital contribution.

Subsequent Events

     In April 2004, we elected to exercise the first of two one-year extensions on approximately $272.7 million of our variable interest rate commercial mortgage pass-through certificates, thereby extending the maturity date of such commercial pass-through certificates to April 2005. In conjunction with such extension, we entered into an interest rate cap agreement expiring on April 15, 2005 that limits the underlying LIBOR interest rate on the commercial mortgage pass-through certificates to 8.93%.

On August 28, 2003, we sold our interest in a subordinated mortgage collateralized by Sears Tower in Chicago, Illinois to a third party for approximately $9.0 million. Subsequent to the sale, we continued to serve as property manager and leasing agent for Sears Tower until April 30, 2004. Effective on that date, the third party owner of Sears Tower sold its interest in Sears Tower and we were terminated as the property manager and leasing agent for Sears Tower.

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

Environmental Matters

     We believe, based on our internal reviews and other factors, that the future costs relating to environmental remediation and compliance will not have a material adverse effect on our financial position, results of operations or liquidity. For a discussion of environmental matters, see “Item 1. Business - Environmental Matters” and “Item 1. Business — Risk Factors — Environmental problems at our properties are possible and may be costly” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Inflation

     Substantially all of our leases provide for separate property tax and operating expense escalations to tenants over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases to all of these expenses may be at least partially offset by these contractual rent increases.

Funds from Operations

     Funds from operations is a non-GAAP financial measure. Funds from operations is defined by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, as net income, computed in accordance with accounting principles generally accepted in the United States, or GAAP, excluding gains or losses from sales of properties and cumulative effect of a change in accounting principle, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Effective as of the fourth quarter of 2003, we adopted the NAREIT calculation of funds from operations. Prior to our adoption of the NAREIT methodology for calculating funds from operations, we historically excluded certain items in calculating funds from operations, such as gain on lawsuit settlement, gain on early debt retirement, minority interest, recovery on insurance claims, effects of provision for loss on real estate and loss on and provision for loss on investments, net of the tax benefit, that are required to be factored into the calculation of funds from operations under the NAREIT methodology. We have revised our current and historical calculation of funds from operations in accordance with the NAREIT calculation in the table set forth below. Therefore, prior period amounts also reflect the revised guidance.

     We believe that funds from operations is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, funds from operations can facilitate comparisons of operating performance between periods and between other equity REITS. Investors should review funds from operations, along with GAAP net income and cash flows from operating activities, investing activities and financing activities, when trying to understand an equity REIT’s operating performance. As discussed above, we compute funds from operations in accordance with current standards established by NAREIT, which may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. While funds from operations is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flows from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

     The following table reflects our calculation of funds from operations for the three months ended March 31, 2004 and 2003:

	For the three months ended
	March 31
	2004	2003
	(dollars in thousands)
Net income available to common stockholders	$83,303	$58,039
Add/(deduct):
Gain on disposition of real estate	(14,771)	(11,351)
Gain on disposition of discontinued real estate, net	(32,396)	(8,526)
Gain on disposition of real estate from unconsolidated real estate joint ventures	—	(230)
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	46,593	50,484

Funds from operations available to common stockholders	$82,729	$88,416

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information about quantitative and qualitative disclosure about market risk is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Market Risk - Quantitative and Qualitative Information.”

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for our company. Our chief executive officer and chief financial officer, after evaluating (under the supervision, and with the participation of, our management) the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

     We did not sell any securities in the three months ended March 31, 2004 that were not registered under the Securities Act of 1933, as amended.

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

     During the period from May 8, 2002 to March 31, 2004, 1,172,737 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.

     During the period from May 8, 2002 to March 31, 2004, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were approximately $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.

     None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
10.1*	Amendment, dated May 4, 2004, to Trizec Properties, Inc. Deferred Compensation Plan
10.2*	Trizec Properties, Inc. Non-Employee Directors Deferred Compensation Plan
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32*	Section 1350 Certifications

     *Filed or furnished, as applicable.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIZEC PROPERTIES, INC.
Date: May 7, 2004	By:	/s/ Michael C. Colleran
Michael C. Colleran
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amendment, dated May 4, 2004, to Trizec Properties, Inc. Deferred Compensation Plan
10.2*	Trizec Properties, Inc. Non-Employee Directors Deferred Compensation Plan
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32*	Section 1350 Certifications

     *Filed or furnished, as applicable.