Form 10-Q
period 2004-06-30
TRIZEC PROPERTIES INC
filed 2004-08-06
CIK 1161935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Yes   ☑     No  ☐

As of July 30, 2004, 151,777,504 shares of common stock, par value $0.01 per share, were issued and outstanding.

Forward-Looking Statements

This Form 10-Q, including the discussion in “Part I — Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include risks and uncertainties discussed in our Form 10-K for the year ended December 31, 2003, including, without limitation, the section entitled “Risk Factors,” and  in  our   Form 10-Q for the quarter ended March 31, 2004 filed with the U.S. Securities and Exchange Commission.

Trizec Properties, Inc.	Consolidated Balance Sheets (unaudited)

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

	June 30	December 31
$ in thousands, except per share amounts	2004	2003
Assets
Real estate	$4,396,295	$4,915,942
Less: accumulated depreciation	(662,241)	(642,627)

Real estate, net	3,734,054	4,273,315
Cash and cash equivalents	172,687	129,299
Escrows and restricted cash	149,348	72,862
Investment in unconsolidated real estate joint ventures	100,609	231,185
Office tenant receivables (net of allowance for doubtful accounts of $6,569 and $7,096 at June 30, 2004 and December 31, 2003, respectively)	6,592	9,887
Other receivables (net of allowance for doubtful accounts of $10,220 and $10,243 at June 30, 2004 and December 31, 2003, respectively)	22,207	18,687
Deferred rent receivables (net of allowance for doubtful accounts of $1,105 and $1,517 at June 30, 2004 and December 31, 2003, respectively)	143,098	148,847
Deferred charges, net	116,103	121,842
Prepaid expenses and other assets	105,665	120,805

Total Assets	$4,550,363	$5,126,729

Liabilities and Stockholders’ Equity

Liabilities
Mortgage debt and other loans	$2,402,823	$2,866,975
Trade, construction and tenant improvements payables	16,870	17,306
Accrued interest expense	9,864	9,092
Accrued operating expenses and property taxes	78,769	95,961
Other accrued liabilities	100,172	87,519
Dividends payable	32,402	31,567
Taxes payable	43,090	42,352

Total Liabilities	2,683,990	3,150,772

Commitments and Contingencies	—	—

Minority Interest	5,164	10,287

Redeemable Stock	200	200

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.01 par value, 151,784,184 and 151,058,491 issued at June 30, 2004 and December 31, 2003, respectively, and 151,755,770 and 151,040,480 outstanding at June 30, 2004 and December 31, 2003, respectively	1,518	1,510
Preferred stock, 50,000,000 shares authorized, $0.01 par value, none issued and outstanding	—	—
Additional paid in capital	2,204,016	2,193,728
Accumulated deficit	(323,238)	(207,395)
Treasury stock, at cost, 28,414 and 18,011 shares at June 30, 2004 and December 31, 2003, respectively	(380)	(237)
Unearned compensation	(1,004)	(1,267)
Accumulated other comprehensive loss	(19,903)	(20,869)

Total Stockholders’ Equity	1,861,009	1,965,470

Total Liabilities and Stockholders’ Equity	$4,550,363	$5,126,729

See accompanying notes to the financial statements

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
$ in thousands, except per share amounts	2004	2003	2004	2003

Revenues
Rentals	$139,035	$141,748	$278,535	$284,936
Recoveries from tenants	23,354	24,553	49,879	51,456
Parking and other	20,409	20,352	39,073	40,486
Fee income	3,255	2,838	6,402	4,792
Total Revenues	186,053	189,491	373,889	381,670

Expenses
Operating	60,005	63,921	122,505	127,541
Property taxes	21,018	22,339	42,289	44,952
General and administrative, exclusive of stock option grant expense	8,931	8,554	13,006	18,621
Depreciation and amortization	36,971	37,946	75,475	75,329
Stock option grant expense	122	312	324	534
Provision for loss on real estate	53,079	—	53,079	—
Provision for loss on investment	14,558	—	14,558	—

Total Expenses	194,684	133,072	321,236	266,977

Operating (Loss) Income	(8,631)	56,419	52,653	114,693

Other Income (Expense)
Interest and other income	1,685	928	2,667	2,141
Foreign currency exchange gain	—	—	3,340	—
(Loss) Gain on early debt retirement	(1,389)	3,620	(1,143)	3,363
Recovery on insurance claims	486	2,218	692	7,484
Interest expense	(38,456)	(40,629)	(77,822)	(80,503)
Derivative gain (loss)	513	—	(1,498)	—
Lawsuit settlement	—	—	94	—
Total Other Expense	(37,161)	(33,863)	(73,670)	(67,515)

(Loss) Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and (Loss) Gain on Disposition of Real Estate, Net	(45,792)	22,556	(21,017)	47,178
Provision for income and other corporate taxes, net	(1,542)	(1,176)	(3,032)	(2,906)
Minority interest	120	(777)	(959)	(536)
Income from unconsolidated real estate joint ventures	2,030	3,689	8,269	13,615

(Loss) Income from Continuing Operations	(45,184)	24,292	(16,739)	57,351
Discontinued Operations
Income from discontinued operations (net of provision for loss on discontinued real estate of $78,271 for the three and six months ended June 30, 2004 and $14,592 for the three and six months ended June 30, 2003)	(76,547)	(12,952)	(67,552)	(7,066)
(Loss) Gain on disposition of discontinued real estate, net	(2,788)	—	29,608	8,526

(Loss) Income Before (Loss) Gain on Disposition of Real Estate, Net	(124,519)	11,340	(54,683)	58,811
(Loss) Gain on disposition of real estate, net	(12,426)	—	2,345	11,351

Net (Loss) Income	(136,945)	11,340	(52,338)	70,162

Special voting and Class F convertible stockholders’ dividends	(1,217)	(630)	(2,521)	(1,413)

Net (Loss) Income Available to Common Stockholders	$(138,162)	$10,710	$(54,859)	$68,749

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited) (Continued)

	For the three months ended		For the six months ended
	June 30		June 30
$ in thousands, except per share amounts	2004	2003	2004	2003

Earnings per common share
(Loss) Income from Continuing Operations Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$(0.39)	$0.16	$(0.11)	$0.45
Diluted	$(0.39)	$0.16	$(0.11)	$0.45
Net (Loss) Income Available to Common
Stockholders per Weighted Average Common Share Outstanding:
Basic	$(0.91)	$0.07	$(0.36)	$0.46
Diluted	$(0.91)	$0.07	$(0.36)	$0.46
Weighted average shares outstanding
Basic	151,609,430	149,785,046	151,366,972	149,785,046
Diluted	151,609,430	150,289,382	151,366,972	149,979,535

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Comprehensive Income (unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
$ in thousands	2004	2003	2004	2003
Net (loss) income	$(136,945)	$11,340	$(52,338)	$70,162

Other comprehensive income (loss):
Unrealized gains on investments in securities:
Unrealized foreign currency exchange (losses) gains arising during the period	(107)	100	(129)	163
Unrealized foreign currency exchange (losses) gains on foreign operations	(14)	1,357	(240)	2,075
Realized foreign currency exchange gain on foreign operations	—	—	(3,340)	—
Unrealized derivative gains (losses):
Effective portion of interest rate contracts	15,196	(8,370)	12,468	(15,677)
Ineffective portion of interest rate contracts	(513)	—	1,498	—
Settlement of forward rate contracts	(5,616)	(3,437)	(9,291)	(3,437)

Total other comprehensive income (loss)	8,946	(10,350)	966	(16,876)

Net comprehensive (loss) income	$(127,999)	$990	$(51,372)	$53,286

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30
$ in thousands	2004	2003

Cash Flows from Operating Activities
Net (Loss) Income	$(52,338)	$70,162
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from unconsolidated real estate joint ventures	(8,269)	(13,615)
Distributions from unconsolidated real estate joint ventures	8,269	11,609
Depreciation and amortization expense (including discontinued operations)	83,975	92,782
Amortization of financing costs	3,932	4,548
Amortization of value of acquired operating leases to rental revenue	(220)	—
Provision for bad debt	2,274	6,105
Gain on disposition of real estate (including discontinued operations)	(31,953)	(19,877)
Provision for loss on real estate (including discontinued operations)	131,350	14,592
Provision for loss on investment	14,558	—
Foreign currency exchange gain	(3,340)	—
Derivative loss	1,498	—
Loss (Gain) on early debt retirement	1,143	(4,085)
Lawsuit settlement	(94)	—
Minority interest	959	536
Amortization of unearned compensation	1,103	1,547
Stock option grant expense	324	534
Changes in assets and liabilities:
Escrows and restricted cash	(73,985)	(7,685)
Office tenant receivables	1,382	2,169
Other receivables	(2,998)	(6,795)
Deferred rent receivables	(12,213)	(13,322)
Prepaid expenses and other assets	(4,320)	(6,563)
Accounts payable, accrued liabilities and other liabilities	(30,547)	(54,047)

Net cash provided by operating activities	30,490	78,595

Cash Flows from Investing Activities
Real estate:
Tenant improvements and capital expenditures	(43,291)	(48,824)
Tenant leasing costs	(17,785)	(8,953)
Dispositions	377,519	157,638
Development expenditures	—	(852)
Payment of minority interest	(5,123)	—
Escrows and restricted cash	(2,501)	—
Unconsolidated real estate joint ventures:
Investments	(29,570)	(20,277)
Distributions	218,887	—

Net cash provided by investing activities	498,136	78,732

Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	120,000	85,862
Principal repayments	(302,918)	(100,134)
Repaid on dispositions	(238,343)	(83,536)
Draws on credit line	230,500	135,900
Paydowns on credit line	(230,500)	(191,900)
Financing expenditures	(6,613)	(1,373)
Settlement of forward contracts	(3,767)	(3,437)
Issuance of common stock	9,073	—
Dividends	(62,670)	(30,788)

Net cash used in financing activities	(485,238)	(189,406)

Net Increase (Decrease) in Cash and Cash Equivalents	43,388	(32,079)

Cash and Cash Equivalents, beginning of period	129,299	62,253

Cash and Cash Equivalents, end of period	$172,687	$30,174

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited) (Continued)

	For the six months ended
	June 30
$ in thousands	2004	2003

Supplemental Cash Flow Disclosures:
Cash paid during the period for:
Interest, inclusive of interest capitalized	$77,229	$86,048

Taxes	$7,029	$53,274

Non-cash investing and financing activities:
Dividends payable on common stock, special voting stock and Class F convertible stock	$32,402	$30,702

Mortgage debt and other loans assumed by purchasers upon property dispositions	$41,106	$—

Forgiveness of debt upon property disposition	$1,237	$—

Forgiveness of debt upon conveyance of property	$—	$17,896

Non-cash issuance of restricted stock	$—	$3,788

Changes in accounts due to non-cash contribution into an unconsolidated real estate joint venture:

Investment in unconsolidated real estate joint ventures	$48,000

Real estate	$(48,000)

Changes in accounts due to basis differential adjustment in connection with non-cash contribution to an unconsolidated real estate joint venture:
Investment in unconsolidated real estate joint ventures	$5,148

Deferred rent receivables, net	$(1,768)

Deferred charges, net	$(1,195)

Prepaid expenses and other assets	$(2,185)

See accompanying notes to the financial statements.

Notes to the Financial Statements
$ in thousands, except per share amounts

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Trizec Properties, Inc. (“Trizec Properties” or the “Corporation”, formerly known as TrizecHahn (USA) Corporation) is a corporation organized under the laws of the State of Delaware and is approximately 40% indirectly owned by Trizec Canada, Inc. Effective January 1, 2001, Trizec Properties elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). On February 14, 2002, the amended registration statement on Form 10 of Trizec Properties was declared effective by the Securities and Exchange Commission and, accordingly, Trizec Properties became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Trizec Properties had been a substantially wholly-owned subsidiary of TrizecHahn Corporation (“TrizecHahn”), an indirect wholly–owned subsidiary of Trizec Canada Inc. A plan of arrangement (the “Reorganization”) was approved by the TrizecHahn stockholders on April 23, 2002, and on May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties commenced trading on the New York Stock Exchange.

Trizec Properties is one of the largest integrated, self-managed, publicly traded REITs in the United States. The Corporation operates in the U.S. where it owns, manages and develops office buildings. At June 30, 2004, the Corporation had ownership interests in a portfolio of 62 U.S. office properties concentrated in the metropolitan areas of seven major U.S. cities, comprising approximately 41.9 million square feet, or approximately 38.3 million square feet based on its pro rata economic ownership interest in joint ventures. At June 30, 2004, the occupancy of the Corporation’s 62 U.S. office properties was approximately 87.3%, or approximately 87.1% based on its pro rata economic ownership interest in joint ventures.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying interim consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 include the accounts and operating results of the Corporation and its subsidiaries. All significant intercompany transactions have been eliminated.

The Corporation consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity, as defined in the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities – an interpretation of ARB 51” (“FIN No. 46R”). The Corporation also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Corporation does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) the Corporation’s investment is passive.

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

The accompanying interim financial statements and related notes are unaudited; however, the financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto contained in the Corporation’s 2003 Annual Report on Form 10-K, as amended by the Corporation’s Report on Form 8-K filed with the SEC on June 22, 2004.

Notes to the Financial Statements
$ in thousands, except per share amounts

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, Continued

c.	Stock Based Compensation

Effective July 1, 2003, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” (“SFAS No. 148”). The Corporation is applying the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee stock options granted after December 31, 2002. For employee stock option grants accounted for under SFAS No. 123, compensation cost is measured as the fair value of the stock option at the date of grant. This compensation cost is expensed over the vesting period. For stock options issued prior to January 1, 2003, the Corporation will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. For employee stock option grants accounted for under APB No. 25, compensation cost is measured as the excess, if any, of the fair value of the Corporation’s common stock at the date of grant over the exercise price of the options granted. This compensation cost, if any, is expensed over the vesting period. Except as detailed in Note 18 of the Corporation’s 2003 Annual Report on Form 10-K with respect to options that were granted in connection with the Reorganization, the Corporation’s policy is to grant options with an exercise price equal to the fair value of the Corporation’s common stock at the date of the grant. In conjunction with the adoption of SFAS No. 123, as amended by SFAS No. 148, the Corporation recognized approximately $190 and $254 of additional stock option grant expense related to stock options issued during the three and six months ended June 30, 2003, respectively. In accordance with the transition requirements of SFAS No. 123, as amended by SFAS No. 148, the Corporation’s financial statements as of and for the three and six months ended June 30, 2003 have been restated to reflect such additional stock option grant expense. Stock option grant expense of $122 and $312 was recognized for the three months ended June 30, 2004 and 2003, respectively. Stock option grant expense of $324 and $534 was recognized for the six months ended June 30, 2004 and 2003, respectively.

The following reconciles net income available to common stockholders to pro forma net income available to common stockholders as if the fair value based method of accounting for employee stock options as prescribed under the provisions of SFAS No. 123 had been applied to all outstanding and unvested employee stock options, and presents reported earnings per share (“EPS”) and pro forma EPS.

	For the three months		For the six months ended
	ended June 30		June 30
	2004	2003	2004	2003
Net (loss) income available to common stockholders, as reported	$(138,162)	$10,710	$(54,859)	$68,749
Add back:
Stock option grant expense, as reported	122	312	324	534
Deduct:
Stock option grant expense, pro forma	(217)	(900)	(529)	(1,783)

Net income available to common stockholders, pro forma	$(138,257)	$10,122	$(55,064)	$67,500

Net income available to common stockholders per weighted average common share outstanding:
Basic, as reported	$(0.91)	$0.07	$(0.36)	$0.46

Basic, pro forma	$(0.91)	$0.07	$(0.36)	$0.45

Diluted, as reported	$(0.91)	$0.07	$(0.36)	$0.46

Diluted, pro forma	$(0.91)	$0.07	$(0.36)	$0.45

Notes to the Financial Statements
$ in thousands, except per share amounts

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, Continued

d.	Reclassifications

Certain reclassifications have been made to the consolidated balance sheet and consolidated statements of operations and cash flows. These reclassifications have not changed the Corporation’s financial position as of December 31, 2003 or consolidated results of operations or cash flows for the three and six months ended June 30, 2003.

3.	REAL ESTATE

The Corporation’s investment in real estate is comprised of:

	June 30	December 31
	2004	2003
Properties
Held for the long term, net	$3,515,808	$4,048,178
Held for disposition, net	218,246	225,137

	$3,734,054	$4,273,315

a.	Properties – Held for the Long Term

	June 30	December 31
	2004	2003
Rental properties
Land	$474,184	$529,430
Buildings and improvements	3,338,952	3,806,219
Tenant improvements	287,830	301,160
Furniture, fixtures and equipment	5,841	7,811

	4,106,807	4,644,620
Less: accumulated depreciation	(615,429)	(629,607)

	3,491,378	4,015,013
Properties held for development	24,430	33,165
Properties held for the long term, net	$3,515,808	$4,048,178

b.	Properties – Held for Disposition

	June 30	December 31
	2004	2003
Rental properties, net	$217,466	$212,178
Properties held for development	780	12,959

Properties held for disposition, net	$218,246	$225,137

Properties held for disposition include certain properties that the Corporation has decided to dispose of over a reasonable sales period.

(i)	At December 31, 2002, Paseo Colorado in Pasadena, California and 151 Front Street in Toronto, Ontario were held for disposition subject to the transition rules of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and, accordingly, the Corporation accounted for these properties pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). On January 15, 2003, the Corporation sold Paseo Colorado and, therefore, 151 Front Street remained the sole property held for disposition in accordance with SFAS No. 121 at December 31, 2003. On January 15, 2004, the Corporation sold 151 Front Street. Therefore, no properties were held for disposition in accordance with SFAS No. 121 at June 30, 2004.

Notes to the Financial Statements
$ in thousands, except per share amounts

3.	REAL ESTATE, Continued

b.	Properties – Held for Disposition, Continued

In accordance with SFAS No. 121, the results of operations of Paseo Colorado and 151 Front Street are included, for all periods presented, in the revenues and expenses of the Corporation. The following summarizes the combined condensed results of operations for Paseo Colorado and 151 Front Street through the earlier of their respective sale dates or the three and six months ended June 30, 2004 and 2003.

	For the three months		For the six months ended
	ended June 30		June 30
	2004	2003	2004	2003
Total revenues	$—	$2,693	$507	$5,322
Operating expenses	—	(1,078)	(374)	(2,603)
Property taxes	—	(434)	(75)	(837)
Interest and other income	—	—	(68)	6
Interest expense	—	(339)	(100)	(745)

Income (loss)	$—	$842	$(110)	$1,143

(ii)	The table below summarizes the Corporation’s properties designated as held for disposition pursuant to SFAS No. 144.

		Designated
		as Held for
Property	Location	Disposition	Provision Taken	Date Disposed
Goddard Corporate Park	Lanham, MD	Dec-02	—	Feb-03
Rosslyn Gateway	Arlington, VA	Dec-02	—	Mar-03
Esperante	W. Palm Beach, FL	Mar-03	—	Sep-03
Clark Tower	Memphis, TN	Jun-03	14,592	Aug-03
Minnesota Center	Minneapolis, MN	Sep-03	3,572	Oct-03
9800 La Cienega	Los Angeles, CA	Dec-03	—	Nov-03
Park Central II	Dallas, TX	Dec-03	—	Dec-03
Desert Passage	Las Vegas, NV	Dec-03	—	Dec-03
Hollywood & Highland Retail	Los Angeles, CA	Feb-04	—	Feb-04
Hollywood & Highland Hotel	Los Angeles, CA	Feb-04	—	Feb-04
1441 Main Street	Columbia, SC	Jun-04	—	Jun-04
St. Louis Place	St. Louis, MO	Jun-04	—	Jun-04
Borden Building	Columbus, OH	Jun-04	22,095	N/A
Park Central I	Dallas, TX	Jun-04	2,703	N/A
1333 Main Street	Columbia, SC	Jun-04	7,023	N/A
3700 Bay Area Blvd.	Houston, TX	Jun-04	—	N/A
Lakeside Centre	Atlanta, GA	Jun-04	10,738	N/A
New Market Business Park	Atlanta, GA	Jun-04	6,833	N/A
Bank of America-Columbia	Columbia, SC	Jun-04	5,828	N/A
Williams Center I & II	Tulsa, OK	Jun-04	23,051	N/A

In accordance with SFAS No. 144, the results of operations and gains or losses on disposition, if any, for the twelve properties previously designated as held for disposition and sold prior to June 30, 2004, for all periods presented, have been reported as discontinued operations. In addition, in accordance with SFAS No. 144, the results of operations of the eight properties designated as held for disposition and not sold, for all periods presented, have been reported as discontinued operations.

The following summarizes the combined condensed results of operations, excluding any gains or losses on disposition, of the twelve properties previously designated as held for disposition and sold prior to June 30, 2004 and the eight properties designated as held for disposition and not

Notes to the Financial Statements
$ in thousands, except per share amounts

3.	REAL ESTATE, Continued

b.	Properties — Held for Disposition, Continued

sold, through the earlier of their respective disposition dates or the three and six months ended June 30, 2004 and 2003, respectively.

	For the three months ended		For the six months ended
	June 30		June 30
	2004	2003	2004	2003
Total revenues	$13,339	$37,291	$38,939	$80,579

Operating expenses	(5,064)	(19,221)	(15,001)	(35,979)
Property taxes	(1,574)	(3,267)	(3,416)	(7,053)
Depreciation and amortization	(3,642)	(8,165)	(8,500)	(17,453)
Provision for loss on discontinued real estate	(78,271)	(14,592)	(78,271)	(14,592)
Interest and other income	22	(48)	3,198	544
Interest expense	(1,357)	(4,950)	(4,501)	(13,112)

Income from discontinued operations, net of provision for loss on discontinued real estate	$(76,547)	$(12,952)	$(67,552)	$(7,066)

c.	Gain on Disposition of Real Estate During the Six Months Ended June 30, 2004 Under Transition Rules of SFAS No. 144

Date			Rentable	Net Sale	Gain
Sold	Property	Location	Sq. Ft.	Price	On Sale
January 15	151 Front Street	Toronto, ON	272,000	$58,228	$20,615

		Tax expense related to sale			(5,795)

					$14,820

In conjunction with the sale of 151 Front Street in Toronto, Ontario, the Corporation recognized a foreign currency exchange gain of approximately $3,340 representing the accumulated foreign currency translation adjustments related to the operations of the property through the date of sale.

d.	Loss on Disposition of Real Estate

Date			Rentable	Net Sale	Gain (Loss)
Sold	Property	Location	Sq. Ft.	Price	On Sale
May 10	Residual land	Sarasota, FL	—	$1,005	$1,005
May 18	Plaza of the Americas(l)	Dallas, TX	588,000 (2)	47,668	(20,748)
June 14	Woodbridge land	Woodbridge, VA	—	15,359	7,380

				$64,032	$(12,363)

		Tax expense related to sale			(112)

					$(12,475)

(1)	On May 18, 2004, the Corporation sold a 50% interest in Plaza of the Americas and formed Trizec Plaza of the Americas L.P. joint venture. See discussion below.

(2)	Represents 50% of rentable square feet.

Notes to the Financial Statements
$ in thousands, except per share amounts

3.	REAL ESTATE, Continued

e.	Gain on Disposition of Discontinued Real Estate During the Six Months Ended June 30, 2004 Designated as Held for Disposition Pursuant to SFAS No. 144.

Date			Rentable	Net Sales	Gain (Loss)
Sold	Property	Location	Sq. Ft.	Price	On Sale
February 27 February 27 June 24 June 30	Hollywood & Highland Retail Hollywood & Highland Hotel 1441 Main Street St. Louis Place	Los Angeles, CA Los Angeles, CA Columbia, SC St. Louis, MO	645,000 600,000 274,000 337,000	114,415 84,332 26,415 30,097	$23,583 8,607 5,425 (8,847)

		Tax benefit related to sales		$255,259	$28,768

840

$29,608

4.	PROVISION FOR LOSS ON REAL ESTATE

During 2004, internal valuations indicated that the value of Gateway Center, located in Pittsburgh, Pennsylvania, had declined. Accordingly, a provision for loss on real estate in the amount of approximately $40,330 was recorded in the second quarter of 2004. Gateway Center is currently encumbered by a mortgage loan in the amount of approximately $39,838. The Corporation has entered into discussions with the lender to restructure the terms of this loan.

In May 2004, the Corporation entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas (“Trizec Plaza of the Americas, L.P.”). Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by the Corporation. In conjunction with the formation of Trizec Plaza of the Americas, L. P., the Corporation sold a 50% interest in Plaza of the Americas to its joint venture partner for a net sales price of approximately $47,668, resulting in a loss on disposition of real estate, net, of approximately $20,860. In conjunction with the sale of its 50% interest in Plaza of the Americas, the Corporation determined that the fair value of Plaza of the Americas, based upon the contract price, was less than the Corporation’s carrying value of such asset. Accordingly, the Corporation recognized a provision for loss on real estate of approximately $12,749 related to its 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

5.	PROVISION FOR LOSS ON DISCONTINUED REAL ESTATE

As part of the periodic assessment of the Corporation’s real estate properties relative to both the extent to which such assets are consistent with the Corporation’s long-term real estate investment objectives and the performance and prospects of each asset, the Corporation determined in the second quarter of 2004 that its investments in seven real estate properties were impaired. Given the Corporation’s strategy focused on owning core real estate in its seven core markets, the Corporation reduced its anticipated recovery period of certain of its remaining non-core assets. As a result of the reduction in the anticipated holding period, together with a reassessement of the anticipated future operating income of such non-core real estate properties and the effects of new competition and demand for the properties, the Corporation determined that its investments in the Borden Building, Park Central I, 1333 Main Street, Lakeside Centre, New Market Business Park, Bank of America – Columbia and Williams Center I & II were impaired. In accordance with SFAS No. 144, the Corporation recorded a provision for loss on discontinued real estate in the aggregate amount of approximately $78,271 in the second quarter of 2004 to reduce the book value of such non-core assets to their estimated fair values.

Notes to the Financial Statements
$ in thousands, except per share amounts

6.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES

The Corporation participates in unconsolidated real estate joint ventures in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.

a.	The following is a summary of the Corporation’s ownership in unconsolidated real estate joint ventures at June 30, 2004 and December 31, 2003:

		Legal Interest(1)
		June 30,	December 31,
Entity	Property and Location	2004	2003
Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, L.P.	Bank One Center, Dallas, TX	50%	50%
1114 TrizecHahn-Swig, L.L.C.	The Grace Building, New York, NY	50%	50%
1411 TrizecHahn-Swig, L.L.C.	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig L.L.C./1460 Fee TrizecHahn Swig L.L.C.	1460 Broadway, New York, NY	50%	50%
JBG/TrizecHahn Waterview Venture L.L.C.	Waterview Development, Arlington, VA(2) (3)	—%	80%
Waterview L.L.C.	Waterview Development, Arlington, VA(3)	25%	—%
TrizecHahn Hollywood Hotel L.L.C.	Hollywood & Highland Hotel, Los Angeles, CA(4)	—%	91.5%
Trizec Plaza of the Americas, L.P.	Plaza of the Americas, Dallas, TX(5)	50%	—%

(1)	The amounts shown above approximate the Corporation’s legal ownership interest as of June 30, 2004 and December 31, 2003. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

(2)	This property was not consolidated as the minority member had substantive participating rights that afforded the minority member equal voting rights on all major decisions as well as final approval of the operating and capital expenditures budgets.

(3)	On April 30, 2004 the members of the JBG/TrizecHahn Waterview Venture L.L.C. sold the property to a newly formed joint venture in which the Corporation acquired a 25% interest. See discussion below.

(4)	This property was consolidated as of December 31, 2003 in accordance with FIN No. 46R. The Corporation sold this property on February 27, 2004.

(5)	On May 18, 2004, the Corporation sold a 50% interest in Plaza of the Americas and formed Trizec Plaza of the Americas L.P. joint venture. See discussion below.

Notes to the Financial Statements
$ in thousands, except per share amounts

6.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, Continued

b.	Unconsolidated Real Estate Joint Venture Financial Information

The following represents combined summarized financial information of the Corporation’s unconsolidated real estate joint ventures:

Balance Sheet Information

	June 30	December 31
	2004	2003
Assets
Real estate, net	$520,979	$426,450
Other assets	211,119	146,057

Total assets	$732,098	$572,507

Liabilities and equity
Mortgage debt and other loans	$870,831	$452,609
Other liabilities	27,532	23,248
Partners’ equity	(166,265)	96,650

Total liabilities and equity	$732,098	$572,507

Corporation’s share of equity	$(89,927)	$55,582
Net excess of cost of investments over the net book value of underlying assets	164,739	175,603
Reclassification of distributions in excess of investment in an unconsolidated joint venture	25,797	—

Carrying value of Corporation’s investment in unconsolidated real estate joint ventures	$100,609	$231,185

Corporation’s share of mortgage debt	$430,290	$232,712

In March 2004, 1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig, L.L.C., joint ventures through which the Corporation owns 50% interests in The Grace Building and 1411 Broadway, respectively, (together, the “Swig Joint Ventures”) repaid and retired a mortgage loan with a principal balance of approximately $39,843 that bore interest at a rate of LIBOR plus 3.5%. The Corporation loaned its joint venture partner approximately $20,030 in conjunction with the debt pay off and retirement. The loan to the Corporation’s joint venture partner bore interest at a rate of LIBOR plus 2.75%, was payable in full on the earlier of March 18, 2005 or the refinancing of the joint venture’s remaining mortgage loan, and was collateralized by the joint venture partner’s investment in the joint venture. The Corporation’s loan to its joint venture partner was repaid in full and retired in June 2004 in conjunction with the refinancing discussed below.

In June 2004, the Swig Joint Ventures refinanced an approximately $206,868 mortgage loan, which bore interest at a fixed rate of 7.50% and was scheduled to mature in March 2005, with two mortgage loans totaling approximately $600,000, bearing interest at an average fixed rate of 5.52% and scheduled to mature in July 2014. In May 2004, the Swig Joint Ventures entered into forward rate swap agreements to lock in a maximum effective interest rate on the refinanced mortgage loans. The forward rate swap agreements were entered into at current market rates and, therefore, had no initial cost. Upon closing of the refinanced mortgage loans, the Corporation advanced approximately $11,540 to the Swig Joint Ventures and the Swig Joint Ventures paid approximately $11,540 to settle the forward rate swap agreements, which has been recorded in other comprehensive income. The Corporation included this advance in other receivables at June 30, 2004. The approximately $11,540 paid on settlement of the forward rate swap agreements will be amortized into interest expense over the life of the mortgage loan. The Swig Joint Ventures recorded a loss on early debt retirement of approximately $10,150 comprised primarily of the write-off of unamortized deferred financing costs and a yield maintenance fee.

In May 2004, the Corporation entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas. Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by the Corporation. In conjunction with the formation of Trizec Plaza of the Americas, L. P., the Corporation sold a 50% interest in Plaza of the Americas to its joint

Notes to the Financial Statements
$ in thousands, except per share amounts

6.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, Continued

b.	Unconsolidated Real Estate Joint Venture Financial Information, Continued

venture partner for a net sales price of approximately $47,668, resulting in a loss on disposition of real estate, net, of approximately $20,860. In conjunction with the sale of its 50% interest in Plaza of the Americas, the Corporation determined that the fair value of Plaza of the Americas, based upon the contract price, was less than the Corporation’s carrying value of such asset. Accordingly, the Corporation recognized a provision for loss on real estate of approximately $12,749 related to its 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

In June 2004, Trizec Plaza of the Americas, L.P. entered into an approximately $68,000 mortgage loan, bearing interest at a fixed rate of 5.12% and maturing in July 2011. Plaza of the Americas was removed from a pool of cross-collateralized loans that are part of a 2001 commercial mortgage-backed securities financing.

In April 2004, the JBG/TrizecHahn Waterview Venture L.L.C., a joint venture through which the Corporation owned an 80% interest in the Waterview Development, located in Arlington, Virginia, sold the property, a mixed-use development parcel, to a newly formed joint venture, Waterview L.L.C., in which the Corporation acquired a 25% interest. The JBG/TrizecHahn Waterview Venture L.L.C. recognized a gain on disposition of real estate of approximately $1,080 in conjunction with such sale.

As part of the periodic assessment of the Corporation’s real estate investments relative to both the extent to which such investments are consistent with the Corporation’s long-term real estate investment objectives and performance and prospects of each investment, the Corporation determined in the second quarter of 2004 that its investment in Main Street Partners, L.P., a joint venture through which the Corporation owns a 50% interest in Bank One Center in Dallas, Texas, was impaired. As a result of the reassessment of the anticipated future operating results of such non-core investment, the Corporation determined that its investment in such joint venture was impaired. The Corporation recognized a provision for loss on investment of approximately $14,558 to reduce the carrying value of such investment to its fair value.

During the six months ended June 30, 2004, the Corporation made cash and non-cash contributions and advances to its unconsolidated real estate joint ventures in the aggregate amount of approximately $77,570, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $227,156. Included in distributions received from the Corporation’s unconsolidated real estate joint ventures is approximately $167,165 of distributions received from the Swig Joint Ventures due to proceeds received from the refinancing of its mortgage loan. This distribution exceeded the Corporation’s cumulative investment in the Swig Joint Ventures by approximately $25,797, which has been recorded in other accrued liabilities. During the six months ended June 30, 2004, the Corporation made contributions and advances to its unconsolidated real estate joint ventures in the aggregate amount of approximately $20,277, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $11,609.

Notes to the Financial Statements
$ in thousands, except per share amounts

6.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, Continued

b.	Unconsolidated Real Estate Joint Venture Financial Information, Continued

Income Statement Information

	For the three months ended		For the six months ended
	June 30		June 30
	2004	2003	2004	2003
Total Revenues	$46,971	$49,686	$94,745	$104,103

Expenses
Operating and other	19,146	24,093	38,808	46,806
Depreciation and amortization	4,796	6,259	10,531	12,701

Total Expenses	23,942	30,352	49,339	59,507

Other Income (Expense)
Interest and other income	309	168	389	368
(Loss) Gain on early debt retirement	(10,150)	—	(10,150)	4,124
Interest expense	(8,499)	(9,851)	(16,733)	(19,618)

Total Other Expense	(18,340)	(9,683)	(26,494)	(15,126)

Income before Gain on Disposition of Real Estate	4,689	9,651	18,912	29,470
Gain on disposition of real estate	1,080	—	1,080	1,142

Net Income	$5,769	$9,651	$19,992	$30,612

Corporation’s share of net income	$2,030	$3,689	$8,269	$13,615

Included in rentals for the six months ended June 30, 2003 is a termination fee of approximately $5,503 received from General Motors Corporation, which occupied the majority of New Center One and also was our joint venture partner through one of its affiliates, New-Cen Commercial Corporation.

7.	CONSOLIDATED REAL ESTATE JOINT VENTURES

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

Notes to the Financial Statements
$ in thousands, except per share amounts

8.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY

	Properties Held for the		Properties Held for
	Long Term		Disposition		Total Debt
	Weighted		Weighted		Weighted		Weighted
	average		average		average		average
	interest		interest		interest		interest
	rates at		rates at		rates at		rates at
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	Dec. 31,	Dec. 31,
	2004	2004	2004	2004	2004	2004	2003	2003
Collateralized property loans:
At fixed rates	5.94%	$2,363,772	6.90%	$20,103	5.95%	$2,383,875	5.95%	$2,548,340
At variable rates (subject to interest rate caps)	—	—	—	—	—	—	3.91%	120,000
At variable rates	—	—	—	—	—	—	4.20%	137,893
Other loans:
At fixed rates	5.96%	18,927	—	—	5.96%	18,927	4.32%	60,537
At variable rates	4.00%	21	—	—	4.00%	21	4.00%	205

	5.94%	$2,382,720	6.90%	$20,103	5.95%	$2,402,823	5.78%	$2,866,975

Certain of the Corporation’s loans are cross-collateralized with, or subject to cross-default or cross-acceleration provisions in, other loans.

a.	Collateralized Property Loans

Property loans are collateralized by deeds of trust or mortgages on properties and mature at various dates between July 2004 and February 2014.

At June 30, 2004 and December 31, 2003, the Corporation had outstanding interest rate swap contracts in the notional amount of $150,000, bearing a weighted average interest rate of 6.02% and maturing on March 15, 2008. In addition, at June 30, 2004 and December 31, 2003, the Corporation had outstanding interest rate swap contracts in the notional amount of $500,000, bearing a weighted average interest rate of 2.61% plus various spreads and maturing between July 1, 2005 and January 1, 2006. Due to the pay off and retirement of certain amounts of variable rate debt during the six months ended June 30, 2004 and due to the anticipated pay off and retirement of certain variable rate debt in the future, the Corporation de-designated interest rate swap contracts in the notional amount of $375,000. For the three and six months ended June 30, 2004, the Corporation recorded through earnings a derivative gain of approximately $513 and a derivative loss of approximately $1,498, respectively, representing the total ineffectiveness of the Corporation’s interest rate swap contracts. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. At June 30, 2004 and December 31, 2003, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $9,830 and $20,325 at June 30, 2004 and December 31, 2003, respectively.

The Corporation entered into interest rate cap contracts that expired in June 2004 on $120,000 of its variable rate debt, which limited the underlying LIBOR interest rate on such debt to 6.5%. At December 31, 2003, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above at December 31, 2003, the Corporation entered into an interest rate cap contract that expired in April 2004 on approximately $584,700 of its variable rate debt, which limited the underlying LIBOR rate on such debt to 11.01%. At December 31, 2003, the fair value of this interest rate cap contract was nominal.

In April 2004, the Corporation elected to exercise the first of two one-year extensions on approximately $272,720 of its variable interest rate commercial mortgage pass-through certificates, thereby extending the maturity date of such variable interest rate commercial mortgage pass-through certificates to April 2005. In conjunction with such extension, the Corporation entered into an interest rate cap agreement expiring on April 15, 2005 that limits the underlying LIBOR interest rate on the variable interest rate commercial mortgage pass-through certificates to 8.93%.

Notes to the Financial Statements
$ in thousands, except per share amounts

8.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY, Continued

b.	Refinancing and Early Debt Retirement

In January 2004, the Corporation refinanced the $120,000 mortgage loan on Ernst & Young Plaza in Los Angeles, California, which bore interest at a variable rate of LIBOR plus 2.75% and was scheduled to mature in June 2004, with a $120,000 mortgage loan bearing interest at a fixed rate of 5.07% and scheduled to mature in February 2014. In December 2003, the Corporation entered into forward rate swap agreements to lock in a maximum effective interest rate on the refinanced mortgage loan. The forward rate swap agreements were entered into at current market rates and, therefore, had no initial cost. Upon closing of the refinanced mortgage loan, the Corporation paid approximately $3,767 in settlement of the forward rate swap agreements, which has been recorded in other comprehensive income. The approximately $3,767 paid on settlement of the forward rate swap agreements will be amortized to interest expense over the life of the mortgage loan. In addition, the Corporation recorded a loss on early debt retirement of approximately $343, comprised primarily of the write-off of unamortized deferred financing costs.

In February 2004, the Corporation paid off and retired the mortgage loan on Galleria Towers in Dallas, Texas. The mortgage loan had a principal balance of approximately $133,490, bore interest at a fixed rate of 6.79% and was scheduled to mature in May 2004. In conjunction with the pay off and retirement of the mortgage loan, the Corporation recorded a loss on early debt retirement of approximately $40, comprised primarily of the write-off of unamortized deferred financing costs.

In June 2004, the Corporation paid off and retired the mortgage loan on 1065 Avenue of the Americas in New York, New York. The mortgage loan had a principal balance of approximately $36,498, bore interest at a fixed rate of 7.18% and was scheduled to mature in December 2004.

In conjunction with the sale of real estate during the six months ended June 30, 2004, the Corporation paid off approximately $238,343 of mortgage debt, resulting in a gain on early debt retirement of approximately $629 comprised primarily of the forgiveness of debt, partially offset by the write-off of unamortized deferred financing costs.

c.	Revolving Credit Facility

The Corporation entered into a three-year, $350,000 unsecured revolving credit facility (the “2001 Revolving Credit Facility”) with a group of banks in the fourth quarter of 2001. In the fourth quarter of 2002, the group of banks unanimously agreed to amend and restate the 2001 Revolving Credit Facility (the “2002 Revolving Credit Facility”). Generally, in exchange for the receipt of collateral, the group of banks agreed to provide more flexible financial covenants than had been originally negotiated. In June 2004, the Corporation retired the 2002 Revolving Credit Facility and entered into a $750,000 unsecured credit facility with a group of banks (the “2004 Unsecured Credit Facility”). The 2004 Unsecured Credit Facility consists of a $600,000 revolving component and a $150,000 term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% based on the Corporation’s total leverage, and matures in June 2007. The financial covenants, as defined in the 2004 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three, the requirement for the interest coverage ratio to be greater than 2.0 times, the requirement for the fixed charge coverage ratio to be greater than 1.5 times and the requirement for the net worth to be in excess of $1.5 billion. The Corporation’s financial covenants also include a restriction on dividends or distributions of more than 90% of its funds from operations (as defined in the 2004 Unsecured Credit Facility Agreement). If the Corporation is in default in respect of its obligations under the 2004 Unsecured Credit Facility Agreement, dividends will be limited to the amount necessary to maintain REIT status. At June 30, 2004, the Corporation was in compliance with these financial covenants. Certain conditions of the 2004 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time. In conjunction with the retirement of the 2002 Revolving Credit Facility, the Corporation recorded a loss on early debt retirement of approximately $1,389 comprised of the write-off of unamortized deferred financing costs.

Notes to the Financial Statements
$ in thousands, except per share amounts

8.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY, Continued

c.	Revolving Credit Facility, Continued

At June 30, 2004, the amount eligible to be borrowed under the Corporation’s 2004 Unsecured Credit Facility was approximately $372,739, none of which was drawn and outstanding. At December 31, 2003, the amount eligible to be borrowed under the Corporation’s 2002 Revolving Credit Facility was approximately $217,005, none of which was drawn and outstanding.

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

9.	STOCKHOLDERS’ EQUITY

a.	Dividends

On March 10, 2004, the Corporation declared a quarterly dividend of $0.20 per share of common stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. On June 14, 2004 the Corporation declared a quarterly dividend of $0.20 per share of common stock, payable on July 15, 2004, to the holders of record at the close of business on June 30, 2004. The aggregate amount of dividends paid on April 15, 2004 and July 15, 2004 totaled approximately $30,488 and $30,505, respectively.

On March 10, 2004, the Corporation declared an aggregate dividend of approximately $5 for the Class F convertible stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. The Corporation accrued an additional $1 dividend for the Class F convertible stock on March 31, 2004 and June 30, 2004, respectively.

On March 10, 2004, the Corporation declared an aggregate dividend of approximately $629 for the special voting stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004, and accrued an additional $674 dividend for the special voting stock. On June 14, 2004, the Corporation declared an aggregate dividend of approximately $629 for the special voting stock, payable on July 15, 2004, to the holders of record at the close of business on June 30, 2004, and accrued an additional $587 dividend for the special voting stock.

b.	Restricted Stock Rights

During the six months ended June 30, 2004, the Corporation awarded 405,950 restricted stock rights to certain employees. These restricted stock rights had a fair value of approximately $6,816 on the date of grant. The restricted stock rights vest ratably over periods of three to five years. Compensation expense will be charged to earnings over the vesting period.

During the six months ended June 30, 2004, the Corporation awarded 115,700 performance based restricted stock rights to certain employees. These performance based restricted stock rights had a fair value of approximately $1,943 on the date of grant. The performance based restricted stock rights vest ratably over a period of five years provided that specific performance objectives are achieved. Compensation expense will be charged to earnings over the vesting period.

Notes to the Financial Statements
$ in thousands, except per share amounts

9.	STOCKHOLDERS’ EQUITY, Continued

b.	Restricted Stock Rights, Continued

During the six months ended June 30, 2004, the Corporation awarded 14,056 restricted stock rights to certain directors of the Corporation. These restricted stock rights had a fair value of approximately $229 on the date of grant. The restricted stock rights vest on January 1, 2005. Compensation expense will be charged to earnings over the vesting period.

c.	Employee Stock Purchase Plan

During the six months ended June 30, 2004, 72,995 shares were issued to employees under the Corporation’s Employee Stock Purchase Plan.

d.	Stock Options

During the six months ended June 30, 2004, certain employees of the Corporation exercised 391,617 non-qualified employee stock options. Proceeds to the Corporation from the exercise of such non-qualified employee stock options were approximately $4,365.

e.	Warrants

During the six months ended June 30, 2004, certain employees of the Corporation exercised 261,081 warrants. Gross proceeds to the Corporation from the exercise of such warrants were approximately $3,703.

f.	Dividend Reinvestment and Stock Purchase Plan

In June 2004, the Corporation established a dividend reinvestment and stock purchase plan which allows stockholders to reinvest all or a portion of their dividends in additional shares of the Corporation’s common stock. The dividend reinvestment and stock purchase plan also allows non-stockholders to purchase shares of the Corporation’s common stock through the plan and provides both stockholders and non-stockholders the option to purchase shares of the Corporation’s common stock without paying fees or commissions by making optional cash investments of $0.1 to $10 per month for current stockholders or $0.3 to $10 per month for persons who are not current stockholders. Purchases of greater than $10 per month can be accomplished by the Corporation granting a waiver to the $10 limit.

10.	EARNINGS PER SHARE

For the three months ended June 30, 2004, basic and dilutive weighted average shares outstanding were 151,609,430. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 8,103,026 stock options, 2,898,792 warrants and 875,706 shares of restricted stock and restricted stock rights.

For the six months ended June 30, 2004, basic and dilutive weighted average shares outstanding were 151,366,972. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 8,845,664 stock options, 3,267,134 warrants and 880,706 shares of restricted stock and restricted stock rights.

For the three months ended June 30, 2003, basic weighted average shares outstanding were 149,785,046 and dilutive weighted average shares outstanding were 150,289,382. In computing weighted average dilutive shares outstanding, basic weighted average shares outstanding were increased by 504,336 in respect to stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 8,620,432 stock options, 5,966,918 warrants and 345,000 shares of restricted stock. The dilutive shares were calculated based on $10.26 per share, which represents the average daily trading price for the three months ended June 30, 2003.

Notes to the Financial Statements
$ in thousands, except per share amounts

10.	EARNINGS PER SHARE, Continued

For the six months ended June 30, 2003, basic weighted average shares outstanding were 149,785,046 and dilutive weighted average shares outstanding were 149,979,535. In computing weighted average dilutive shares outstanding, basic weighted average shares outstanding were increased by 194,489 in respect of stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 8,620,432 stock options, 6,986,918 warrants and 345,000 shares of restricted stock. The dilutive shares were calculated based on $9.61 per share, which represents the average daily trading price for the six months ended June 30, 2003.

	For the three months ended		For the six months ended
	June 30		June 30
	2004	2003	2004	2003
(Loss) Income from continuing operations	$(45,184)	$24,292	$(16,739)	$57,351
(Loss) Gain on disposition of real estate, net	(12,426)	—	2,345	11,351
Less: Special voting and Class F convertible stockholders’ dividends	(1,217)	(630)	(2,521)	(1,413)

(Loss) Income from Continuing Operations Available to Common Stockholders	(58,827)	23,662	(16,915)	67,289
Discontinued operations	(79,335)	(12,952)	(37,944)	1,460

Net (Loss) Income Available to Common Stockholders	$(138,162)	$10,710	$(54,859)	$68,749

Basic Earnings per Common Share
(Loss) Income from continuing operations available to common stockholders	$(0.39)	$0.16	$(0.11)	$0.45
Discontinued operations	(0.52)	(0.09)	(0.25)	0.01

Net (Loss) Income Available to Common Stockholders per Weighted Average Common Share Outstanding – Basic	$(0.91)	$0.07	$(0.36)	$0.46

Diluted Earnings per Common Share
(Loss) Income from continuing operations available to common stockholders	$(0.39)	$0.16	$(0.11)	$0.45
Discontinued operations	(0.52)	(0.09)	(0.25)	0.01

Net (Loss) Income Available to Common Stockholders per Weighted Average Common Share Outstanding – Diluted	$(0.91)	$0.07	$(0.36)	$0.46

Weighted average shares outstanding
Basic	151,609,430	149,785,046	151,366,972	149,785,046

Diluted	151,609,430	150,289,382	151,366,972	149,979,535

Notes to the Financial Statements
$ in thousands, except per share amounts

11.	CONTINGENCIES

a.	Litigation

The Corporation is contingently liable with respect to routine litigation and claims arising in the ordinary course of business from time to time. While the final outcome with respect to claims and litigation pending at June 30, 2004 cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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

Notes to the Financial Statements
$ in thousands, except per share amounts

11.	CONTINGENCIES, Continued

d.	Insurance

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

Notes to the Financial Statements
$ in thousands, except per share amounts

11.	CONTINGENCIES, Continued

d.	Insurance, Continued

The Corporation’s earthquake insurance on its properties located in areas known to be subject to earthquakes is in an amount and subject to deductibles that the Corporation believes are commercially reasonable. However, the amount of earthquake insurance coverage may not be sufficient to cover all losses from earthquakes. Since the limit with respect to the Corporation’s portfolio may be less than the value of the affected properties, earthquakes could result in property damage in excess of our current coverage, which could result in significant losses to the Corporation due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstances could have a material adverse effect on the Corporation’s financial condition and results of operations. As a result of increased costs of coverage and decreased availability, the amounts of the third party earthquake insurance the Corporation may be able to purchase on commercially reasonable terms may be reduced. In addition, the Corporation may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Corporation’s estimate of the value of the coverage.

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

12.	SEGMENTED INFORMATION

The Corporation has determined that its reportable segments are those that are based on the Corporation’s method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan area for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington D.C. and secondary markets. The Corporation primarily evaluates operating performance based on internal operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes, and include properties that have been designated as held for disposition and reported as discontinued operations. Of the properties reported as discontinued operations, nine are in the secondary markets of West Palm Beach, Florida, Memphis, Tennessee, Minneapolis, Minnesota, Columbia, South Carolina, St. Louis, Missouri, Columbus, Ohio and Tulsa, Oklahoma, two are in Atlanta, Georgia, two are in Dallas, Texas, two are in Washington, D.C., one is in Houston, Texas, and one is in Los Angeles, California. In addition, two retail properties are located in Los Angeles, California and one is in Las Vegas, Nevada. Internal operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 from the Corporation’s 2003 Annual Report on Form 10-K, Significant Accounting Policies, as amended by the Corporation’s Report on Form 8-K filed with the SEC on June 22, 2004, except that real estate operations conducted through unconsolidated joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level.

The following presents internal operating income by reportable segment for the three and six months ended June 30, 2004 and 2003.

Notes to the Financial Statements
$ in thousands, except per share amounts

12.	SEGMENTED INFORMATION, Continued

For the three months ended June 30, 2004 and 2003

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Property Operations
Total property revenues	$22,093	$21,988	$18,100	$17,394	$21,391	$22,110	$28,984	$31,224	$13,924	$16,165
Total property expenses	(8,732)	(9,812)	(7,713)	(8,078)	(11,766)	(12,317)	(13,094)	(13,568)	(6,499)	(7,076)

Internal Operating Income	$13,361	$12,176	$10,387	$9,316	$9,625	$9,793	$15,890	$17,656	$7,425	$9,089

Internal Assets	$489,337		$382,444		$514,319		$465,597		$322,235

	Office Properties, continued
	New York		Washington D.C.		Secondary Markets		Corporate & Other		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Property Operations
Total property revenues	$49,520	$49,261	$28,410	$27,493	$34,914	$43,874	$5,398	$24,147	$222,734	$253,656
Total property expenses	(19,888)	(20,388)	(10,249)	(10,971)	(18,085)	(22,762)	(1,354)	(18,057)	(97,380)	(123,029)

Internal Operating Income	$29,632	$28,873	$18,161	$16,522	$16,829	$21,112	$4,044	$6,090	$125,354	$130,627

Internal Assets	$1,058,775		$755,046		$633,511		$347,453		$4,968,717

Notes to the Financial Statements
$ in thousands, except per share amounts

12.	SEGMENTED INFORMATION, Continued

For the six months ended June 30, 2004 and 2003

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Property Operations
Total property revenues	$43,988	$43,800	$36,356	$35,021	$43,276	$44,860	$58,002	$61,941	$27,923	$32,185
Total property expenses	(17,356)	(18,658)	(16,655)	(16,413)	(22,693)	(25,225)	(26,530)	(27,421)	(12,731)	(14,010)

Internal Operating Income	$26,632	$25,142	$19,701	$18,608	$20,583	$19,635	$31,472	$34,520	$15,192	$18,175

	Office Properties, continued
	New York		Washington D. C.		Secondary Markets		Corporate & Other		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Property Operations
Total property revenues	$99,736	$100,281	$57,248	$58,578	$69,739	$93,387	$23,872	$48,966	$460,140	$519,019
Total property expenses	(41,415)	(40,958)	(21,234)	(22,420)	(36,654)	(47,036)	(7,718)	(31,111)	(202,986)	(243,252)

Internal Operating Income	$58,321	$59,323	$36,014	$36,158	$33,085	$46,351	$16,154	$17,855	$257,154	$275,767

Notes to the Financial Statements
$ in thousands, except per share amounts

12.	SEGMENTED INFORMATION, Continued

The following is a reconciliation of internal operating income to income from continuing operations.

	For the three months ended		For the six months ended
	June 30		June 30
	2004	2003	2004	2003
Internal property revenue	$222,734	$253,656	$460,140	$519,019
Less: Real estate joint venture property revenue	(23,342)	(26,874)	(47,312)	(56,770)
Less: Discontinued operations	(13,339)	(37,291)	(38,939)	(80,579)

Total revenues	186,053	189,491	373,889	381,670

Internal property operating expenses	(97,380)	(123,029)	(202,986)	(243,252)
Less: Real estate joint venture operating expenses	9,719	14,281	19,775	27,727
Less: Discontinued operations	6,638	22,488	18,417	43,032

Total operating expenses and property taxes	(81,023)	(86,260)	(164,794)	(172,493)

General and administrative expenses, exclusive of stock option grant expense	(8,931)	(8,554)	(13,006)	(18,621)
Depreciation and amortization	(36,971)	(37,946)	(75,475)	(75,329)
Stock option grant expense	(122)	(312)	(324)	(534)
Provision for loss on real estate	(53,079)	—	(53,079)	—
Provision for loss on investment	(14,558)	—	(14,558)	—
Interest and other income	1,685	928	2,667	2,141
Foreign currency exchange gain	—	—	3,340	—
(Loss) gain on early debt retirement	(1,389)	3,620	(1,143)	3,363
Recovery on insurance claims	486	2,218	692	7,484
Interest expense	(38,456)	(40,629)	(77,822)	(80,503)
Derivative gain (loss)	513	—	(1,498)	—
Lawsuit settlement	—	—	94	—
Provision for income and other corporate taxes, net	(1,542)	(1,176)	(3,032)	(2,906)
Minority interest	120	(777)	(959)	(536)
Income from unconsolidated real estate joint ventures	2,030	3,689	8,269	13,615

(Loss) Income from Continuing Operations	$(45,184)	$24,292	$(16,739)	$57,351

The following is a reconciliation of internal assets to consolidated total assets.

June 30, 2004
Internal assets	$4,968,717
Less: Pro rata real estate joint venture assets	(518,963)
Add: Investment in unconsolidated real estate joint ventures	100,609

Total Assets	$4,550,363

Notes to the Financial Statements
$ in thousands, except per share amounts

13.	RELATED PARTY TRANSACTIONS

On October 9, 2003, 4172352 Canada, Inc., an affiliate of Trizec Canada, Inc., contributed approximately $4,000 to the Corporation in exchange for preferred membership units in an entity that indirectly held a 91.5% interest in the Hollywood & Highland Hotel. The holders of the preferred membership units were entitled to an initial dividend of 8% per annum, increasing to 12% per annum, as well as any unrecovered capital contribution at the time of liquidation. On February 27, 2004, the Corporation sold the Hollywood & Highland Hotel. The Corporation remitted approximately $4,624 to 4172352 Canada, Inc. in full satisfaction of any outstanding dividends and unrecovered capital contribution.

14.	SUBSEQUENT EVENTS

In July 2004, the Corporation paid off and retired the mortgage debt on Newport Tower in Jersey City, New Jersey. The mortgage debt had a principal balance of approximately $102,810, bore interest at a fixed rate of 7.09% and had a maturity date of November 2004.

In July 2004, the Corporation paid down approximately $444,149 of its variable rate commercial mortgage pass-through certificates primarily by drawing on the 2004 Unsecured Credit Facility. The Corporation paid an approximately $857 prepayment fee related to this transaction.

In July 2004, the Corporation reached an agreement to acquire Bank of America Plaza, located at 333 South Hope Street, Los Angeles, California, for approximately $440,000. The completion of the transaction is expected to occur during the third quarter of 2004 and remains subject to the satisfaction of customary closing conditions.

In July 2004, the Corporation sold the Borden Building, located in Columbus, Ohio, for gross proceeds of approximately $29,850.

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

Overview

     We are one of the largest fully integrated and self-managed, publicly traded real estate investment trusts, or REITs, in the United States. We are principally engaged in owning and managing office properties in the United States. At June 30, 2004, we had total assets of approximately $4.6 billion and owned interests in 62 U.S. office properties containing approximately 41.9 million square feet, or approximately 38.3 million square feet based on our pro rata economic ownership interest in joint ventures. Our office properties are concentrated in seven core markets in the United States located in the following major metropolitan areas: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C.

     Effective January 1, 2001, we elected to be taxed as a REIT for U.S. federal income tax purposes. As a REIT, we generally are not subject to U.S. federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.

     During the six months ended June 30, 2004, we completed the following key transactions:

•	In January 2004, we sold 151 Front Street, a property located in Toronto, Ontario, for approximately $58.9 million.

•	In January 2004, we refinanced a $120.0 million mortgage on the Ernst & Young Plaza in Los Angeles, California. The new 10-year term mortgage has a fixed interest rate of 5.07%. The financing proceeds were used to repay the existing $120.0 million variable rate mortgage that had a maturity date of June 2004.

•	In February 2004, we sold the Hollywood & Highland, a retail/entertainment and hotel complex located in Los Angeles, California, for approximately $201.0 million. This transaction completed our transformation to a REIT focused solely on office properties.

•	In February 2004, we paid off and retired the mortgage loan on Galleria Towers, an office complex located in Dallas, Texas. The mortgage had a principal balance of approximately $133.5 million, bore interest at a fixed rate of 6.79% and was scheduled to mature in May 2004.

•	In April 2004, we reduced our ownership stake in the Waterview development project, located in Arlington, Virginia, to 25%. We had an 80% interest in the joint venture that previously owned the development project. The new joint venture entity that will now develop the mixed-use complex is owned 50% by CIM Group’s CIM Urban Real Estate Fund, while JBG and our company will own 25% each.

•	In May 2004, we contributed ownership of Plaza of the Americas, located in Dallas, Texas, to a new joint venture that is controlled 50%/50% by us and Dallas Plaza, L.P. We will continue to lease and manage the property on behalf of the new partnership.

•	In June 2004, we entered into a $750.0 million unsecured credit facility consisting of a $600.0 million revolver component and a $150.0 million term component. The unsecured credit facility requires interest only payments, with the interest rate established on a scale based upon the level of our total leverage. The unsecured credit facility replaced a $350.0 million secured credit facility and enabled us to remove encumbrances on nine assets that had served as collateral under the secured credit facility.

•	In June 2004, we completed $600 million of non-recourse refinancings on two midtown Manhattan office properties owned jointly with San Francisco-based Swig Company- The Grace Building at 1114 Avenue of the Americas and The World Apparel Center at 1411 Broadway. The two ten year loans carry an average fixed interest face-rate of 5.52% and replaced a 7.5% cross-collateralized loan totaling approximately $207.0 million.

•	In June 2004, we sold St. Louis Place, a property located in St. Louis, Missouri, for approximately $30.2 million

•	In June 2004, we sold 1441 Main Street, a property located in Columbia, South Carolina, for approximately $27.0 million.

•	In June 2004, we sold a 97-acre land parcel, located in Woodbridge, Virginia, for approximately $15.4 million.

•	In June 2004, we paid off and retired the mortgage loan on 1065 Avenue of the Americas, a property located in New York, New York. The mortgage loan had a principal balance of approximately $36.5 million, bore interest at a fixed rate of 7.18% and was scheduled to mature in December 2004.

•	We announced the establishment of a dividend reinvestment and stock purchase plan through which shares of our common stock may be offered.

     Subsequent to June 30, 2004, we completed the following key transactions:

•	In July 2004, we entered into an agreement to acquire Bank of America Plaza, located at 333 South Hope Street, Los Angeles, California, for approximately $440.0 million. Bank of America Plaza is a 55-story, 1.4 million square foot Class A office building situated on a 4.2 acre site in the Bunker Hill area of downtown Los Angeles. The completion of the transaction is expected to occur during the third quarter of 2004.

•	In July 2004, we paid down approximately $444.1 million of our variable rate commercial mortgage pass through certificates primarily by drawing on our $750.0 million unsecured credit facility. This repayment removed encumbrances on seven assets making up part of a cross-collateralized and cross-defaulted office property pool that secured the five loans.

•	In July 2004, we paid off and retired the mortgage loan on Newport Tower, a property located in Jersey City, New Jersey. The mortgage loan had a principal balance of approximately $102.8 million, bore interest at a fixed rate of 7.09% and was scheduled to mature in November 2004.

•	In July 2004, we sold the Borden Building, located in Columbus, Ohio, for approximately $29.9 million.

Critical Accounting Policies

     Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of real estate assets and investments, investments in unconsolidated joint ventures, fair value of financial instruments, internal leasing costs and tax liabilities. During the six months ended June 30, 2004, there were no changes to these policies.

Results of Operations

     The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2004 and 2003.

     The macroeconomic conditions that negatively affected employment levels for office workers, which, in turn, affected the demand for office space, have not significantly changed since the end of 2003. This stagnant demand for office space makes it unlikely that occupancy rates will increase during the remainder of the year, and, additionally, may put downward pressure on market rents. Our focus for the remainder of the year will be to renew or release expiring space. The table below reflects the occupancy rates at June 30, 2004 compared to December 31, 2003 and shows the percentage of the square feet, based on our pro rata economic ownership interest in joint ventures, that will expire during the remainder of the year for our total U.S. office portfolio.

	Occupancy Rates At		Percentage of space
			expiring in the
	June 30, 2004	December 31, 2003	remainder of 2004
Core Markets
Atlanta	87.1%	85.8%	6.1%
Chicago	95.1%	95.1%	3.9%
Dallas	83.7%	80.7%	2.7%
Houston	83.8%	84.9%	8.3%
Los Angeles	83.3%	84.8%	5.2%
New York	96.5%	97.3%	9.7%
Washington, D.C.	90.2%	87.1%	4.1%

	88.7%	88.0%	6.2%

Secondary Markets
Charlotte	93.8%	98.2%	0.7%
Pittsburgh	81.7%	79.1%	3.2%
St. Louis	85.5%	85.0%	5.2%
Other	73.4%	74.2%	6.4%

	80.4%	81.0%	4.5%

Total	87.1%	86.6%	5.9%

     For our total portfolio of 62 U.S. office properties for the six months ended June 30, 2004, we leased approximately 3.4 million square feet (3.2 million square feet based on our pro rata economic ownership interest in joint ventures). Average occupancy decreased to 86.7% compared to 87.3% for the six months ended June 30, 2003, based on our pro rata economic ownership interest in joint ventures. We experienced a $2.04 per square foot decrease ($1.90 per square foot decrease based on our pro rata economic ownership interest in joint ventures) in gross rental rates on new and renewal leasing, reflecting the impact of space rolling over at properties.

     In an environment of stagnant economic conditions, it is normal to experience increased rental delinquencies and tenant failures. We monitor the financial strength of our key tenants and, therefore, their ability to pay rent and the likelihood that they will continue to pay rent, through a watch list process applied at the local, regional and corporate property management levels. This monitoring process is designed to help us identify significant credit risks. At the end of June 2004, we were closely monitoring tenants with leases representing approximately 4.41% of the leaseable area of our U.S. office portfolio and approximately 3.56% of our annual gross rent for the U.S. office portfolio.

     The table that follows is a summary of our disposition activity from January 1, 2003 to June 30, 2004 and reflects our total portfolio at June 30, 2004. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint ventures or managed properties.

	Office			Retail
		Total	Pro rata		Total	Pro rata
Properties as of:	Properties	Sq. Ft.	Owned Sq. Ft.	Properties	Sq. Ft.	Owned Sq. Ft.
		(in thousands)			(in thousands)

January 1, 2003	73	48,884	42,276	4	2,285	2,076
Dispositions	(8)	(6,357)	(2,472)	(2)	(1,010)	(855)
Re-measurements	—	232	24	—	(30)	(30)

December 31, 2003	65	42,759	39,828	2	1,245	1,191
Dispositions	(3)	(883)	(883)	(2)	(1,245)	(1,191)
Sale of interest to a joint venture	—	—	(588)	—	—	—
Re-measurements	—	(11)	(11)	—	—	—

June 30, 2004	62	41,865	38,346	—	—	—

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

     Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the three months ended
	June 30		Increase/	%
	2004	2003	(Decrease)	Change
		(dollars in thousands)
Revenues
Office	$186,053	$189,491	$(3,438)	1.8%

Total Revenues	186,053	189,491	(3,438)	1.8%

Expenses
Office operating expenses	81,023	86,260	(5,237)	6.1%
General and administrative, exclusive of stock option grant expense	8,931	8,554	377	4.4%
Depreciation and amortization	36,971	37,945	(974)	2.6%
Stock option grant expense	122	313	(191)	61.0%
Provision for loss on real estate	53,079	—	53,079	—
Provision for loss on investment	14,558	—	14,558	—

Total Expenses	194,684	133,072	61,612	46.3%

Operating (Loss) Income	(8,631)	56,419	(65,050)	115.3%

Other Income (Expense)
Interest and other income	1,685	928	757	81.6%
(Loss) Gain on early debt retirement	(1,389)	3,620	(5,009)	138.4%
Recovery on insurance claims	486	2,218	(1,732)	78.1%
Interest expense	(38,456)	(40,629)	2,173	5.3%
Derivative gain	513	—	513	—

Total Other Expense	(37,161)	(33,863)	(3,298)	9.7%

(Loss) Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Loss on Disposition of Real Estate, Net	(45,792)	22,556	(68,348)	303.0%
Provision for income and other corporate taxes, net	(1,542)	(1,176)	(366)	31.1%
Minority interest	120	(777)	897	115.4%
Income from unconsolidated real estate joint ventures	2,030	3,689	(1,659)	45.0%

(Loss) Income from Continuing Operations	(45,184)	24,292	(69,476)	286.0%
Discontinued Operations
Income from discontinued operations (net of provision for loss on discontinued real estate of $78,271 and $14,592, respectively)	(76,547)	(12,952)	(63,595)	491.0%
Loss on disposition of discontinued real estate, net	(2,788)	—	(2,788)	—

(Loss) Income Before Loss on Disposition of Real Estate, Net	(124,519)	11,340	(135,859)	1,198.1%
Loss on disposition of real estate, net	(12,426)	—	(12,426)	—

Net (Loss) Income	(136,945)	11,340	(148,285)	1,307.6%

Special voting and Class F convertible stockholders’ dividends	$(1,217)	$(630)	$(587)	93.2%

Net (Loss) Income Available to Common Stockholders	$(138,162)	$10,710	$(148,872)	1,390.0%

Straight-Line Revenue	$6,394	$7,500	$(1,106)	14.7%

Lease Termination Fees	$1,250	$1,047	$203	19.4%

     Property Revenues

     Office property revenues decreased by approximately $3.4 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Office property revenues decreased by approximately $2.6 million due to the sale of 151 Front Street, located in Toronto, Ontario, in the first quarter of 2004 and by approximately $2.1 million due to the sale of a 50% interest in Plaza of the Americas, located in Dallas, Texas, in the second quarter of 2004. In addition, office property rental revenue decreased by approximately $0.2 million due to a decrease in average occupancy and rental rates. These decreases were offset by an increase in termination fee income of approximately $0.3 million, an increase in parking revenue of approximately $0.3 million and an increase in other miscellaneous revenue of approximately $0.5 million. In addition, there was an increase of approximately $0.4 million in management fee income for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Lease termination fees are an element of ongoing real estate ownership. Included in the office property revenue analysis above, for the three months ended June 30, 2004, we recognized approximately $1.2 million of termination fees for our office portfolio compared to approximately $0.8 million for the three months ended June 30, 2003.

     Property Operating Expenses

     Office property operating expenses decreased by approximately $5.2 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Office property operating expenses decreased by approximately $1.9 million due to a decrease in insurance expense and approximately $0.4 million due to a decrease in property tax expense. The sale of 151 Front Street in the first quarter of 2004 resulted in a decrease of office property operating expenses of approximately $1.5 million and the sale of a 50% interest in Plaza of the Americas resulted in a decrease of approximately $1.1 million. In addition, office property operating expenses decreased approximately $0.9 million due to a decrease in utilities expense and approximately $0.4 million due to a decrease in bad debt expense. These decreases are partially offset by an increase of approximately $1.0 million due primarily to an increase in building management and other expenses for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Excluding the impact of lease termination fees on revenues, our office portfolio gross margin (property revenues, excluding lease termination fees, less property operating expenses) increased to 56.2% for the three months ended June 30, 2004 from 54.3% for the three months ended June 30, 2003, primarily reflecting a decrease in operating expenses.

     General and Administrative Expense, Exclusive of Stock Option Grant Expense

     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

     General and administrative expense increased by approximately $0.4 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase is due primarily to an increase in compensation levels and an increase in the number of employees for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, offset by a decrease in professional fees paid during the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Depreciation and Amortization

     Depreciation and amortization expense decreased by approximately $1.0 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The disposition of a 50% interest in Plaza of the Americas, located in Dallas, Texas, in May 2004 resulted in a decrease in depreciation and amortization expense of approximately $0.7 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. In addition, less accelerated depreciation of tenant improvements resulting from the early termination of leases resulted in a decrease in depreciation expense of approximately $0.3 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Stock Option Grant Expense

     Stock option grant expense decreased by approximately $0.2 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Stock option grant expense is comprised of the amortization of the intrinsic value, at the date of grant, of stock options granted upon the completion of the corporate reorganization and stock option expense related to the adoption of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, or SFAS No. 123, for stock options issued in 2003. For stock options granted in 2003, this non-cash cost incurred relates to the fair value of the stock options at the date of grant. The decrease in stock option grant expense of approximately $0.2 million is due primarily to the cessation of amortization due to the vesting of stock options.

     Provision for Loss on Real Estate

     During the three months ended June 30, 2004, we recognized a provision for loss on real estate in the aggregate amount of approximately $53.1 million. In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to our joint venture partner for a net sales price of approximately $47.7 million, resulting in a loss on disposition of real estate, net, of approximately $20.9 million. In conjunction with the sale of our 50% interest in Plaza of the Americas, we determined that the fair value of Plaza of the Americas, based on the contract price, was less than our carrying value of such asset. Accordingly, we recognized a provision for loss on real estate of approximately $12.7 million related to our 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value. In addition, we recognized a provision for loss on real estate in the amount of approximately $40.3 million to reduce the carrying value of Gateway Center in Pittsburgh, Pennsylvania to fair value. Fair value was determined by internal valuation.

     Provision for Loss on Investment

     During the three months ended June 30, 2004, we recognized a provision for loss on investment of approximately $14.6 million to reduce the carrying value of our investment in Main Street Partners, L.P., a joint venture through which we own a 50% interest in Bank One Center in Dallas, Texas, to its fair value. Fair value was determined by internal valuation.

     Interest and Other Income

     Interest and other income increased by approximately $0.8 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase is due primarily to interest income earned related to a loan we made to one of our joint venture partners and fee income recognized in conjunction with the refinancing of a loan.

     (Loss) Gain on Early Debt Retirement

     During the three months ended June 30, 2004, we recorded a loss on early debt retirement of approximately $1.4 million due to the write-off of unamortized deferred financing costs related to the retirement of our $350.0 million unsecured revolving credit facility.

     During the three months ended June 30, 2003, we recorded a gain on early debt retirement of approximately $3.6 million related to the forgiveness of a $17.9 million construction facility on our remaining technology property. On June 30, 2003, we conveyed title of our remaining technology property to the lender and are no longer obligated to the lender under the $17.9 million construction facility. The $3.6 million gain on early debt retirement is net of approximately $0.5 million remitted to the lender in full satisfaction of any exposure related to the construction facility.

     Recovery on Insurance Claims

     During the three months ended June 30, 2004, we received approximately $0.4 million in insurance proceeds related to a chiller we replaced at Plaza of the Americas, located in Dallas, Texas, that was damaged in 2003. In addition, we received approximately $0.1 million in insurance proceeds related to window replacements at 550 W. Washington, located in Chicago, Illinois, that were damaged in 2003.

     During the three months ended June 30, 2003, we received approximately $1.8 million in insurance proceeds related to a chiller we replaced at One New York Plaza in New York that was damaged in 2001.

     Interest Expense

     Interest expense decreased by approximately $2.2 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Early debt retirements resulted in a decrease in interest expense of approximately $3.6 million. In addition, lower average debt balances outstanding for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to regular principal amortization and lump sum repayments decreased interest expense by approximately $0.4 million. The retirement of debt due to property dispositions decreased interest expense by approximately $0.3 million. These decreases were partially offset by an increase in interest expense of approximately $2.1 million due to an increase in average interest rates and additional interest expense related to refinancings for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Derivative Gain

     During the three months ended June 30, 2004, we recognized a derivative gain of approximately $0.5 million representing the total ineffectiveness of our interest rate swap contracts. Due to the pay off and retirement of certain amounts of variable rate debt during 2004 and due to the anticipated pay off and retirements of certain variable rate debt in the future, we dedesignated interest rate swap contracts in the notional amount of $375.0 million.

     Provision for Income and Other Corporate Taxes, Net

     Income and other taxes includes franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes increased by approximately $0.4 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Minority Interest

     During the three months ended June 30, 2004, a decrease in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units resulted in minority interest income of approximately $0.2 million and the sale of a 90% ownership in a land parcel during the second quarter of 2004 resulted in minority interest income of approximately $0.9 million. Minority interest income is offset by minority interest loss of approximately $1.0 million due to the redemption of TrizecHahn Mid-Atlantic Limited Partnership redeemable units.

     During the three months ended June 30, 2003, an increase in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units resulted in a minority interest loss of approximately $0.8 million.

     Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures decreased by approximately $1.7 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The loss on early debt retirement related to the refinancing of the mortgage loans on 1114 Avenue of the Americas, located in New York, New York, and 1411 Broadway, located in New York, New York, in June 2004 resulted in a decrease of approximately $4.8 million. This decrease was offset by an increase of approximately $0.7 million due to the gain on sale of the Waterview Development, located in Arlington, Virginia. In addition, there was an increase of approximately $0.7 million related to the decrease in the net loss of Hollywood & Highland Retail, located in Los Angeles, California, due to the sale of the property in the first quarter of 2004 and an increase of approximately $1.7 million primarily related to a decrease in the net loss at Bank One Center in Dallas, Texas and minor increases in net income in our other joint ventures for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Discontinued Operations

     Income from properties classified as discontinued operations, excluding provision for loss on disposition of discontinued real estate, remained relatively unchanged for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     During the three months ended June 30, 2004, we recognized a provision for loss on disposition of discontinued real estate of approximately $78.3 million relating to seven properties that were designated as held for disposition on June 30, 2004 to reduce the carrying value of such properties to fair value. Fair value was determined by internal valuation. In addition, during the three months ended June 30, 2004, we disposed of two non-core office properties that resulted in a loss on disposition of discontinued real estate of approximately $2.8 million.

     During the three months ended June 30, 2003, we recognized a provision for loss on disposition on discontinued real estate of approximately $14.6 million relating to an office property located in Memphis, Tennessee that was designated as held for disposition on June 30, 2003. The fair value was determined by a contract price, less transaction costs.

     Loss on Disposition of Real Estate, Net

     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L. P., we sold a 50% interest in Plaza of the Americas to our joint venture partner for a net sales price of approximately $47.7 million, resulting in a loss on disposition of real estate, net, of approximately $20.9 million. In addition, during the three months ended June 30, 2004, we disposed of two land parcels that resulted in a gain on disposition of real estate of approximately $8.4 million.

     Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the six months ended
	June 30		Increase/	%
	2004	2003	(Decrease)	Change
		(dollars in thousands)
Revenues
Office	$373,889	$381,192	$(7,303)	1.9%
Retail	—	478	(478)	—

Total Revenues	373,889	381,670	(7,781)	2.0%

Expenses
Office operating expenses	164,794	171,773	(6,979)	4.1%
Retail operating expenses	—	720	(720)	—
General and administrative, exclusive of stock option grant expense	13,006	18,621	(5,615)	30.2%
Depreciation and amortization	75,475	75,329	146	0.2%
Stock option grant expense	324	534	(210)	39.3%
Provision for loss on real estate	53,079	—	53,079	—
Provision for loss on investment	14,558	—	14,558	—

Total Expenses	321,236	266,977	54,259	20.3%

Operating Income	52,653	114,693	(62,040)	54.1%

Other Income (Expense)
Interest and other income	2,667	2,141	526	24.6%
Foreign currency exchange gain	3,340	—	3,340	—
(Loss) Gain on early debt retirement	(1,143)	3,363	(4,506)	134.0%
Recovery on insurance claims	692	7,484	(6,792)	90.8%
Interest expense	(77,822)	(80,503)	2,681	3.3%
Derivative loss	(1,498)	—	(1,498)	—
Lawsuit settlement	94	—	94	—

Total Other Expense	(73,670)	(67,515)	(6,155)	9.1%

(Loss) Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate, Net	(21,017)	47,178	(68,195)	144.5%
Provision for income and other corporate taxes, net	(3,032)	(2,906)	(126)	4.3%
Minority interest	(959)	(536)	(423)	78.9%
Income from unconsolidated real estate joint ventures	8,269	13,615	(5,346)	39.3%

(Loss) Income from Continuing Operations	(16,739)	57,351	(74,090)	129.2%
Discontinued Operations
Income from discontinued operations (net of provision for loss on discontinued real estate of $78,271 and $14,592, respectively)	(67,552)	(7,066)	(60,486)	856.0%
Gain on disposition of discontinued real estate, net	29,608	8,526	21,082	247.3%

(Loss) Income Before Gain on Disposition of Real Estate, Net	(54,683)	58,811	(113,494)	193.0%
Gain on disposition of real estate, net	2,345	11,351	(9,006)	79.3%

Net (Loss) Income	(52,338)	70,162	(122,500)	174.6%

Special voting and Class F convertible stockholders’ dividends	$(2,521)	$(1,413)	$(1,108)	78.4%

Net (Loss) Income Available to Common Stockholders	$(54,859)	$68,749	$(123,608)	179.8%

Straight-Line Revenue	$12,560	$16,075	$(3,515)	21.9%

Lease Termination Fees	$6,922	$5,951	$971	16.3%

     Property Revenues

     Office property revenues decreased by approximately $7.3 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Office property revenues decreased by approximately $4.4 million due to the sale of 151 Front Street, located in Toronto, Ontario, in the first quarter of 2004 and by approximately $2.1 million due to the sale of a 50% interest in Plaza of the Americas, located in Dallas, Texas, in the second quarter of 2004. Office property rental revenues decreased by approximately $2.6 million due to a decrease in average occupancy and rental rates. In addition, office property revenues decreased by approximately $0.4 million due to a decrease in termination fee income. These decreases were offset by an increase in other miscellaneous revenue of approximately $0.6 million. In addition, there was an increase of approximately $1.6 million in management fee income for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Lease termination fees are an element of ongoing real estate ownership. Included in the office property revenue analysis above, for the six months ended June 30, 2004, we recorded approximately $2.6 million of termination fees for our office portfolio compared to approximately $3.0 million for the six months ended June 30, 2003.

     Retail property revenues decreased by approximately $0.5 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to the sale of Paseo Colorado in Pasadena, California in the first quarter of 2003.

     Property Operating Expenses

     Office property operating expenses decreased by approximately $7.0 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Office property operating expenses decreased by approximately $4.0 million due to a decrease in insurance expense and by approximately $1.5 million due to a decrease in property tax expense primarily resulting from a property tax settlement for a property located in Dallas, Texas. The sale of 151 Front Street in the first quarter of 2004 resulted in a decrease of office property operating expenses of approximately $2.4 million and the sale of a 50% interest in Plaza of the Americas resulted in a decrease of approximately $0.9 million. In addition, office property operating expenses decreased by approximately $1.2 million due to a decrease in repair and maintenance and other expense and by approximately $0.4 million due to a decrease in bad debt expense. These decreases are partially offset by an increase of approximately $3.4 million due to an increase in building management and other expenses for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Excluding the impact of lease termination fees on revenues, our office portfolio gross margin (property revenues, excluding lease termination fees, less property operating expenses) increased to 55.6% for the six months ended June 30, 2004 from 54.6% for the six months ended June 30, 2003, primarily reflecting a decrease in office property operating expenses.

     Retail property operating expenses decreased by approximately $0.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to the sale of Paseo Colorado in Pasadena, California during the first quarter of 2003.

     General and Administrative Expense, Exclusive of Stock Option Grant Expense

     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

     General and administrative expense decreased by approximately $5.6 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease is due primarily to separation costs incurred and professional fees paid in connection with the corporate reorganization during the six months ended June 30, 2003. In addition, there was a decrease in bonus accruals during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Depreciation and Amortization

     Depreciation and amortization expense increased by approximately $0.1 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The disposition of a 50% interest in Plaza of the Americas, located in Dallas, Texas, in May 2004 resulted in a decrease in depreciation and amortization expense of approximately $0.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This decrease was offset by accelerated depreciation of tenant improvements resulting from the early termination of leases during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Stock Option Grant Expense

     Stock option grant expense decreased by approximately $0.2 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Stock option grant expense is comprised of the amortization of the intrinsic value, at the date of grant, of stock options granted upon the completion of the corporate reorganization, and stock option expense related to the adoption of SFAS No. 123 for stock options issued in 2003. For stock options granted in 2003, this non-cash cost incurred relates to the fair value of the stock options at the date of grant. The decrease in stock option grant expense of approximately $0.2 million is due primarily to the cessation of amortization due to the vesting of stock options.

     Provision for Loss on Real Estate

     During the six months ended June 30, 2004, we recognized a provision for loss on real estate in the aggregate amount of approximately $53.1 million. In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to our joint venture partner for a net sales price of approximately $47.7 million, resulting in a loss on disposition of real estate, net, of approximately $20.9 million. In conjunction with the sale of our 50% interest in Plaza of the Americas, we determined that the fair value of Plaza of the Americas, based on the contract price, was less than our carrying value of such asset. Accordingly, we recognized a provision for loss on real estate of approximately $12.7 million related to our 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value. In addition, we recognized a provision for loss on real estate in the amount of approximately $40.3 million to reduce the carrying value of Gateway Center in Pittsburgh, Pennsylvania to fair value. Fair value was determined by internal valuation.

     Provision for Loss on Investment

     During the six months ended June 30, 2004, we recognized a provision for loss on investment of approximately $14.6 million to reduce the carrying value of our investment in Main Street Partners, L.P., a joint venture through which we own a 50% interest in Bank One Center in Dallas, Texas, to its fair value. Fair value was determined by internal valuation.

     Interest and Other Income

     Interest and other income increased by approximately $0.5 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to fee income recognized in conjunction with the refinancing of a loan.

     Foreign Currency Exchange Gain

     During the six months ended June 30, 2004, we sold 151 Front Street in Toronto, Ontario, recognizing a foreign currency exchange gain of approximately $3.3 million.

     (Loss) Gain on Early Debt Retirement

     During the six months ended June 30, 2004, we recorded an aggregate loss on early debt retirement of approximately $1.1 million. During the six months ended June 30, 2004, we recorded a loss on early debt retirement of approximately $1.4 million due to the write-off of unamortized deferred financing costs related to the retirement of our $350.0 million unsecured revolving credit facility. In addition, we recorded a loss on early debt retirement of approximately $0.6 million due to the write-off of unamortized deferred financing costs as a result of the repayment of secured mortgages coinciding with the sale of the underlying properties, as well as the write-off of unamortized deferred financing costs due to the refinancing of a $120.0 million mortgage loan. These losses were partially offset by a gain on early debt retirement of approximately $0.9 million related to the sale of the Hollywood & Highland Hotel comprised primarily of the forgiveness of debt of approximately $1.2 million, partially offset by the write-off of unamortized deferred financing costs.

     During the six months ended June 30, 2003, we recorded a gain on early debt retirement of approximately $3.6 million related to the forgiveness of a $17.9 million construction facility on our remaining technology property. On June 30, 2003, we conveyed title of our remaining technology property to the lender and are no longer obligated to the lender under the $17.9 million construction facility. The $3.6 million gain on early debt retirement is net of approximately $0.5 million remitted to the lender in full satisfaction of any exposure related to the construction facility.

     Recovery on Insurance Claims

     During the six months ended June 30, 2004, we received approximately $0.4 million in insurance proceeds related to a chiller we replaced at Plaza of the Americas, located in Dallas, Texas, that was damaged in 2003. In addition, we received approximately $0.3 million in insurance proceeds related to window replacements at 550 W. Washington, located in Chicago, Illinois, that were damaged in 2003.

     During the six months ended June 30, 2003, we received approximately $7.1 million in insurance proceeds related to a chiller we replaced at One New York Plaza in New York that was damaged in 2001.

     Interest Expense

     Interest expense decreased by approximately $2.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Early debt retirements resulted in a decrease in interest expense of approximately $6.6 million. In addition, lower average debt balances outstanding for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due to regular principal amortization and lump sum repayments, decreased interest expense by approximately $1.2 million. The retirement of debt due to property dispositions decreased interest expense by approximately $0.6 million. These decreases were partially offset by an increase in interest expense of approximately $5.7 million due to an increase in average interest rates and additional interest expense related to refinancings for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Derivative Loss

     During the six months ended June 30, 2004, we recognized a derivative loss of approximately $1.5 million representing the total ineffectiveness of our interest rate swap contracts. Due to the pay off and retirement of certain amounts of variable rate debt during 2004 and due to the anticipated pay off and retirements of certain variable rate debt in the future, we dedesignated interest rate swap contracts in the notional amount of $375.0 million.

     Provision for Income and Other Corporate Taxes, Net

     Income and other taxes includes franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes increased by approximately $0.1 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Minority Interest

     During the six months ended June 30, 2004, an increase in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units resulted in minority interest loss of approximately $0.2 million. In addition, preferred returns to the minority interest partner upon the sale of the Hollywood & Highland Hotel in Los Angeles, California during the first quarter of 2004 resulted in minority interest loss of approximately $0.6 million and the redemption of TrizecHahn Mid-Atlantic Limited Partnership redeemable units resulted in minority interest loss of approximately $1.0 million. Minority interest loss is offset by minority interest income of approximately $0.9 million resulting from the sale of a 90% ownership in a land parcel during the second quarter of 2004.

     During the six months ended June 30, 2003, an increase in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units resulted in a minority interest loss of approximately $0.5 million.

     Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures decreased by approximately $5.3 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The loss on early debt retirement related to the refinancing of the mortgage loans on 1114 Avenue of the Americas, located in New York, New York, and 1411 Broadway, located in New York, New York, in June 2004 resulted in a decrease of approximately $4.8 million. In addition, approximately $6.2 million of the decrease is related to the sale of New Center One in Detroit, Michigan during the three months ended March 31, 2003. This decrease was offset by an increase of approximately $0.7 million due to the gain on sale of the Waterview Development, located in Arlington, Virginia. In addition, there was an increase of approximately $2.4 million related to the decrease in the net loss of the Hollywood & Highland Hotel in Los Angeles, California due to the consolidation of the property at December 31, 2003 and an increase of approximately $2.6 million primarily related to a decrease in the net loss at Bank One Center in Dallas, Texas and minor increases in net income in our other joint ventures for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Discontinued Operations

     Income from properties classified as discontinued operations, excluding provision for loss on disposition of discontinued real estate, increased by approximately $3.2 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to an increase in the recognition of termination fee income and a decrease in the net loss for Hollywood & Highland Retail in Los Angeles, California for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 as a result of the disposition of the Hollywood & Highland Complex, located in Los Angeles, California, in the first quarter of 2004. This increase was partially offset by a decrease due to the disposition of several properties in 2003, which had a partial year of operations during the six months ended June 30, 2003.

     During the six months ended June 30, 2004, we recognized a provision for loss on disposition of discontinued real estate of approximately $78.3 million relating to seven properties that were designated as held for disposition on June 30, 2004 to reduce the carrying value of such properties to fair value. Fair value was determined by internal valuation.

     During the six months ended June 30, 2004, we recognized a gain on disposition of discontinued real estate of approximately $29.6 million due to the sale of the Hollywood & Highland Complex and two non-core office properties.

     During the six months ended June 30, 2003, we recognized a provision for loss on disposition of discontinued real estate of approximately $14.6 million relating to an office property located in Memphis, Tennessee. The fair value was determined by a contract price, less transaction costs.

     During the six months ended June 30, 2003, we recognized a gain on disposition of discontinued real estate of approximately $9.4 million due to the sale of Rosslyn Gateway in Arlington, Virginia. This gain on disposition of discontinued real estate was partially offset by a loss on the sale of Goddard Corporate Park in Lanham, Maryland of approximately $0.9 million.

     Gain on Disposition of Real Estate, Net

     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to our joint venture partner for a net sales price of approximately $47.7 million, resulting in a loss on disposition of real estate, net, of approximately $20.9 million. This loss is offset by a gain on disposition of real estate, net of the related tax effect, of approximately $14.8 million due to the sale of 151 Front Street in Toronto, Ontario which was subject to the transition rules of SFAS No. 144. In addition, during the six months ended June 30, 2004, we disposed of two land parcels that resulted in a gain on disposition of real estate of approximately $8.4 million.

     During the six months ended June 30, 2003, we recognized a gain on disposition of real estate of approximately $13.6 million due to the sale of Paseo Colorado in Pasadena, California which was subject to the transition rules of SFAS No. 144.

Liquidity and Capital Resources

     Our objective is to ensure, in advance, that there are ample resources to fund ongoing operating expenses, capital expenditures, debt service requirements and the distributions required to maintain our REIT status.

     We expect to meet our liquidity requirements over the next twelve months for normal recurring expenditures, non-recurring capital expenditures, potential future acquisitions and developments, major renovations, expansions, scheduled debt maturities, ground lease payments, operational tax obligations, settlement of pre-REIT tax issues and distributions required to maintain our REIT status through cash flows from operations, asset sales, entering into joint venture arrangements or partnerships with equity providers, current cash and credit availability, refinancing of existing mortgage debt, incurrence of secured debt, proceeds from the possible sale of our capital stock or a combination of these sources. Our net cash flow from operations is dependent upon the occupancy levels of our properties, net effective rental rates on current and future leases, collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from operations.

     We expect to meet our liquidity requirements beyond twelve months for normal recurring expenditures, non-recurring capital expenditures, potential future acquisitions and developments, major renovations, expansions, scheduled debt maturities, ground lease payments, operational tax obligations, settlement of pre-REIT tax issues and distributions required to maintain our REIT status through cash flows from operations, asset sales, entering into joint venture arrangements or partnerships with equity providers, current cash and credit availability, refinancing of existing mortgage debt, incurrence of secured debt, proceeds from the possible sale of our capital stock or a combination of these sources. Our net cash flow from operations is dependent upon the occupancy levels of our properties, net effective rental rates on current and future leases, collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from operations.

     We have a $750.0 million unsecured credit facility which matures in June 2007. The amount available to be borrowed under the unsecured credit facility at any time is determined by certain properties that we, or our subsidiaries that may from time to time guarantee the unsecured credit facility, own that satisfy certain conditions of eligibility. These conditions are not uncommon for unsecured credit facilities of this nature. During the remainder of its term, the amount available to be borrowed under the unsecured credit facility will likely fluctuate. The capacity under the unsecured credit facility may decrease as we sell or place permanent financing on assets currently supporting the unsecured credit facility. In addition, the capacity under the unsecured credit facility may decrease if assets no longer meet certain eligibility requirements. Likewise, the capacity under the unsecured credit facility may increase as certain assets otherwise meet the eligibility requirements. As of June 30, 2004, the amount available to be borrowed under the unsecured credit facility was approximately $372.7 million, none of which was outstanding.

During the remainder of the term of the unsecured credit facility, we expect the outstanding balance to fluctuate. The balance under the unsecured credit facility will likely increase from time to time as we use funds from the unsecured credit facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. The balance under the unsecured credit facility will also likely be reduced as a result of proceeds generated from asset sales, secured borrowings, operating cash flows and other sources of liquidity.

     Under our unsecured credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restrictions on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants include the requirement for our total leverage ratio not exceed 65.0% in year one, 62.5% in year two and 60.0% in year three; the requirement that our interest coverage ratio be greater than 2.0 times; the requirement that our fixed charge coverage ratio be greater than 1.5 times; and the requirement that our net worth be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the unsecured revolving credit facility agreement). If we are in default in respect to our obligations under the unsecured revolving credit facility, dividends will be limited to the amount necessary to maintain REIT status. At June 30, 2004, we were in compliance with these covenants.

     We also have available, as of July 19, 2004, an effective shelf registration statement under which we may offer and sell of up to an aggregate amount of $750.0 million of preferred stock, depositary shares representing shares of our preferred stock, common stock and warrants exercisable for common stock or preferred stock. However, our ability to raise funds through sales of preferred stock, depositary shares representing shares of our preferred stock, common stock and common and preferred stock warrants is dependent upon, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our stock. The proceeds from the sale of shares of preferred stock, depositary shares representing shares of our preferred stock, common stock or common and preferred stock warrants, if any, would be used for general corporate purposes, which may include, among other things, the acquisition of additional properties or the repayment of outstanding indebtedness.

     After dividend distributions, our remaining cash from operations may not be sufficient to allow us to retire all of our debt as it comes due. Accordingly, we may be required to refinance maturing debt or repay it utilizing proceeds from property dispositions, the issuance of equity securities or draws on our unsecured credit facility. Our ability to refinance maturing debt will be dependent on our financial position, the cash flow from our properties, the value of our properties, liquidity in the debt markets and general economic and real estate market conditions. There can be no assurance that such refinancing or proceeds will be available or be available on economical terms when necessary in the future.

Contractual Obligations

     In conjunction with the sale of the Hollywood & Highland Complex in Los Angeles, California, 151 Front Street in Toronto, Ontario, 1441 Main Street in Columbia, South Carolina, St. Louis Place in St. Louis, Missouri, and our 50% interest in Plaza of the Americas in Dallas, Texas, as well as the pay off and retirement of the mortgage loan on Galleria Towers in Dallas, Texas and the pay off and retirement of the mortgage loan on Plaza of the Americas in Dallas, Texas, we are no longer liable for future mortgage obligations and other loans of approximately $439.8 million, capital lease obligations of approximately $10.9 million, ground lease obligations of approximately $26.3 million, operating lease obligations of approximately $24.4 million and purchase obligations of approximately $15.6 million, all of which were previously disclosed in the contractual obligations table in our Annual Report on Form 10-K for the year ended December 31, 2003.

Cash Flow Activity

     At June 30, 2004, we had approximately $172.7 million in cash and cash equivalents as compared to approximately $129.3 million at December 31, 2003. The increase in cash for the six months ended June 30, 2004 and 2003 are a result of the following cash flows:

	For the six months ended
	June 30
	2004	2003
	(dollars in thousands)
Cash provided by operating activities	$30,490	$78,595
Cash provided by investing activities	498,136	78,732
Cash used in financing activities	(485,238)	(189,406)

	$43,388	$(32,079)

Operating Activities

     Cash provided by operating activities for the six months ended June 30, 2004 was approximately $30.5 million. Included with normal operating activities is approximately $21.8 million of gross proceeds from the sale of an office property located in Los Angeles, California during the fourth quarter of 2003. These sale proceeds were intended to be disbursed as we exchanged into properties under Section 1031 of the Code; however, we did not make such election. Additionally, during the six months ended June 30, 2004, $55.5 million was funded into escrow accounts representing sales proceeds of properties sold in the second quarter that we intend to disburse as we exchange into properties under Section 1031 of the Code.

     Cash provided by operating activities for the six months ended June 30, 2003 was approximately $78.6 million. Included with normal operating activities, we funded $19.8 million into escrows and restricted cash accounts of which approximately $13.7 million related to the interest rate swaps we had in place at December 31, 2002. Additionally, we also paid approximately $49.5 million related to pre-REIT tax matters.

Investing Activities

     Net cash provided by investing activities reflects the net impact of the disposition of certain properties, investments in, and distributions from, our unconsolidated real estate joint ventures and the ongoing impact of expenditures on tenant installations costs and capital expenditures. During the six months ended June 30, 2004, approximately $498.1 million of cash was generated in our investing activities compared to approximately $78.7 million of cash generated in our investing activities during the six months ended June 30, 2003, which are described below.

     Tenant Installation Costs

     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. As noted above, overall market conditions for the six months ended June 30, 2004 continue to reflect an increase in vacancies over the same period in the prior year. This increase, combined with sublet space inventory in our major markets, has increased the downward pressure on rental rates and the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio that we owned at June 30, 2004 and for the total office portfolio we owned at June 30, 2003, including our share of such costs incurred by unconsolidated joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents leasing activity based on our pro rata economic ownership interest in joint ventures.

	For the six months ended June 30
	2004	2003
	(in thousands)
Square feet leased
- new leasing	1,564	1,196
- renewal leasing	1,656	1,214
Total square feet leased	3,220	2,410
Tenant installation costs	$58,869	$31,011

     Capital Expenditures

     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the six months ended June 30, 2004 and 2003, capital expenditures for the total office portfolio, including our share of such expenditures incurred by unconsolidated joint ventures, was approximately $5.3 million and approximately $6.6 million, respectively. Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as asbestos abatement or removal costs, major mechanical attribute or system replacement, and redevelopment or reconstruction costs directly attributable to extending or preserving the useful life of the base building. Furthermore, as part of our office property acquisitions, we have routinely acquired and repositioned properties in their respective markets, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration when negotiating our purchase price at the time of acquisition.

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

	For the six months ended June 30
	2004	2003
	(dollars in thousands)
Tenant installation costs, including leasing costs for the owned office portfolio	$58,869	$31,011
Tenant installation costs, including leasing costs for properties disposed of during the period	3,886	1,076
Capital expenditures	5,294	6,554
Pro rata joint venture activity	(2,620)	(4,242)
Timing differences	(4,503)	17,451
Retail activity	150	5,927

Total of tenant improvements and capital expenditures and tenant leasing costs per consolidated statements of cash flows	$61,076	$57,777

     Dispositions

     During the six months ended June 30, 2004, we sold three office properties, a partial interest in one office property, a partial interest in a joint venture development, two retail properties and two land parcels, generating aggregate net proceeds of approximately $377.5 million, or approximately $139.2 million after debt repayment. During the six months ended June 30, 2003, we sold two office properties and a retail property generating aggregate net proceeds of approximately $157.6 million, or approximately $74.1 million after debt repayment.

     Developments

     During the six months ended June 30, 2003, we spent approximately $0.9 million on the final payment requirements for construction costs related to developments that were completed in 2001 and 2002.

     Unconsolidated Real Estate Joint Ventures

     In April 2004, the JBG/TrizecHahn Waterview Venture L.L.C., a joint venture through which we owned an 80% interest in the Waterview Development, located in Arlington, Virginia, sold the property, a mixed-use development parcel, to a newly formed joint venture, Waterview L.L.C., in which we acquired a 25% interest. The JBG/TrizecHahn Waterview Venture L.L.C. recognized a gain on disposition of real estate of approximately $1.1 million in conjunction with such sale.

     As part of the periodic assessment of our real estate investments relative to both the extent to which such investments are consistent with our long-term real estate investment objectives and performance and prospects of each investment, we determined in the second quarter of 2004 that our investment in Main Street Partners, L.P., a joint venture through which we own a 50% interest in Bank One Center in Dallas, Texas, was impaired. As a result of the reassessment of the anticipated future operating results of such non-core investment, we determined that our investment in such joint venture was impaired. We recognized a provision for loss on investment of approximately $14.6 million to reduce the carrying value of such investment to its fair value.

     During the six months ended June 30, 2004, we made cash and non-cash contributions and advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $77.6 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $227.2 million. Included in distributions received from our unconsolidated real estate joint ventures is approximately $167.2 million of distributions received from the Swig Joint Ventures (defined hereinafter) due to proceeds received from the refinancing of its mortgage loan. This distribution exceeded our cumulative investment in the Swig Joint Ventures (defined hereinafter) by approximately $25.8 million, which has been recorded in other accrued liabilities. During the six months ended June 30, 2003, we made contributions and advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $20.3 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $11.6 million.

Financing Activities

     During the six months ended June 30, 2004, we used approximately $485.2 million in our financing activities due primarily to approximately $302.9 million of principal repayments on mortgage debt, approximately $238.3 million of repayments of mortgage debt and other loans upon property dispositions and approximately $6.6 million of financing fees related to refinancing of certain mortgage debt and financing costs incurred in conjunction with our $750.0 million unsecured credit facility. Additionally, we incurred and paid approximately $3.8 million in settlement of forward rate contracts used to lock into a maximum effective interest rate on certain mortgage debt. We also paid approximately $62.7 million in dividends to our stockholders. These uses were partially offset by proceeds from mortgage debt refinancings and proceeds from the issuance of common stock.

     During the six months ended June 30, 2003, we used approximately $189.4 million in our financing activities due primarily to approximately $100.1 million of principal repayments on mortgage debt, approximately $83.5 million of repayments of mortgage debt and other loans upon property dispositions, approximately $56.0 million of a net pay down of our revolving credit facility and approximately $1.4 million of financing fees. Additionally, we incurred and paid approximately $3.4 million in settlement of forward rate contracts used to lock into a maximum effective interest rate on certain mortgage debt. We also paid approximately $30.8 million in dividends to our stockholders. These uses were partially offset by proceeds from mortgage debt financings.

     Mortgage Debt and Other Loans

     At June 30, 2004, our consolidated debt was approximately $2.4 billion. The weighted average interest rate on our debt was approximately 5.95% and the weighted average maturity was approximately 4.2 years. The table that follows summarizes the mortgage and other loan debt at June 30, 2004 and December 31, 2003:

Debt Summary	June 30	December 31
	2004	2003
	(dollars in thousands)
Balance:
Fixed rate	$2,402,802	$2,608,877
Variable rate subject to interest rate caps	—	120,000
Variable rate	21	138,098

Total	$2,402,823	$2,866,975

Collateralized property	$2,383,875	$2,806,233
Other loans	18,948	60,742

Total	$2,402,823	$2,866,975

Percent of total debt:
Fixed rate	100.0%	91.0%
Variable rate subject to interest rate caps	—	4.2%
Variable rate	—	4.8%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	5.95%	5.95%
Variable rate subject to interest rate caps	—	3.91%
Variable rate	4.00%	4.20%

Total	5.95%	5.78%

Leverage ratio:
Debt to debt plus book equity	56.4%	59.2%

     Credit Facility

     We entered into a three-year, $350.0 million unsecured revolving credit facility, the 2001 Revolving Credit Facility, with a group of banks in the fourth quarter of 2001. In the fourth quarter of 2002, the group of banks unanimously agreed to amend and restate the 2001 Revolving Credit Facility, the 2002 Revolving Credit Facility. Generally, in exchange for the receipt of collateral, the group of banks agreed to provide more flexible financial covenants than had been originally negotiated. In June 2004, we retired the 2002 Revolving Credit Facility and entered into a $750.0 million unsecured credit facility with a group of banks, the 2004 Unsecured Credit Facility. The 2004 Unsecured Credit Facility consists of a $600.0 million revolving component and a $150.0 million term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% based on our total leverage, and matures in June 2007. The financial covenants, as defined in the 2004 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; the requirement; for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the 2004 Unsecured Credit Facility Agreement). If we are in default in respect of our obligations under the 2004 Unsecured Credit Facility Agreement, dividends will be limited to the amount necessary to maintain REIT status. At June 30, 2004, we were in compliance with these financial covenants. Certain conditions of the 2004 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time. In conjunction with the retirement of the 2002 Unsecured Credit Facility, we recorded a loss on early debt retirement of approximately $1.4 million comprised of the write-off of unamortized deferred financing costs.

     At June 30, 2004, the amount eligible to be borrowed under the 2004 Unsecured Credit Facility was approximately $372.7 million, none of which was drawn and outstanding. At December 31, 2003, the amount eligible to be borrowed under the 2002 Unsecured Credit Facility was approximately $217.0 million, none of which was drawn and outstanding.

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

     In February 2004, we paid off and retired the mortgage loan on Galleria Towers in Dallas, Texas. The mortgage loan had a principal balance of approximately $133.5 million, bore interest at a fixed rate of 6.79% and was scheduled to mature in May 2004. In conjunction with the pay off and retirement of the mortgage loan, we recorded a loss on early debt retirement of approximately $0.04 million, comprised primarily of the write-off of unamortized deferred financing costs.

     In June 2004, we paid off and retired the mortgage loan on 1065 Avenue of the Americas in New York, New York. The mortgage loan had a principal balance of approximately $36.5 million, bore interest at a fixed rate of 7.18% and was scheduled to mature in December 2004.

     In conjunction with the sale of real estate during the six months ended June 30, 2004, we paid off approximately $238.3 million of mortgage debt, resulting in a gain on early debt retirement of approximately $0.6 million comprised primarily of the forgiveness of debt, partially offset by the write-off of unamortized deferred financing costs.

     Hedging Activities

     At June 30, 2004 and December 31, 2003, we had outstanding interest rate swap contracts in the notional amount of $150.0 million, bearing a weighted average interest rate of 6.02% and maturing on March 15, 2008. In addition, at June 30, 2004 and December 31, 2003, we had outstanding interest rate swap contracts in the notional amount of $500.0 million, bearing a weighted average interest rate of 2.61% plus various spreads and maturing between July 1, 2005 and January 1, 2006. Due to the pay off and retirement of certain amounts of variable rate debt during the six months ended June 30, 2004 and due to the anticipated pay off and retirement of certain variable rate debt in the future, we de-designated interest rate swap contracts in the notional amount of $375.0 million. For the three and six months ended June 30, 2004, we recorded through earnings a derivative gain of approximately $0.5 million and a derivative loss of approximately $1.5 million, respectively, representing the total ineffectiveness of our interest rate swap contracts. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. At June 30, 2004 and December 31, 2003, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $9.8 million and $20.3 million at June 30, 2004 and December 31, 2003, respectively.

     We entered into interest rate cap contracts that expired in June 2004 on $120.0 million of our variable rate debt, which limited the underlying LIBOR interest rate on such debt to 6.5%. At December 31, 2003, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above at December 31, 2003, we entered into an interest rate cap contract that expired in April 2004 on approximately $584.7 million of our variable rate debt, which limited the underlying LIBOR rate on such debt to 11.01%. At December 31, 2003, the fair value of this interest rate cap contract was nominal.

     In April 2004, we elected to exercise the first of two one-year extensions on approximately $272.7 million of our variable interest rate commercial mortgage pass-through certificates, thereby extending the maturity date of such variable interest rate commercial mortgage pass-through certificates to April 2005. In conjunction with such extension, we entered into an interest rate cap agreement expiring on April 15, 2005 that limits the underlying LIBOR interest rate on the variable interest rate commercial mortgage pass-through certificates to 8.93%.

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of stockholders’ equity. The decrease in our leverage ratio from December 31, 2003 to June 30, 2004 was primarily attributable to the pay-down of existing debt upon the sale of non-core properties.

     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

     Unconsolidated Joint Venture Mortgage Debt

     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method of accounting. At June 30, 2004, our pro rata share of this debt amounted to approximately $430.3 million in the aggregate (approximately $232.7 million in the aggregate at December 31, 2003).

     In March 2004, 1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig, L.L.C., joint ventures through which we own 50% interests in The Grace Building and 1411 Broadway, respectively, together, the Swig Joint Ventures, repaid and retired a mortgage loan with a principal balance of approximately $39.8 million that bore interest at a rate of LIBOR plus 3.5%. We loaned our joint venture partner approximately $20.0 million in conjunction with the debt pay off and retirement. The loan to our joint venture partner bore interest at a rate of LIBOR plus 2.75%, was payable in full on the earlier of March 18, 2005 or the refinancing of the joint venture’s remaining mortgage loan, and was collateralized by the joint venture partner’s investment in the joint venture. The loan to our joint venture partner was repaid in full and retired in June 2004 in conjunction with the refinancing discussed below.

     In June 2004, the Swig Joint Ventures refinanced an approximately $206.9 million mortgage loan, which bore interest at a fixed rate of 7.50% and was scheduled to mature in March 2005, with two mortgage loans totaling approximately $600.0 million, bearing interest at an average fixed rate of 5.52% and scheduled to mature in July 2014. In May 2004, the Swig Joint Ventures entered into forward rate swap agreements to lock in a maximum effective interest rate on the refinanced mortgage loans. The forward rate swap agreements were entered into at current market rates and, therefore, had no initial cost. Upon closing of the refinanced mortgage loans, we advanced approximately $11.5 million to the Swig Joint Ventures and the Swig Joint Ventures paid approximately $11.5 million to settle the forward rate swap agreements, which has been recorded in other comprehensive income. We included this advance in other receivables at June 30, 2004. The approximately $11.5 million paid on settlement of the forward rate swap agreements will be amortized into interest expense over the life of the mortgage loan. The Swig Joint Ventures recorded a loss on early debt retirement of approximately $10.2 million comprised primarily of the write-off of unamortized deferred financing costs and a yield maintenance fee.

     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas. Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L. P., we sold a 50% interest in Plaza of the Americas to our joint venture partner for a net sales price of approximately $47.7 million, resulting in a loss on disposition of real estate, net, of approximately $20.9 million. In conjunction with the sale of our 50% interest in Plaza of the Americas, we determined that the fair value of Plaza of the Americas, based upon the contract price, was less than our carrying value of such asset. Accordingly, we recognized a provision for loss on real estate of approximately $12.7 million related to our 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

     In June 2004, Trizec Plaza of the Americas, L.P. entered into an approximately $68.0 million mortgage loan, bearing interest at a fixed rate of 5.12% and maturing in June 2011. Plaza of the Americas was removed from a pool of cross-collateralized loans that are part of a 2001 commercial mortgage-backed securities financing.

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

     Principal Repayments

     The table below segregates debt repayments between loans collateralized by our office properties and our other loans.

	Total Debt
	Office	Other	Total
	(dollars in thousands)
Principal repayments due in:
Balance of 2004	$114,530	$489	$115,019
2005	71,879	919	72,798
2006	700,385	627	701,012
2007	94,036	513	94,549
2008	673,648	518	674,166
Subsequent to 2008	729,397	15,882	745,279

Total	$2,383,875	$18,948	$2,402,823

Weighted average interest rate at June 30, 2004	5.95%	5.95%	5.95%

Weighted average term to maturity	4.2	6.6	4.2

Percentage of fixed rate debt including variable rate debt subject to interest rate caps and interest rate swap agreements	100.0%	99.9%	100.0%

Dividends

     On March 10, 2004, we declared a quarterly dividend of $0.20 per share of common stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. On June 14, 2004 we declared a quarterly dividend of $0.20 per share of common stock, payable on July 15, 2004, to the holders of record at the close of business on June 30, 2004. The aggregate amount of dividends paid on April 15, 2004 and July 15, 2004 totaled approximately $30.5 million and $30.5 million, respectively.

     On March 10, 2004, we declared an aggregate dividend of approximately $0.005 million for the Class F convertible stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. We accrued an additional approximately $0.001 million dividend for the Class F convertible stock on March 31, 2004 and June 30, 2004, respectively.

     On March 10, 2004, we declared an aggregate dividend of approximately $0.6 million for the special voting stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004, and accrued an additional approximately $0.7 million dividend for the special voting stock. On June 14, 2004, we declared an aggregate dividend of approximately $0.6 million for the special voting stock, payable on July 15, 2004, to the holders of record at the close of business on June 30, 2004, and accrued an additional approximately $0.6 million dividend for the special voting stock.

Provision for Loss on Real Estate

     During 2004, internal valuations indicated that the value of Gateway Center, located in Pittsburgh, Pennsylvania, had declined. Accordingly, a provision for loss on real estate in the amount of approximately $40.3 million was recorded in the second quarter of 2004. Gateway Center is currently encumbered by a mortgage loan in the amount of approximately $39.8 million. We have entered into discussions with the lender to restructure the terms of this loan.

     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L. P., we sold a 50% interest in Plaza of the Americas to our joint venture partner for a net sales price of approximately $47.7 million, resulting in a loss on disposition of real estate, net, of approximately $20.9 million. In conjunction with the sale of our 50% interest in Plaza of the Americas, we determined that the fair value of Plaza of the Americas, based upon the contract price, was less than our carrying vale of such asset. Accordingly, we recognized a provision for loss on real estate of approximately $12.7 million related to our 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

Provision for Loss on Discontinued Real Estate

     As part of the periodic assessment of our real estate properties relative to both the extent to which such assets are consistent with our long-term real estate investment objectives and the performance and prospects of each asset, we determined in the second quarter of 2004 that our investments in seven real estate properties were impaired. Given our strategy focused on owning core real estate in our seven core markets, we reduced our anticipated recovery period of certain of our remaining non-core assets. As a result of the reduction in the anticipated holding period, together with a reassessement of the anticipated future operating income of such non-core real estate properties and the effects of new competition and demand for the properties, we determined that our investments in the Borden Building, Park Central I, 1333 Main Street, Lakeside Centre, New Market Business Park, Bank of America — Columbia and Williams Center I & II were impaired. In accordance with SFAS No. 144, we recorded a provision for loss on discontinued real estate in the aggregate amount of approximately $78.3 million in the second quarter of 2004 to reduce the book value of such non-core assets to their estimated fair values.

Market Risk — Quantitative and Qualitative Information

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At June 30, 2004, all of our outstanding debt, other than less than 1%, or approximately $0.02 million of our outstanding debt, had fixed interest rates (including variable rate debt subject to interest rate caps and interest rate swap agreements), which minimizes the interest rate risk until the maturity of such outstanding debt.

     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At June 30, 2004, we had hedge contracts totaling $650.0 million. Hedge contracts totaling $150.0 million convert variable rate debt at LIBOR plus various spreads to a fixed rate of 6.02% and mature on March 15, 2008. Hedge contracts agreements totaling $500.0 million convert variable rate debt at LIBOR plus various spreads to a fixed rate of 2.61% plus various spreads and mature between July 1, 2005 and January 1, 2006. At June 30, 2004, such hedge contracts fixed the interest rate on approximately $552.9 million of our variable rate debt. Due to the pay off and retirement of certain amounts of variable rate debt during the six months ended June 30, 2004 and due to the anticipated pay off and retirement of certain variable rate debt in the future, we de-designated interest rate swap contracts in the notional amount of $375.0 million. For the six months ended June 30, 2004, we recorded through earnings a derivative loss of approximately $1.5 million, representing the total ineffectiveness of our interest rate swap contracts. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense in unhedged variable rate debt, which, in turn, could affect cash flows and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

     At June 30 2004, our total outstanding debt was approximately $2.4 billion, of which, approximately $0.02 million was variable rate debt after the impact of the hedge agreements. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 40 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by a nominal amount. If market rates of interest increased by 10%, the fair value of the total debt outstanding would decrease by approximately $37.1 million.

     Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10% (or approximately 40 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by a nominal amount. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $42.2 million.

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

Related Party Transactions

     On October 9, 2003, 4172352 Canada, Inc., an affiliate of Trizec Canada, Inc., contributed approximately $4.0 million to us in exchange for preferred membership units in an entity that indirectly held a 91.5% interest in the Hollywood & Highland Hotel. The holders of the preferred membership units were entitled to an initial dividend of 8% per annum, increasing to 12% per annum, as well as any unrecovered capital contribution at the time of liquidation. On February 27, 2004, we sold the Hollywood & Highland Hotel. We remitted approximately $4.6 million to 4172352 Canada, Inc. in full satisfaction of any outstanding dividends and unrecovered capital contribution.

Other

     In June 2004, we established a dividend reinvestment and stock purchase plan which allows stockholders to reinvest all or a portion of their dividends in additional shares of our common stock. The dividend reinvestment and stock purchase plan also allows non-stockholders to purchase shares of our common stock through the plan and provides both stockholders and non-stockholders the option to purchase shares of our common stock without paying fees or commissions by making optional cash investments of $0.0001 million to $0.01 million per month for current stockholders or $0.0003 million to $0.01 million per month for persons who are not current stockholders. Purchases of greater than $0.01 million per month can be accomplished by us granting a waiver to the $0.01 million limit.

Subsequent Events

     In July 2004, we paid off and retired the mortgage debt on Newport Tower in Jersey City, New Jersey. The mortgage debt had a principal balance of approximately $102.8 million, bore interest at a fixed rate of 7.09% and had a maturity date of November 2004.

     In July 2004, we paid down approximately $444.1 million of our variable rate commercial mortgage pass-through certificates primarily by drawing on the 2004 Unsecured Credit Facility. We paid an approximately $0.9 million prepayment fee related to this transaction.

     In July 2004, we reached an agreement to acquire Bank of America Plaza, located at 333 South Hope Street, Los Angeles, California, for approximately $440.0 million. The completion of the transaction is expected to occur during the third quarter of 2004 and remains subject to the satisfaction of customary closing conditions.

     In July 2004, we sold the Borden Building, located in Columbus, Ohio, for gross proceeds of approximately $29.9 million.

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

     The following table reflects our calculation of funds from operations for the three and six months ended June 30, 2004 and 2003:

	For the three months ended		For the six months ended
	June 30		June 30
	2004	2003	2004	2003
Net (loss) income available to common stockholders	$(138,162)	$10,710	$(54,859)	$68,749

Add/(deduct):
Loss (gain) on disposition of real estate, net	12,426	—	(2,345)	(11,351)
Loss (gain) on disposition of discontinued real estate, net	2,788	—	(29,608)	(8,526)
Gain on disposition of real estate from unconsolidated real estate joint ventures	(704)	—	(704)	(230)
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	43,522	50,066	90,115	100,550

Funds from operations available to common stockholders	$(80,130)	$60,776	$2,599	$149,192

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

     We did not sell any securities in the six months ended June 30, 2004 that were not registered under the Securities Act of 1933, as amended.

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

     During the period from May 8, 2002 to June 30, 2004, 2,024,731 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.

     During the period from May 8, 2002 to June 30, 2004, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were approximately $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.

     None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

Issuer Purchases of Equity Securities

     We do not have a stock repurchase program. However, during the quarter ended June 30, 2004, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased(a)	Per Share(a)	Programs(a)	Programs(a)
April 1, 2004 through April 30, 2004	—	—	N/A	N/A

May 1, 2004 through May 31, 2004	—	—	N/A	N/A

June 1, 2004 through June 30, 2004	5,403	$16.21	N/A	N/A

Total during Second Quarter Ended June 30, 2004	5,403	$16.21	N/A	N/A

(a)	The number of shares purchased represent the number of shares of our common stock deemed surrendered by our employees to satisfy their withholding tax obligations due to the vesting of shares of restricted common stock. For the purposes of this table, we determined the average price paid per share based on the trading price of our common stock as of the date of the determination of the withholding tax amounts relating to the vesting of shares of restricted stock. We do not currently have a stock repurchase program. We did not pay any cash consideration to repurchase these shares.

Item 4. Submission of Matters to a Vote of Security Holders

     Our 2004 annual meeting of stockholders was held on May 20, 2004. At the annual meeting, our stockholders took the following actions:

(1)	Elected ten directors to serve until the 2005 annual meeting of stockholders;

(2)	Ratified the re-appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004; and

(3)	Approved amendments to our certificate of incorporation to (a) authorize the future issuance of up to 50,000,000 shares of preferred stock and (b) eliminate the Series B convertible preferred stock and the Class C convertible preferred stock from our capital structure.

     We had 151,753,196 shares of common stock outstanding as of March 25, 2004, the record date of the annual meeting. At the annual meeting, holders of an aggregate of 142,718,818 shares of common stock were present in person or represented by proxy with respect to the three proposals indicated above. In addition, the sole holder of 100 shares of our special voting stock was represented by proxy with respect to the proposal to elect directors. The following sets forth detailed information regarding the results of the vote at the annual meeting:

Proposal 1.	Election of ten directors

Director	Votes For	Votes Withheld
Peter Munk	141,684,995	1,033,823
Timothy H. Callahan	141,735,000	983,818
L. Jay Cross	141,226,416	1,492,402
The Right Honourable Brian Mulroney	141,693,770	1,025,048
James J. O’Connor	139,722,467	2,996,351
Glenn J. Rufrano	140,222,841	2,495,977
Richard M. Thomson	140,217,646	2,501,172
Polyvios C. Vintiadis	140,221,733	2,497,085
Stephen R. Volk	141,234,320	1,484,498
Casey R. Wold	141,731,728	987,090

     In addition, all of the shares of our special voting stock were voted for the ten nominees listed above.

Proposal 2.	Ratification of the re-appointment of independent auditors

For	Against	Abstention	Broker Non-Votes
139,582,317	3,091,019	45,482	—

Proposal 3.	Approval of amendments to our certificate of incorporation relating to the authorization of 50,000,000 shares of preferred stock and the elimination of the Series B and Class C convertible preferred stock from our capital structure

For	Against	Abstention	Broker Non-Votes
106,471,038	29,084,827	227,726	6,935,227

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on May 20, 2004

10.1	Credit Agreement, dated as of June 29, 2004, among Trizec Properties, Inc. and Trizec Holdings, Inc., as Borrowers, the Lenders party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(b) Reports on Form 8-K

     The Corporation filed a current report on Form 8-K on April 15, 2004 under Item 5 of the Form, as amended by Amendment No. 1 on Form 8-K/A filed on June 25, 2004, which includes a description of certain material federal income tax considerations relating to the taxation of the Corporation as a real estate investment trust for federal income tax purposes and the purchase, ownership and disposition of the Corporation’s common stock, preferred stock and depositary shares.

     The Corporation filed a current report on Form 8-K on June 22, 2004 under Item 5 of the Form to revise its consolidated financial statements from those originally reported for the years ended December 31, 2003, 2002 and 2001 due to the reclassification of reported revenues and expenses and gain on sale of two retail properties sold in February 2004 to income from discontinued operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIZEC PROPERTIES, INC.
Date: August 6, 2004	By:	/s/ Michael C. Colleran
Michael C. Colleran
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant's principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on May 20, 2004

10.1	Credit Agreement, dated as of June 29, 2004, among Trizec Properties, Inc. and Trizec Holdings, Inc., as Borrowers, the Lenders party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications