Form 10-Q
period 2004-09-30
TRIZEC PROPERTIES INC
filed 2004-11-05
CIK 1161935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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
Yes [X] No [  ]

As of October 29, 2004, 151,918,599 shares of common stock, par value $0.01 per share, were issued and outstanding.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), relating to our business and financial outlook which are based on our current expectations, beliefs, projections, forecasts, future plans and strategies, and anticipated events or trends. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology. We intend these forward-looking statements, which are not guarantees of future performance and financial condition, to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements are not historical facts. Instead, such statements reflect estimates and assumptions and are subject to certain risks and uncertainties that are difficult to predict or anticipate. Therefore, actual outcomes and results may differ materially from those projected or anticipated in these forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, without limitation, the risks described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, as the same may be supplemented from time to time. These factors include, without limitation, the following:

•	changes in national and local economic conditions, including those economic conditions in our seven core markets;

•	the extent, duration and strength of any economic recovery;

•	our ability to maintain occupancy and to timely lease or re-lease office space;

•	the extent of any tenant bankruptcies and insolvencies;

•	our ability to sell our non-core office properties in a timely manner;

•	our ability to acquire office properties selectively in our core markets;

•	our ability to maintain REIT qualification and changes to U.S. tax laws that affect REITs;

•	Canadian tax laws that affect treatment of investment in U.S. real estate companies;

•	competitive environment in which we operate;

•	the cost and availability of debt and equity financing;

•	the effect of any impairment charges associated with asset dispositions or changes in market conditions;

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Trizec Properties, Inc.	Consolidated Balance Sheets (unaudited)

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

	September 30	December 31
$ in thousands, except per share amounts	2004	2003
Assets
Real estate	$4,622,809	$4,915,942
Less: accumulated depreciation	(663,890)	(642,627)

Real estate, net	3,958,919	4,273,315
Cash and cash equivalents	75,528	129,299
Escrows and restricted cash	57,965	72,862
Investment in unconsolidated real estate joint ventures	116,975	231,185
Office tenant receivables (net of allowance for doubtful accounts of $5,777 and $7,096 at September 30, 2004 and December 31, 2003, respectively)	10,320	9,887
Other receivables (net of allowance for doubtful accounts of $9,861 and $10,243 at September 30, 2004 and December 31, 2003, respectively)	9,168	18,687
Deferred rent receivables (net of allowance for doubtful accounts of $925 and $1,517 at September 30, 2004 and December 31, 2003, respectively)	146,140	148,847
Deferred charges, net	115,988	121,842
Prepaid expenses and other assets	172,217	120,805

Total Assets	$4,663,220	$5,126,729

Liabilities and Stockholders’ Equity
Liabilities
Mortgage debt and other loans	$2,457,053	$2,866,975
Trade, construction and tenant improvements payables	21,335	17,306
Accrued interest expense	11,361	9,092
Accrued operating expenses and property taxes	92,690	95,961
Other accrued liabilities	115,753	87,519
Dividends payable	33,175	31,567
Taxes payable	43,911	42,352

Total Liabilities	2,775,278	3,150,772

Commitments and Contingencies	—	—
Minority Interest	5,835	10,287

Special Voting and Class F Convertible Stock	200	200

Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, none issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, $0.01 par value, 151,944,202 and 151,058,491 issued at September 30, 2004 and December 31, 2003, respectively, and 151,912,588 and 151,040,480 outstanding at September 30, 2004 and December 31, 2003, respectively	1,519	1,510
Additional paid in capital	2,207,819	2,193,728
Accumulated deficit	(305,606)	(207,395)
Treasury stock, at cost, 31,614 and 18,011 shares at September 30, 2004 and December 31, 2003, respectively	(415)	(237)
Unearned compensation	(870)	(1,267)
Accumulated other comprehensive loss	(20,540)	(20,869)

Total Stockholders’ Equity	1,881,907	1,965,470

Total Liabilities and Stockholders’ Equity	$4,663,220	$5,126,729

See accompanying notes to the financial statements

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
$ in thousands, except per share amounts	2004	2003	2004	2003
Revenues
Rentals	$123,734	$124,521	$368,322	$374,272
Recoveries from tenants	24,847	23,919	73,225	73,492
Parking and other	21,458	18,419	57,636	55,428
Fee income	2,892	3,805	9,294	8,597

Total Revenues	172,931	170,664	508,477	511,789

Expenses
Operating	52,787	57,061	159,567	167,856
Property taxes	19,124	20,350	57,388	61,840
General and administrative, exclusive of stock option grant expense	13,077	9,884	26,083	28,505
Depreciation and amortization	36,918	33,361	104,483	100,669
Stock option grant expense	889	306	1,213	840
Provision for loss on real estate	—	—	12,749	—
Loss on and provision for loss on investment	—	15,303	14,558	15,303

Total Expenses	122,795	136,265	376,041	375,013

Operating Income	50,136	34,399	132,436	136,776

Other Income (Expense)
Interest and other income	955	1,903	3,581	3,964
Foreign currency exchange gain	—	—	3,340	—
(Loss) Gain on early debt retirement	(3,233)	—	(4,376)	3,363
Recovery on insurance claims	23	8	715	7,070
Interest expense	(36,917)	(38,362)	(108,567)	(112,515)
Derivative loss	(1,182)	—	(2,680)	—
Lawsuit settlement	—	26,709	94	26,709

Total Other Expense	(40,354)	(9,742)	(107,893)	(71,409)

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate, Net	9,782	24,657	24,543	65,367
Benefit (Provision) for income and other corporate taxes, net	431	10,692	(2,601)	7,786
Minority interest	5	(240)	(954)	(776)
Income from unconsolidated real estate joint ventures	2,979	4,359	11,248	17,974

Income from Continuing Operations	13,197	39,468	32,236	90,351
Discontinued Operations
Income from discontinued operations (net of recovery of provision for loss on discontinued real estate of $9,613 and provision for loss on discontinued real estate of $108,988 for the three and nine months ended September 30, 2004, respectively, and provision for loss on discontinued real estate of $3,572 and $18,164 for the three and nine months ended September 30, 2003, respectively)	17,865	1,676	(85,465)	1,078
Gain on disposition of discontinued real estate, net	18,233	20,182	47,841	28,708

Income (Loss) Before Gain on Disposition of Real Estate, Net	49,295	61,326	(5,388)	120,137
Gain on disposition of real estate, net	249	—	2,594	11,351

Net Income (Loss)	49,544	61,326	(2,794)	131,488

Special voting and Class F convertible stockholders’ dividends	(1,394)	(2,504)	(3,915)	(3,917)

Net Income (Loss) Available to Common Stockholders	$48,150	$58,822	$(6,709)	$127,571

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited)(Continued)

	For the three months ended		For the nine months ended
	September 30		September 30
$ in thousands, except per share amounts	2004	2003	2004	2003
Earnings per common share
Income from Continuing Operations Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.08	$0.25	$0.20	$0.65
Diluted	$0.08	$0.25	$0.20	$0.65
Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.32	$0.39	$(0.04)	$0.85
Diluted	$0.31	$0.39	$(0.04)	$0.85
Weighted average shares outstanding
Basic	151,762,294	149,933,043	151,499,708	149,834,920
Diluted	153,351,683	150,521,687	151,499,708	150,058,224

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Comprehensive Income (unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
$ in thousands	2004	2003	2004	2003
Net income (loss)	$49,544	$61,326	$(2,794)	$131,488

Other comprehensive income (loss):
Unrealized gains on investments in securities:
Unrealized foreign currency exchange gains arising during the period	159	8	30	171
Unrealized foreign currency exchange gains (losses) on foreign operations	20	(172)	(220)	1,903
Realized foreign currency exchange gain on foreign operations	—	—	(3,340)	—
Unrealized derivative (losses) gains:
Effective portion of interest rate contracts	(1,604)	6,801	10,864	(8,876)
Ineffective portion of interest rate contracts	522	—	2,020	—
Settlement of forward rate contracts	266	—	(9,025)	(3,437)

Total other comprehensive (loss) income	(637)	6,637	329	(10,239)

Net comprehensive income (loss)	$48,907	$67,963	$(2,465)	$121,249

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended
	September 30
$ in thousands	2004	2003
Cash Flows from Operating Activities
Net (Loss) Income	$(2,794)	$131,488
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from unconsolidated real estate joint ventures	(11,248)	(17,974)
Distributions from unconsolidated real estate joint ventures	11,248	17,974
Depreciation and amortization expense (including discontinued operations)	125,136	138,329
Amortization of financing costs	6,284	6,887
Amortization of value of acquired operating leases to rental revenue	(370)	—
Provision for bad debt	3,296	9,424
Gain on disposition of real estate (including discontinued operations)	(50,435)	(40,059)
Provision for loss on real estate (including discontinued operations)	121,737	18,164
Loss on and provision for loss on investment	14,558	15,303
Foreign currency exchange gain	(3,340)	—
Derivative loss	2,680	—
Loss (Gain) on early debt retirement	4,376	(3,363)
Lawsuit settlement	(94)	(26,709)
Minority interest	954	776
Amortization of unearned compensation	2,029	2,526
Compensation charge for net settlement of warrants	—	2,080
Stock option grant expense	1,213	840
Changes in assets and liabilities:
Escrows and restricted cash	20,395	2,495
Office tenant receivables	(3,509)	1,554
Other receivables	10,040	5,775
Deferred rent receivables	(16,941)	(19,529)
Prepaid expenses and other assets	(4,951)	(19,668)
Accounts payable, accrued liabilities and other liabilities	(18,340)	(48,023)

Net cash provided by operating activities	211,924	178,290

Cash Flows from Investing Activities
Real estate:
Tenant improvements and capital expenditures	(64,740)	(68,143)
Tenant leasing costs	(22,564)	(16,597)
Acquisitions	(418,076)	—
Dispositions	533,506	264,728
Development expenditures	—	(903)
Payment of minority interest	(5,152)	—
Contribution from minority interest	371	—
Escrows and restricted cash	(5,457)	5,682
Unconsolidated real estate joint ventures:
Investments	(47,509)	(22,619)
Distributions	224,844	166

Net cash provided by investing activities	195,223	162,314

Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	362,000	85,862
Principal repayments	(856,280)	(112,260)
Repaid on dispositions	(238,343)	(106,755)
Draws on credit line	749,000	155,100
Paydowns on credit line	(384,000)	(245,100)
Financing expenditures	(6,906)	(2,150)
Settlement of forward contracts	(3,767)	(3,437)
Issuance of common stock	11,187	50
Dividends	(93,809)	(61,488)

Net cash used in financing activities	(460,918)	(290,178)

Net (Decrease) Increase in Cash and Cash Equivalents	(53,771)	50,426
Cash and Cash Equivalents, beginning of period	129,299	62,253

Cash and Cash Equivalents, end of period	$75,528	$112,679

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited) (Continued)

	For the nine months ended
	September 30
$ in thousands	2004	2003
Supplemental Cash Flow Disclosures:
Cash paid during the period for:
Interest, inclusive of interest capitalized	$112,739	$130,984

Taxes	$7,705	$54,974

Write-off of provision for bad debt	$5,589	$13,339

Write-off of retired assets	$30,379	$28,477

Non-cash investing and financing activities:
Dividends payable on common stock, special voting stock and Class F convertible stock	$33,175	$32,614

Mortgage debt and other loans assumed by purchasers upon property dispositions	$41,106	$25,594

Forgiveness of debt upon property disposition	$1,237	$—

Forgiveness of debt upon conveyance of property	$—	$17,896

Non-cash issuance of restricted stock	$—	$3,788

Changes in accounts due to non-cash contribution into an unconsolidated real estate joint venture:
Investment in unconsolidated real estate joint ventures	$48,000

Real estate	$(48,000)

Changes in accounts due to basis differential adjustment in connection with non-cash contribution to an unconsolidated real estate joint venture:
Investment in unconsolidated real estate joint ventures	$5,148

Deferred rent receivables, net	$(1,768)

Deferred charges, net	$(1,195)

Prepaid expenses and other assets	$(2,185)

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Purchase of real estate	$420,693
Accrued operating expenses and real estate taxes	(1,200)
Other accrued liabilities	(1,417)

Acquisition of real estate	$418,076

See accompanying notes to the financial statements.

Notes to the Financial Statements
$ in thousands, except per share amounts

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

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

Trizec Properties is a self-managed, publicly traded United States (“U.S.”) REIT. At September 30, 2004, the Corporation had ownership interests in a portfolio of 58 U.S. office properties concentrated in the metropolitan areas of seven major U.S. cities, comprising approximately 41.4 million square feet, or approximately 37.9 million square feet based on its pro rata economic ownership interests in unconsolidated real estate joint ventures. At September 30, 2004, the occupancy of the Corporation’s 58 U.S. office properties was approximately 88.1%, or approximately 88.2% based on its pro rata economic ownership interests in unconsolidated real estate joint ventures.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying interim consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 include the accounts and operating results of the Corporation and its subsidiaries. All significant intercompany transactions have been eliminated.

The Corporation consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (“VIE”), as defined in the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities – an interpretation of ARB 51” (“FIN No. 46R”). The Corporation also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Corporation does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) the Corporation’s investment is passive.

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts will differ from those estimates used in the preparation of these financial statements.

b.	Interim Financial Statements

The accompanying interim financial statements and related notes are unaudited; however, the financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. These financial statements should be read in

Notes to the Financial Statements
$ in thousands, except per share amounts

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, Continued

b.	Interim Financial Statements, Continued

conjunction with the Corporation’s financial statements and notes thereto contained in the Corporation’s 2003 Annual Report on Form 10-K, as amended by the Corporation’s Report on Form 8-K filed with the SEC on June 22, 2004.

c.	Stock Based Compensation

Effective July 1, 2003, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” (“SFAS No. 148”). The Corporation is applying the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee stock options granted after December 31, 2002. For employee stock option grants accounted for under SFAS No. 123, compensation cost is measured as the fair value of the stock option at the date of grant. This compensation cost is expensed over the vesting period. For employee stock options issued prior to January 1, 2003, the Corporation will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. For employee stock option grants accounted for under APB No. 25, compensation cost is measured as the excess, if any, of the fair value of the Corporation’s common stock at the date of grant over the exercise price of the options granted. This compensation cost, if any, is expensed over the vesting period. Except as detailed in Note 18 of the Corporation’s 2003 Annual Report on Form 10-K with respect to employee stock options that were granted in connection with the Reorganization, the Corporation’s policy is to grant options with an exercise price equal to the fair value of the Corporation’s common stock at the date of the grant. Stock option grant expense of $889 and $306 was recognized for the three months ended September 30, 2004 and 2003, respectively. Stock option grant expense of $1,213 and $840 was recognized for the nine months ended September 30, 2004 and 2003, respectively.

The following reconciles net income available to common stockholders to pro forma net income available to common stockholders and presents reported earnings per share (“EPS”) and pro forma EPS, in each case, as if the fair value based method of accounting for employee stock options as prescribed under the provisions of SFAS No. 123 had been applied to all outstanding and unvested employee stock options.

Notes to the Financial Statements
$ in thousands, except per share amounts

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, Continued

c.	Stock Based Compensation, Continued

	For the three months ended		For the nine months ended
	September 30		September 30
	2004	2003	2004	2003
Net income (loss) available to common stockholders, as reported	$48,150	$58,822	$(6,709)	$127,571
Add back:
Stock option grant expense, as reported	889	306	1,213	840
Deduct:
Stock option grant expense, pro forma	(1,050)	(815)	(1,560)	(2,598)

Net income (loss) available to common stockholders, pro forma	$47,989	$58,313	$(7,056)	$125,813

Net income (loss) available to common stockholders per weighted average common share outstanding:
Basic, as reported	$0.32	$0.39	$(0.04)	$0.85

Basic, pro forma	$0.32	$0.39	$(0.05)	$0.84

Diluted, as reported	$0.31	$0.39	$(0.04)	$0.85

Diluted, pro forma	$0.31	$0.39	$(0.05)	$0.84

d.	Reclassifications

Certain reclassifications have been made to the consolidated balance sheet and consolidated statements of operations and cash flows. These reclassifications have not changed the Corporation’s financial position as of December 31, 2003 or consolidated results of operations or cash flows for the three and nine months ended September 30, 2003.

3.	REAL ESTATE

The Corporation’s investment in real estate is comprised of:

	September 30	December 31
	2004	2003
Properties:
Held for the long term, net	$3,551,303	$4,048,178
Held for disposition, net	407,616	225,137

	$3,958,919	$4,273,315

Notes to the Financial Statements
$ in thousands, except per share amounts

3.	REAL ESTATE, Continued

a.	Properties – Held for the Long Term

	September 30	December 31
	2004	2003
Rental properties:
Land	$483,759	$529,430
Buildings and improvements	3,340,452	3,806,219
Tenant improvements	271,543	301,160
Furniture, fixtures and equipment	6,610	7,811

	4,102,364	4,644,620
Less: accumulated depreciation	(575,491)	(629,607)

	3,526,873	4,015,013
Properties held for development	24,430	33,165

Properties held for the long term, net	$3,551,303	$4,048,178

b.	Properties – Held for Disposition

	September 30	December 31
	2004	2003
Rental properties, net	$407,252	$212,178
Properties held for development	364	12,959

Properties held for disposition, net	$407,616	$225,137

Properties held for disposition include certain properties that the Corporation has decided to dispose of over a reasonable sales period.

(i)	At December 31, 2002, Paseo Colorado in Pasadena, California and 151 Front Street in Toronto, Ontario were held for disposition subject to the transition rules of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and, accordingly, the Corporation accounted for these properties pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). On January 15, 2003, the Corporation sold Paseo Colorado and, therefore, 151 Front Street remained the sole property held for disposition in accordance with SFAS No. 121 at December 31, 2003. On January 15, 2004, the Corporation sold 151 Front Street. Therefore, no properties were held for disposition in accordance with SFAS No. 121 at September 30, 2004.

In accordance with SFAS No. 121, the results of operations of Paseo Colorado and 151 Front Street are included, for all periods presented, in the revenues and expenses of the Corporation. The following summarizes the combined condensed results of operations for Paseo Colorado and 151 Front Street through the earlier of their respective sale dates or the three and nine months ended September 30, 2004 and 2003.

	For the three months ended		For the nine months ended
	September 30		September 30
	2004	2003	2004	2003
Total revenues	$—	$2,342	$507	$7,664
Operating expenses	—	(953)	(374)	(3,556)
Property taxes	—	(437)	(75)	(1,274)
Interest and other income	—	2	(68)	7
Interest expense	—	(341)	(100)	(1,086)

Income (loss)	$—	$613	$(110)	$1,755

Notes to the Financial Statements
$ in thousands, except per share amounts

3.	REAL ESTATE, Continued

b.	Properties – Held for Disposition, Continued

(ii)	The table below summarizes the Corporation’s properties designated as held for disposition pursuant to SFAS No. 144.

		Date
		Designated
		as Held for	Provision	Date
Property	Location	Disposition	Taken	Disposed
Goddard Corporate Park	Lanham, MD	Dec-02	—	Feb-03
Rosslyn Gateway	Arlington, VA	Dec-02	—	Mar-03
Esperante Office Building	W. Palm Beach, FL	Mar-03	—	Sep-03
Clark Tower	Memphis, TN	Jun-03	$14,592	Aug-03
Minnesota Center	Minneapolis, MN	Sep-03	3,572	Oct-03
9800 La Cienega	Los Angeles, CA	Dec-03	—	Nov-03
Park Central II	Dallas, TX	Dec-03	—	Dec-03
Desert Passage	Las Vegas, NV	Dec-03	—	Dec-03
Hollywood & Highland Retail	Los Angeles, CA	Feb-04	—	Feb-04
Hollywood & Highland Hotel	Los Angeles, CA	Feb-04	—	Feb-04
1441 Main Street	Columbia, SC	Jun-04	—	Jun-04
St. Louis Place	St. Louis, MO	Jun-04	—	Jun-04
Borden Building	Columbus, OH	Jun-04	22,095	Jul-04
Park Central I	Dallas, TX	Jun-04	2,703	Aug-04
1333 Main Street	Columbia, SC	Jun-04	7,023	Aug-04
3700 Bay Area Blvd.	Houston, TX	Jun-04	—	Sep-04
Lakeside Centre and New Market Business Park	Atlanta, GA	Jun-04	10,261	N/A
Bank of America-Columbia	Columbia, SC	Jun-04	3,525	N/A
Williams Center I & II	Tulsa, OK	Jun-04	23,051	N/A
Capital Center II & III	Sacramento, CA	Sep-04	—	Sep-04
Silver Spring Centre	Silver Spring, MD	Sep-04	—	N/A
Gateway Center	Pittsburgh, PA	Sep-04	40,330 (1)	N/A
110 William Street	New York, NY	Sep-04	—	N/A
250 West Pratt Street	Baltimore, MD	Sep-04	—	N/A
Shoreline Square	Long Beach, CA	Sep-04	—	N/A

(1) Provision taken in second quarter of 2004.

In accordance with SFAS No. 144, the results of operations and gains or losses on disposition, if any, for the seventeen properties previously designated as held for disposition and sold prior to September 30, 2004, for all periods presented, have been reported as discontinued operations. In addition, in accordance with SFAS No. 144, the results of operations of the nine properties designated as held for disposition and not sold, for all periods presented, have been reported as discontinued operations.

The following summarizes the combined condensed results of operations, excluding any gains or losses on disposition, of the seventeen properties previously designated as held for disposition and sold prior to September 30, 2004 and the nine properties designated as held for disposition and not sold, through the earlier of their respective disposition dates or the three and nine months ended September 30, 2004 and 2003, respectively.

Notes to the Financial Statements
$ in thousands, except per share amounts

3.	REAL ESTATE, Continued

b.	Properties – Held for Disposition, Continued

	For the three months ended		For the nine months ended
	September 30		September 30
	2004	2003	2004	2003
Total revenues	$29,588	$55,430	$106,870	$176,555
Operating expenses	(12,266)	(25,027)	(42,991)	(77,755)
Property taxes	(2,990)	(5,003)	(10,432)	(15,517)
Depreciation and amortization	(4,244)	(12,186)	(20,653)	(37,660)
Recovery of provision for loss (provision for loss) on discontinued real estate	9,613	(3,572)	(108,988)	(18,164)
Interest and other income	175	308	3,472	1,200
Interest expense	(2,011)	(8,274)	(12,743)	(27,581)

Income from discontinued operations, net of provision for loss on discontinued real estate	$17,865	$1,676	$(85,465)	$1,078

c.	Gain on Disposition of Real Estate, Net, During the Nine Months Ended September 30, 2004 Pursuant to Transition Rules of SFAS No. 144

Date			Rentable	Net Sale	Gain
Sold	Property	Location	Sq. Ft.	Price	On Sale
January 15	151 Front Street	Toronto, ON	272,000	$58,228	$20,615

		Tax expense related to sale			(5,447)

					$15,168

In conjunction with the sale of 151 Front Street in Toronto, Ontario, the Corporation recognized a foreign currency exchange gain of approximately $3,340 representing the accumulated foreign currency translation adjustments related to the operations of the property through the date of sale.

d.	Loss on Disposition of Real Estate, Net

Date			Rentable	Net Sale	Gain (Loss)
Sold	Property	Location	Sq. Ft.	Price	On Sale
May 10	Residual land	Sarasota, FL	—	$1,005	$1,005
May 18	Plaza of the Americas(l)	Dallas, TX	588,000 (2)	$47,668	(20,847)
June 14	Woodbridge land	Woodbridge, VA	—	15,359	7,380

				$64,032	$(12,462)

		Tax expense related to sales			(112)

					$(12,574)

(1)	On May 18, 2004, the Corporation sold a 50% interest in Plaza of the Americas and formed Trizec Plaza of the Americas L.P. joint venture. See discussion below.

(2)	Represents 50% of rentable square feet.

Notes to the Financial Statements
$ in thousands, except per share amounts

3.	REAL ESTATE, Continued

e.	Gain on Disposition of Discontinued Real Estate, Net, During the Nine Months Ended September 30, 2004 Designated as Held for Disposition Pursuant to SFAS No. 144

Date			Rentable	Net Sales	Gain (Loss)
Sold	Property	Location	Sq. Ft.	Price	On Sale
February 27	Hollywood & Highland Retail	Los Angeles, CA	645,000	$114,415	$23,583
February 27	Hollywood & Highland Hotel	Los Angeles, CA	600,000	84,332	8,607
June 24	1441 Main Street	Columbia, SC	274,000	26,415	6,020
June 30	St. Louis Place	St. Louis, MO	337,000	30,097	(8,847)
July 30	Borden Building	Columbus, OH	569,000	28,305	(274)
August 20	Park Central I	Dallas, TX	128,000	4,668	(281)
August 27	1333 Main Street	Columbia, SC	225,000	12,087	112
September 22	Capital Center II & III	Sacramento, CA	529,000	68,940	15,607
September 28	3700 Bay Area Blvd	Houston, TX	399,000	41,843	3,606

				$411,102	$48,133

		Tax expense related to sales			(292)

					$47,841

f.	Acquisitions of Real Estate During the Nine Months Ended September 30, 2004

				Net
Date			Rentable	Purchase
Purchased	Property	Location	Sq. Ft.	Price
August 27	Bank of America Plaza	Los Angeles, CA	1,422,000	420,693

On August 27, 2004, the Corporation acquired Bank of America Plaza, located at 333 South Hope Street, Los Angeles, California, from an unrelated third party for a net purchase price of approximately $420,693. The acquisition was financed with two non-recourse mortgage loans totaling approximately $242,000, bearing interest at an average fixed rate of 5.31% and scheduled to mature in September 2014. The remainder of the purchase price was funded from proceeds from the Corporation’s 2004 Unsecured Credit Facility (hereinafter defined).

In accordance with SFAS No. 141, “Business Combination,” the Corporation allocated the net purchase price of the property acquired as follows:

Land	$49,788
Building and Improvements	286,735
Chiller Plant	10,714
Tenant Improvements	9,147
Leasing Commissions	6,348
In-Place Lease Value at Market	62,441
Above Market Lease Value	5,262
Below Market Lease Value	(9,742)

$420,693

4.	PROVISION FOR LOSS ON REAL ESTATE

In May 2004, the Corporation entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas (“Trizec Plaza of the Americas, L.P.”). Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by the Corporation. In conjunction with the formation of Trizec Plaza of the Americas, L. P., the Corporation sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47,668, resulting in a loss on disposition of real estate, net, of approximately $20,959, for the sale of the 50% interest. In conjunction with the sale of its 50% interest in Plaza of the Americas, the Corporation

Notes to the Financial Statements
$ in thousands, except per share amounts

4.	PROVISION FOR LOSS ON REAL ESTATE, Continued

determined that the fair value of Plaza of the Americas, based upon the contract price, was less than the Corporation’s carrying value of such asset. Accordingly, the Corporation recognized a provision for loss on real estate of approximately $12,749 related to its 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

5.	RECOVERY OF PROVISION FOR LOSS ON DISCONTINUED REAL ESTATE AND PROVISION FOR LOSS ON DISCONTINUED REAL ESTATE

As part of the periodic assessment of the Corporation’s real estate properties relative to both the extent to which such assets are consistent with the Corporation’s long-term real estate investment objectives and the performance and prospects of each asset, the Corporation determined in the second quarter of 2004 that its investments in seven real estate properties were impaired. Given the Corporation’s strategy focused on owning core real estate in its seven core markets, the Corporation reduced its anticipated recovery period for certain of its remaining non-core assets. As a result of the reduction in the anticipated holding period, together with a reassessement of the anticipated future operating income of such non-core real estate properties and the effects of new competition and demand for the properties, the Corporation determined that its investments in the Borden Building, Park Central I, 1333 Main Street, Lakeside Centre, New Market Business Park, Bank of America – Columbia and Williams Center I & II were impaired. In accordance with SFAS No. 144, the Corporation recorded a provision for loss on discontinued real estate in the aggregate amount of approximately $78,271 in the second quarter of 2004 to reduce the book value of such non-core assets to their estimated fair values. During the third quarter of 2004, the Corporation entered into agreements to sell Lakeside Centre, New Market Business Park and Bank of America- Columbia at sales prices in excess of previous expectations. In accordance with SFAS No. 144, the Corporation reduced its provision for loss on discontinued real estate in the aggregate amount of approximately $9,613 to increase the book values of Lakeside Centre, New Market Business Park and Bank of America- Columbia to their fair values based upon established contract prices, less estimated costs to sell.

During the second quarter of 2004, internal valuations indicated that the value of Gateway Center, located in Pittsburgh, Pennsylvania, had declined. Accordingly, a provision for loss on real estate in the amount of approximately $40,330 was recorded in the second quarter of 2004. Gateway Center is encumbered by a mortgage loan in the principal amount of approximately $39,838. In August 2004, the Corporation received a notice of default related to the debt service from the lender of the mortgage loan on Gateway Center. In September 2004, the Corporation and the lender of the mortgage loan on Gateway Center agreed to modify certain terms of this mortgage loan primarily to reduce the yield maintenance penalty upon prepayment of the mortgage loan, as well as to allow the lender of the mortgage loan to participate in sales proceeds in excess of certain debt repayment and debt repayment costs upon the sale of Gateway Center. In conjunction with this loan modification, the lender of the mortgage loan granted a forbearance with respect to any default by the Corporation under the terms of the mortgage loan prior to modification. If the Corporation defaults on any of the terms of the loan modification, the forbearance becomes null and void and the lender of the mortgage loan is entitled to exercise all of its rights and remedies under the original mortgage loan, including acceleration of the payment of the mortgage loan in full.

In accordance with SFAS No. 144, the results of operations of Gateway Center, the Borden Building, Park Central I, 1333 Main Street, Lakeside Centre, New Market Business Park, Bank of America – Columbia and Williams Center I & II have been reported as discontinued operations for all periods presented.

6.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES

The Corporation participates in unconsolidated real estate joint ventures in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.

Notes to the Financial Statements
$ in thousands, except per share amounts

6.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, Continued

a.	The following is a summary of the Corporation’s ownership in unconsolidated real estate joint ventures at September 30, 2004 and December 31, 2003:

		Legal Interest(1)
		September	December
Entity	Property and Location	30, 2004	31, 2003
Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, L.P.	Bank One Center, Dallas, TX	50%	50%
1114 TrizecHahn-Swig, L.L.C.	The Grace Building, New York, NY	50%	50%
1411 TrizecHahn-Swig, L.L.C.	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig L.L.C./1460 Fee TrizecHahn Swig L.L.C.	1460 Broadway, New York, NY	50%	50%
JBG/TrizecHahn Waterview Venture L.L.C.	Waterview Development, Arlington, VA(2)(3)	-%	80%
Waterview L.P.	Waterview Development, Arlington, VA(3)	25%	-%
TrizecHahn Hollywood Hotel L.L.C.	Hollywood & Highland Hotel, Los Angeles,CA(4)	-%	91.5%
Trizec Plaza of the Americas, L.P.	Plaza of the Americas, Dallas, TX(5)	50%	-%

(1)	The amounts shown above approximate the Corporation’s legal ownership interest as of September 30, 2004 and December 31, 2003. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

(2)	This property was not consolidated as the minority member had substantive participating rights that afforded the minority member equal voting rights on all major decisions as well as final approval of the operating and capital expenditures budgets.

(3)	On April 30, 2004 the members of the JBG/TrizecHahn Waterview Venture L.L.C. sold the property to a newly formed joint venture, Waterview L.P., in which the Corporation acquired a 25% interest. See discussion below.

(4)	This property was consolidated as of December 31, 2003 in accordance with FIN No. 46R. The Corporation sold this property on February 27, 2004.

(5)	On May 18, 2004, the Corporation sold a 50% interest in Plaza of the Americas and formed Trizec Plaza of the Americas L.P. joint venture. See discussion below.

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

Notes to the Financial Statements
$ in thousands, except per share amounts

6.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, Continued

b.	Unconsolidated Real Estate Joint Venture Financial Information, Continued

Balance Sheet Information

	September 30	December 31
	2004	2003
Assets
Real estate, net	$519,937	$426,450
Other assets	243,540	146,057

Total assets	$763,477	$572,507

Liabilities and equity
Mortgage debt and other loans	$851,113	$452,609
Other liabilities	42,217	23,248
Partners’ equity	(129,853)	96,650

Total liabilities and equity	$763,477	$572,507

Corporation’s share of equity	$(80,267)	$55,582
Net excess of cost of investments over the net book value of underlying assets	167,655	175,603
Reclassification of distributions in excess of investment in an unconsolidated joint venture	29,587	—

Carrying value of Corporation’s investment in unconsolidated real estate joint ventures	$116,975	$231,185

Corporation’s share of mortgage debt	$420,409	$232,712

In March 2004, 1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig, L.L.C., joint ventures through which the Corporation owns approximately 50% interests in The Grace Building and 1411 Broadway, respectively, (together, the “Swig Joint Ventures”) repaid and retired a mortgage loan with a principal balance of approximately $39,843 that bore interest at a rate of LIBOR plus 3.5%. The Corporation loaned its joint venture partner approximately $20,030 in conjunction with the debt pay off and retirement. The loan to the Corporation’s joint venture partner bore interest at a rate of LIBOR plus 2.75%, was payable in full on the earlier of March 18, 2005 or the date of the refinancing of the joint venture’s remaining mortgage loan, and was collateralized by the joint venture partner’s investment in the joint venture. The Corporation’s loan to its joint venture partner was repaid in full and retired in June 2004 in conjunction with the refinancing discussed below.

In June 2004, the Swig Joint Ventures refinanced an approximately $206,868 mortgage loan, which bore interest at a fixed rate of 7.50% and was scheduled to mature in March 2005, with two mortgage loans totaling approximately $600,000, bearing interest at an average fixed rate of 5.52% and scheduled to mature in July 2014. In May 2004, the Swig Joint Ventures entered into forward rate swap agreements to lock in a maximum effective interest rate on the refinanced mortgage loans. The forward rate swap agreements were entered into at current market rates and, therefore, had no initial cost. Upon closing of the refinanced mortgage loans, the Corporation advanced approximately $11,540 to the Swig Joint Ventures and the Swig Joint Ventures paid approximately $11,540 to settle the forward rate swap agreements, which has been recorded in other comprehensive income. The approximately $11,540 paid on settlement of the forward rate swap agreements will be amortized into interest expense over the life of the mortgage loan. The Swig Joint Ventures repaid the approximately $11,540 advance in the third quarter of 2004. The Swig Joint Ventures recorded a loss on early debt retirement of approximately $10,150 comprised primarily of the write-off of unamortized deferred financing costs and a yield maintenance fee.

In May 2004, the Corporation entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas. Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by the Corporation. In conjunction with the formation of Trizec Plaza of the Americas, L.P., the Corporation sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47,668, resulting in a loss on disposition of real estate, net, of approximately $20,959, for the sale of the 50% interest. In conjunction with the sale of its 50% interest in Plaza of the Americas, the Corporation determined that the fair value of Plaza of the Americas, based upon the contract price, was less than the Corporation’s carrying value of such asset. Accordingly,

Notes to the Financial Statements
$ in thousands, except per share amounts

6.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, Continued

b.	Unconsolidated Real Estate Joint Venture Financial Information, Continued

the Corporation recognized a provision for loss on real estate of approximately $12,749 related to its 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

In June 2004, Trizec Plaza of the Americas, L.P. entered into an approximately $68,000 mortgage loan, bearing interest at a fixed rate of 5.12% and maturing in July 2011. Plaza of the Americas was removed from a pool of cross-collateralized loans that are part of a 2001 commercial mortgage-backed securities financing.

In April 2004, the JBG/TrizecHahn Waterview Venture L.L.C., a joint venture through which the Corporation owned an 80% interest in the Waterview Development, located in Arlington, Virginia, sold the property, a mixed-use development land parcel, to a newly formed joint venture, Waterview L.P., in which the Corporation acquired a 25% interest. The JBG/TrizecHahn Waterview Venture L.L.C. recognized a gain on disposition of real estate of approximately $1,080 in conjunction with such sale.

As part of the periodic assessment of the Corporation’s real estate investments relative to both the extent to which such investments are consistent with the Corporation’s long-term real estate investment objectives and performance and prospects of each investment, the Corporation determined in the second quarter of 2004 that its investment in Main Street Partners, L.P., a joint venture through which the Corporation owns a 50% interest in Bank One Center in Dallas, Texas, was impaired. As a result of the reassessment of the anticipated future operating results of such non-core investment, the Corporation determined that its investment in such joint venture was impaired. The Corporation recognized a provision for loss on investment of approximately $14,558 to reduce the carrying value of such investment to its fair value. In addition, in August 2004, Main Street Partners, L.P. repaid and retired the mezzanine loan on Bank One Center. The mezzanine loan had a principal balance of approximately $19,102, bore interest at a variable rate of 11.90% and was scheduled to mature in December 2004. Main Street Partners, L.P. recorded a loss on early debt retirement of approximately $34 comprised of the write off of unamortized deferred financing costs.

During the nine months ended September 30, 2004, the Corporation made cash and non-cash contributions and advances to its unconsolidated real estate joint ventures in the aggregate amount of approximately $95,509, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $236,092. Included in distributions received from the Corporation’s unconsolidated real estate joint ventures is approximately $167,165 of distributions received from the Swig Joint Ventures due to proceeds received from the refinancing of its mortgage loan. This distribution has exceeded the Corporation’s cumulative investment in the Swig Joint Ventures by approximately $29,587, which has been recorded in other accrued liabilities as the Corporation is committed to provide financial support to the Swig Joint Ventures in the future. During the nine months ended September 30, 2003, the Corporation made contributions and advances to its unconsolidated real estate joint ventures in the aggregate amount of approximately $22,619, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $18,140.

Notes to the Financial Statements
$ in thousands, except per share amounts

6.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, Continued

b.	Unconsolidated Real Estate Joint Venture Financial Information, Continued

Income Statement Information

	For the three months ended		For the nine months ended
	September 30		September 30
	2004	2003	2004	2003
Total Revenues	$51,971	$52,413	$146,716	$156,516

Expenses
Operating and other	31,859	24,702	70,667	71,508
Depreciation and amortization	6,248	6,608	16,779	19,309

Total Expenses	38,107	31,310	87,446	90,817

Other Income (Expense)
Interest and other income	274	111	663	479
(Loss) Gain on early debt retirement	(34)	—	(10,184)	4,124
Interest expense	(13,635)	(9,794)	(30,368)	(29,412)

Total Other Expense	(13,395)	(9,683)	(39,889)	(24,809)

Income before Gain on Disposition of Real Estate	469	11,420	19,381	40,890
Gain on disposition of real estate	—	—	1,080	1,142

Net Income	$469	$11,420	$20,461	$42,032

Corporation’s share of net income	$2,979	$4,359	$11,248	$17,974

Included in total revenues for the nine months ended September 30, 2003 is a termination fee of approximately $5,503 received from General Motors Corporation, which occupied the majority of New Center One and also was our joint venture partner through one of its affiliates, New-Cen Commercial Corporation.

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

Notes to the Financial Statements
$ in thousands, except per share amounts

8.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY

	Properties Held for the		Properties Held for
	Long Term		Disposition		Total Debt
	Weighted		Weighted		Weighted		Weighted
	average		average		average		average
	interest		interest		interest		interest
	rates at		rates at		rates at		rates at
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Dec. 31,	Dec. 31,
	2004	2004	2004	2004	2004	2004	2003	2003
Collateralized property loans:
At fixed rates	6.34%	$1,984,898	7.58%	$88,460	6.39%	$2,073,358	5.99%	$2,548,340
At variable rates (subject to interest rate caps)	—	—	—	—	—	—	3.91%	120,000
At variable rates	—	—	—	—	—	—	4.20%	137,893
Other loans:
At fixed rates	6.01%	18,695	—	—	6.01%	18,695	4.32%	60,537
At variable rates	—	—	—	—	—	—	4.00%	205

	6.34%	$2,003,593	7.58%	$88,460	6.39%	$2,092,053	5.78%	$2,866,975

Unsecured credit facility					3.43%	365,000	—	—

					5.95%	$2,457,053	5.78%	$2,866,975

Certain of the Corporation’s loans are cross-collateralized with, or subject to cross-default or cross-acceleration provisions in, other loans.

a.	Collateralized Property Loans

Property loans are collateralized by deeds of trust or mortgages on properties and mature at various dates between March 2005 and September 2014.

At September 30, 2004 and December 31, 2003, the Corporation had outstanding interest rate swap contracts in the notional amount of $150,000, bearing a weighted average interest rate of 6.02% and maturing on March 15, 2008. In addition, at September 30, 2004 and December 31, 2003, the Corporation had outstanding interest rate swap contracts in the notional amount of $500,000, bearing a weighted average interest rate of 2.61% plus various spreads and maturing between July 1, 2005 and January 1, 2006. Due to the pay off and retirement of certain amounts of variable rate debt during the nine months ended September 30, 2004, the Corporation de-designated interest rate swap contracts in the notional amount of $375,000. For the three and nine months ended September 30, 2004, the Corporation recorded through earnings a derivative loss of approximately $1,182 and $2,680, respectively, representing the total ineffectiveness of the Corporation’s interest rate swap contracts. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. At September 30, 2004 and December 31, 2003, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $12,384 and $20,325 at September 30, 2004 and December 31, 2003, respectively.

The Corporation entered into interest rate cap contracts that expired in June 2004 on $120,000 of its variable rate debt, which limited the underlying LIBOR interest rate on such debt to 6.50%. At December 31, 2003, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above at December 31, 2003, the Corporation entered into an interest rate cap contract that expired in April 2004 on approximately $584,700 of its variable rate debt, which limited the underlying LIBOR rate on such debt to 11.01%. At December 31, 2003, the fair value of this interest rate cap contract was nominal.

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

Notes to the Financial Statements
$ in thousands, except per share amounts

8.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY, Continued

a.	Collateralized Property Loans, Continued

On August 27, 2004, in conjunction with the acquisition of Bank of America Plaza, located at 333 Hope Street, Los Angeles, California, the Corporation entered into two non-recourse mortgage loans totaling approximately $242,000, bearing interest at an average fixed rate of 5.31% and scheduled to mature in September 2014.

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

In July 2004, the Corporation paid off and retired the mortgage loan on Newport Tower in Jersey City, New Jersey. The mortgage loan had a principal balance of approximately $102,810, bore interest at a fixed rate of 7.09% and was scheduled to mature in November 2004.

In July 2004, the Corporation paid down approximately $444,149 of its variable interest rate commercial mortgage pass-through certificates primarily by drawing on the 2004 Unsecured Credit Facility (hereinafter defined). The variable interest rate commercial mortgage pass-through certificates bore interest at a variable rate of LIBOR plus various spreads between 0.289% and 0.529% and were scheduled to mature between 2006 and 2008. In conjunction with the pay down of the variable interest rate commercial mortgage pass-through certificates, the Corporation recorded a loss on early retirement of debt of approximately $3,233, comprised of the write-off of unamortized deferred financing costs of approximately $2,376 and a prepayment fee of approximately $857.

In conjunction with the sale of real estate during the nine months ended September 30, 2004, the Corporation paid off approximately $238,343 of mortgage debt, resulting in a gain on early debt retirement of approximately $629 comprised primarily of a gain from the forgiveness of debt of approximately $1,237, offset by the write-off of unamortized deferred financing costs.

c.	Unsecured Credit Facility

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

Notes to the Financial Statements
$ in thousands, except per share amounts

8.	MORTGAGE DEBT, OTHER LOANS AND REVOLVING CREDIT FACILITY, Continued

c.	Unsecured Credit Facility, Continued

Corporation retired the 2002 Revolving Credit Facility and entered into a $750,000 unsecured credit facility with a group of banks (the “2004 Unsecured Credit Facility”). The 2004 Unsecured Credit Facility consists of a $600,000 revolving component and a $150,000 term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% based on the Corporation’s total leverage, and matures in June 2007. The financial covenants, as defined in the 2004 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three, the requirement for the interest coverage ratio to be greater than 2.0 times, the requirement for the fixed charge coverage ratio to be greater than 1.5 times and the requirement for the net worth to be in excess of $1.5 billion. The Corporation’s financial covenants also include a restriction on dividends or distributions of more than 90% of its funds from operations (as defined in the 2004 Unsecured Credit Facility Agreement). If the Corporation is in default in respect of its obligations under the 2004 Unsecured Credit Facility Agreement, dividends will be limited to the amount necessary to maintain REIT status. The Corporation anticipated it would not meet all requirements with respect to the dividend restriction covenant under the 2004 Unsecured Credit Facility Agreement for the nine months ended September 30, 2004 and the remainder of 2004. As such, the Corporation requested and received a waiver from the lenders of the 2004 Unsecured Credit Facility which waives said requirements for such covenant for the nine months ended September 30, 2004 and the remainder of 2004. Other than noted, at September 30, 2004, the Corporation was in compliance with these financial covenants. Certain conditions of the 2004 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time. In conjunction with the retirement of the 2002 Revolving Credit Facility, the Corporation recorded a loss on early debt retirement of approximately $1,389 comprised of the write-off of unamortized deferred financing costs.

At September 30, 2004, the amount eligible to be borrowed under the Corporation’s 2004 Unsecured Credit Facility was approximately $631,243, of which approximately $365,000 was drawn and outstanding. At December 31, 2003, the amount eligible to be borrowed under the Corporation’s 2002 Revolving Credit Facility was approximately $217,005, none of which was drawn and outstanding.

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

On March 10, 2004, the Corporation declared a quarterly dividend of $0.20 per share of common stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. On June 14, 2004, the Corporation declared a quarterly dividend of $0.20 per share of common stock, payable on July 15, 2004, to the holders of record at the close of business on June 30, 2004. On September 14, 2004, the Corporation declared a quarterly dividend of $0.20 per common share, payable on October 15, 2004, to the holders of record at the close of business on September 30, 2004. The aggregate amount of dividends paid on April 15, 2004, July 15, 2004, and October 15, 2004 totaled approximately $30,488, $30,505, and $30,518, respectively.

Notes to the Financial Statements
$ in thousands, except per share amounts

9.	STOCKHOLDERS’ EQUITY, Continued

a.	Dividends, Continued

On March 10, 2004, the Corporation declared an aggregate dividend of approximately $5 for the Class F convertible stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. The Corporation accrued an additional $1 dividend for the Class F convertible stock on March 31, 2004, June 30, 2004, and September 30, 2004, respectively.

On March 10, 2004, the Corporation declared an aggregate dividend of approximately $629 for the special voting stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004, and accrued an additional $674 dividend for the special voting stock. On June 14, 2004, the Corporation declared an aggregate dividend of approximately $629 for the special voting stock, payable on July 15, 2004, to the holders of record at the close of business on June 30, 2004, and accrued an additional $587 dividend for the special voting stock. On September 14, 2004, the Corporation declared an aggregate dividend of approximately $1,719 for the special voting stock, payable on October 15, 2004, of which, approximately $326 had been previously accrued.

b.	Restricted Stock Rights

During the nine months ended September 30, 2004, the Corporation awarded 405,950 restricted stock rights to certain employees. These restricted stock rights had a fair value of approximately $6,816 on the date of grant. The restricted stock rights vest ratably over periods of three to five years. Compensation expense will be charged to earnings over the vesting period.

During the nine months ended September 30, 2004, the Corporation awarded 115,700 performance based restricted stock rights to certain employees. These performance based restricted stock rights had a fair value of approximately $1,943 on the date of grant. The performance based restricted stock rights vest ratably over a period of five years provided that specific performance objectives are achieved. Compensation expense will be charged to earnings over the vesting period.

During the nine months ended September 30, 2004, the Corporation awarded 14,056 restricted stock rights to certain directors of the Corporation. These restricted stock rights had a fair value of approximately $229 on the date of grant. The restricted stock rights vest on January 1, 2005. Compensation expense will be charged to earnings over the vesting period.

c.	Employee Stock Purchase Plan

During the nine months ended September 30, 2004, 82,465 shares were issued to employees under the Corporation’s Employee Stock Purchase Plan.

d.	Stock Options

During the nine months ended September 30, 2004, certain employees of the Corporation exercised 540,453 non-qualified employee stock options. Proceeds to the Corporation from the exercise of such non-qualified employee stock options were approximately $6,320.

e.	Warrants

During the nine months ended September 30, 2004, certain employees of the Corporation exercised 261,081 warrants. Gross proceeds to the Corporation from the exercise of such warrants were approximately $3,703.

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

g.	Treasury Stock

During the nine months ended September 30, 2004, common shares held in treasury increased by approximately $88 due to 5,403 common shares surrendered as payment of statutory withholdings for the vesting of restricted common stock.

During the nine months ended September 30, 2004, common shares held in treasury increased by approximately $90 due to the forfeiture of 8,200 shares of restricted stock.

10.	EARNINGS PER SHARE

For the three months ended September 30, 2004, basic and dilutive weighted average shares outstanding were 151,762,294 and 153,351,683, respectively. In computing weighted average dilutive shares outstanding, basic weighted average shares outstanding were increased by 1,589,389 in respect to stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 2,497,958 stock options, 473,500 warrants and 521,650 shares of restricted stock and restricted stock rights. The dilutive shares were calculated based on $16.52 per share, which represents the average daily trading price for the three months ended September 30, 2004.

For the nine months ended September 30, 2004, basic and dilutive weighted average shares outstanding were 151,499,708. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 8,845,664 stock options, 3,267,134 warrants and 880,706 shares of restricted stock and restricted stock rights.

For the three months ended September 30, 2003, basic and dilutive weighted average shares outstanding were 149,933,043 and 150,521,687, respectively. In computing weighted average dilutive shares outstanding, basic weighted average shares outstanding were increased by 588,644 in respect to stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 7,618,846 stock options, 4,733,405 warrants and 318,060 shares of restricted stock. The dilutive shares were calculated based on $11.91 per share, which represents the average daily trading price for the three months ended September 30, 2003.

For the nine months ended September 30, 2003, basic and dilutive weighted average shares outstanding were 149,834,920 and 150,058,224, respectively. In computing weighted average dilutive shares outstanding, basic weighted average shares outstanding were increased by 223,304 in respect to stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 8,620,433 stock options, 5,966,918 warrants and 345,000 shares of restricted stock. The dilutive shares were calculated based on $10.39 per share, which represents the average daily trading price for the nine months ended September 30, 2003.

Notes to the Financial Statements
$ in thousands, except per share amounts

10.	EARNINGS PER SHARE, Continued

	For the three months ended		For the nine months ended
	September 30		September 30
	2004	2003	2004	2003
Income from continuing operations	$13,197	$39,468	$32,236	$90,351
Gain on disposition of real estate, net	249	—	2,594	11,351
Less: Special voting and Class F convertible stockholders’ dividends	(1,394)	(2,504)	(3,915)	(3,917)

Income from Continuing Operations Available to Common Stockholders	12,052	36,964	30,915	97,785
Discontinued operations	36,098	21,858	(37,624)	29,786

Net Income (Loss) Available to Common Stockholders	$48,150	$58,822	$(6,709)	$127,571

Basic Earnings per Common Share
Income from continuing operations available to common stockholders	$0.08	$0.25	$0.20	$0.65
Discontinued operations	0.24	0.14	(0.24)	0.20

Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding – Basic	$0.32	$0.39	$(0.04)	$0.85

Diluted Earnings per Common Share
Income from continuing operations available to common stockholders	$0.08	$0.25	$0.20	$0.65
Discontinued operations	0.23	0.14	(0.24)	0.20

Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding – Diluted	$0.31	$0.39	$(0.04)	$0.85

Weighted average shares outstanding
Basic	151,762,294	149,933,043	151,499,708	149,834,920

Diluted	153,351,683	150,521,687	151,499,708	150,058,224

Notes to the Financial Statements
$ in thousands, except per share amounts

11.	CONTINGENCIES

a.	Litigation

The Corporation is contingently liable with respect to routine litigation and claims arising in the ordinary course of business from time to time. While the final outcome with respect to claims and litigation pending at September 30, 2004 cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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

The Corporation carries insurance on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Corporation believes all of its properties are adequately insured. The property insurance that has been maintained historically has been on an “all risk” basis, which, until 2003, included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their “all risk” policies. As a result, the Corporation’s “all risk” insurance coverage contained specific exclusions for losses attributable to acts of terrorism. In light of this development, for 2003 the Corporation purchased stand-alone terrorism insurance on a portfolio-wide basis with annual aggregate limits that it considers commercially reasonable, considering the availability and cost of such coverage. Such terrorism coverage carried an aggregate limit of $250,000 on a portfolio-wide basis. Effective December 31, 2003, the Corporation amended its insurance coverage for acts of terrorism as a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”) enacted by Congress and signed into law by President Bush in November 2002. The Corporation’s expired terrorism insurance program that provided a limit of $250,000 in the aggregate per year was replaced with a terrorism insurance program with a limit of $500,000 per occurrence. This current terrorism insurance program provides coverage for certified nuclear, chemical and biological exposure, whereas the previous insurance program did not cover such exposure. Under TRIA, the Corporation has a per occurrence deductible of $100 and retains responsibility for 10% of the cost of each nuclear, chemical and biological certified event up to a maximum of $50,000 per occurrence. If the certified terrorism event is not found to be a nuclear, chemical or biological event, the Corporation’s 10% exposure is limited to the $100 deductible. The federal government is obligated to cover the remaining 90% of the loss above the deductible up to $100,000,000 in the aggregate annually. Since the limit with respect to the Corporation’s portfolio may be less than the value of the affected properties, terrorist acts could result in property damage in excess of our current coverage, which could result in significant losses to the Corporation due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property.

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

The new terrorism insurance program described above became effective on December 31, 2003. Because the program relies upon TRIA, which was not signed into law until November 2002, it may not conform to the formal insurance requirements of the loan covenants that pre-dated TRIA. While we believe we are in compliance with our loan covenants, a lender may take the position that the Corporation’s new insurance program is not in compliance with covenants in a debt agreement and the Corporation could be deemed to be in default under the agreement. In that case, the Corporation may decide to obtain insurance to replace or supplement its new insurance program in order to fulfill the lender’s request. While we believe our terrorism insurance coverage meets the formal and substantive provisions of our loan agreements, a lender under one of our loan agreements has verbally indicated that our terrorism insurance may not meet the precise requirements of a loan agreement. We have not received, nor do we expect to receive, a notice of default from the lender. Furthermore, the lender has stated that a written waiver for 2004 will be provided to the Corporation or that the loan will be amended to ensure that the Corporation’s coverage will be compliant. In the future, the Corporation’s ability to obtain debt financing, and/or the terms of such financing, may be adversely affected if lenders insist upon additional requirements or greater insurance

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

The Corporation has determined that its reportable segments are those that are based on the Corporation’s method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan area for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington D.C. and secondary markets. The Corporation primarily evaluates operating performance based on internal operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes, and include properties that have been designated as held for disposition and reported as discontinued operations. Of the properties reported as discontinued operations, twelve are in the secondary markets of West Palm Beach, Florida, Memphis, Tennessee, Minneapolis, Minnesota, Columbia, South Carolina, St. Louis, Missouri, Columbus, Ohio, Tulsa, Oklahoma, Sacramento, California, Pittsburgh, Pennsylvania and Baltimore, Maryland; two are in Atlanta, Georgia, two are in Dallas, Texas, three are in Washington, D.C., one is in Houston, Texas, two are in Los Angeles, California, and one is in New York, New York. In addition, two retail properties are located in Los Angeles, California and one is in Las Vegas, Nevada. Internal operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 from the Corporation’s 2003 Annual Report on Form 10-K, Significant Accounting Policies, as amended by the Corporation’s Report on Form 8-K filed with the SEC on June 22, 2004, except that real estate operations conducted through unconsolidated joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level.

Notes to the Financial Statements
$ in thousands, except per share amounts

12.	SEGMENTED INFORMATION, Continued

The following presents internal operating income by reportable segment for the three and nine months ended September 30, 2004 and 2003.

For the three months ended September 30, 2004 and 2003

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Property Operations
Total property revenues	$22,265	$21,934	$18,739	$17,478	$21,859	$21,991	$29,087	$29,310	$18,664	$16,418
Total property expenses	(8,631)	(8,202)	(8,174)	(8,032)	(10,648)	(12,448)	(12,896)	(12,103)	(8,398)	(7,142)

Internal Operating Income	$13,634	$13,732	$10,565	$9,446	$11,211	$9,543	$16,191	$17,207	$10,266	$9,276

Internal Assets	$503,443		$381,331		$515,409		$427,625		$754,180

	Office Properties, continued
	New York		Washington D.C.		Secondary Markets		Corporate & Other		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Property Operations
Total property revenues	$53,497	$51,501	$29,351	$27,917	$30,918	$43,114	$3,795	$24,751	$228,175	$254,414
Total property expenses	(23,624)	(23,638)	(10,815)	(11,054)	(16,712)	(21,583)	780	(17,901)	(99,118)	(122,103)

Internal Operating Income	$29,873	$27,863	$18,536	$16,863	$14,206	$21,531	$4,575	$6,850	$129,057	$132,311

Internal Assets	$1,059,690		$768,737		$549,472		$111,433		$5,071,320

Notes to the Financial Statements
$ in thousands, except per share amounts

12.	SEGMENTED INFORMATION, Continued

For the nine months ended September 30, 2004 and 2003

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Property Operations
Total property revenues	$66,253	$65,734	$55,095	$52,499	$65,135	$66,851	$87,089	$91,251	$46,587	$48,603
Total property expenses	(25,899)	(26,921)	(24,759)	(24,500)	(33,280)	(37,718)	(39,339)	(39,591)	(21,073)	(21,202)

Internal Operating Income	$40,354	$38,813	$30,336	$27,999	$31,855	$29,133	$47,750	$51,660	$25,514	$27,401

	Office Properties, continued
	New York		Washington D. C.		Secondary Markets		Corporate & Other		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Property Operations
Total property revenues	$153,233	$151,782	$86,599	$86,495	$100,657	$136,501	$27,667	$73,717	$688,315	$773,433
Total property expenses	(64,898)	(64,700)	(31,939)	(33,556)	(53,237)	(68,737)	(7,680)	(48,430)	(302,104)	(365,355)

Internal Operating Income	$88,335	$87,082	$54,660	$52,939	$47,420	$67,764	$19,987	$25,287	$386,211	$408,078

Notes to the Financial Statements
$ in thousands, except per share amounts

12.	SEGMENTED INFORMATION, Continued

The following is a reconciliation of internal operating income to income from continuing operations.

	For the three months ended		For the nine months ended
	September 30		September 30
	2004	2003	2004	2003
Internal property revenue	$228,175	$254,414	$688,315	$773,433
Less: Real estate joint venture property revenue	(25,656)	(28,320)	(72,968)	(85,089)
Less: Discontinued operations	(29,588)	(55,430)	(106,870)	(176,555)

Total revenues	172,931	170,664	508,477	511,789

Internal property operating expenses	(99,118)	(122,103)	(302,104)	(365,355)
Less: Real estate joint venture operating expenses	11,951	14,662	31,726	42,387
Less: Discontinued operations	15,256	30,030	53,423	93,272

Total operating expenses and property taxes	(71,911)	(77,411)	(216,955)	(229,696)

General and administrative expenses, exclusive of stock option grant expense	(13,077)	(9,884)	(26,083)	(28,505)
Depreciation and amortization	(36,918)	(33,361)	(104,483)	(100,669)
Stock option grant expense	(889)	(306)	(1,213)	(840)
Provision for loss on real estate	—	—	(12,749)	—
Loss on and provision for loss on investment	—	(15,303)	(14,558)	(15,303)
Interest and other income	955	1,903	3,581	3,964
Foreign currency exchange gain	—	—	3,340	—
(Loss) gain on early debt retirement	(3,233)	—	(4,376)	3,363
Recovery on insurance claims	23	8	715	7,070
Interest expense	(36,917)	(38,362)	(108,567)	(112,515)
Derivative loss	(1,182)	—	(2,680)	—
Lawsuit settlement	—	26,709	94	26,709
Benefit (Provision) for income and other corporate taxes, net	431	10,692	(2,601)	7,786
Minority interest	5	(240)	(954)	(776)
Income from unconsolidated real estate joint ventures	2,979	4,359	11,248	17,974

Income from Continuing Operations	$13,197	$39,468	$32,236	$90,351

The following is a reconciliation of internal assets to consolidated total assets.

September 30,
2004
Internal assets	$5,071,320
Less: Pro rata real estate joint venture assets	(525,075)
Add: Investment in unconsolidated real estate joint ventures	116,975

Total Assets	$4,663,220

Notes to the Financial Statements
$ in thousands, except per share amounts

13.	RELATED PARTY TRANSACTIONS

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

In October 2004, the Corporation reached an agreement to sell 110 William Street, located in New York, New York, to an affiliate of Swig Investment Company, one of the Corporation’s joint venture partners, for approximately $164,500. The transaction is expected to occur in the fourth quarter of 2004 and remains subject to the satisfaction of customary closing conditions.

14.	SUBSEQUENT EVENTS

On October 21, 2004, the Compensation Committee of the Corporation’s Board of Directors made awards to certain senior executives of the Corporation under a long-term incentive compensation program known as the Trizec Properties, Inc. 2004 Long-Term Outperformance Compensation Program (the “OPP”). The OPP was designed as a feature of the Trizec Properties, Inc. 2002 Long-Term Incentive Plan, as amended (the “LTIP”), which plan previously was approved by the Corporation’s stockholders, to provide meaningful incentives to senior executives to increase stockholder value by aligning the interests of senior management with the interests of the Corporation’s stockholders. The size and dollar value of the incentive pool, if any, will depend on the extent to which the Corporation’s performance over a three-year period commencing on October 20, 2004 and ending on October 19, 2007, as measured by the Corporation’s total rate of return to stockholders, exceeds a pre-established performance threshold. The pre-established performance threshold under the OPP is equal to the greater of (a) 110% of the average of the total rate of return to stockholders achieved by members of a pre-determined peer group of companies over the three-year measurement period and (b) a 10% total annual rate of return to the Corporation’s stockholders, compounded annually over the three-year measurement period. The aggregate award amount potentially allocable to the senior executives will be a dollar amount equal to 6% of the product of (a) the Corporation’s total rate of return to stockholders over the three-year measurement period minus the pre-established performance threshold, multiplied by (b) the Corporation’s market capitalization on October 20, 2004. The aggregate award amount will be paid in the form of shares of restricted stock granted under the LTIP. Subject to certain limited exceptions, the aggregate award amount and maximum number of shares of restricted stock issuable to participants may not exceed the lesser of (a) $25,000 and (b) 2.5% of the aggregate number of shares of the Corporation’s common stock outstanding on a fully diluted basis as of October 19, 2007. The Corporation will amortize the value of the award in accordance with SFAS No. 123 over the vesting period. Seventy-five percent of the award vests on October 19, 2007 and 25% of the award vests on October 19, 2008.

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

Overview

     We are one of the largest fully integrated and self-managed, publicly traded real estate investment trusts, or REITs, in the United States. We are principally engaged in owning and managing office properties in the United States. At September 30, 2004, we had total assets of approximately $4.7 billion and owned interests in 58 U.S. office properties containing approximately 41.4 million square feet, or approximately 37.9 million square feet based on our pro rata economic ownership interest in joint ventures. Our office properties are concentrated in seven core markets in the United States located in the following major metropolitan areas: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C.

     Effective January 1, 2001, we elected to be taxed as a REIT for U.S. federal income tax purposes. As a REIT, we generally are not subject to U.S. federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.

     During the nine months ended September 30, 2004, we completed the following key transactions:

•	In January 2004, we refinanced a $120.0 million mortgage on the Ernst & Young Plaza in Los Angeles, California. The new 10-year term mortgage has a fixed interest rate of 5.07%. The financing proceeds were used to repay the existing $120.0 million variable rate mortgage that had a maturity date of June 2004.

•	In February 2004, we paid off and retired the mortgage loan on Galleria Towers, an office complex located in Dallas, Texas. The mortgage had a principal balance of approximately $133.5 million, bore interest at a fixed rate of 6.79% and was scheduled to mature in May 2004.

•	In April 2004, we reduced our ownership stake in the Waterview development project, located in Arlington, Virginia, to 25%. We had an 80% interest in the joint venture that previously owned the development project. The new joint venture entity that will now develop the mixed-use complex is owned 50% by CIM Group’s CIM Urban Real Estate Fund, while JBG and our company will own 25% each.

•	In May 2004, we contributed ownership of Plaza of the Americas, located in Dallas, Texas, to a new joint venture that is controlled 50%/50% by us and Dallas Plaza, L.P. We will continue to lease and manage the property on behalf of the new partnership.

•	In June 2004, we entered into a $750.0 million unsecured credit facility consisting of a $600.0 million revolver component and a $150.0 million term component. The unsecured credit facility requires interest only payments, with the interest rate established on a scale based upon the level of our total leverage. The unsecured credit facility replaced a $350.0 million secured credit facility and enabled us to remove encumbrances on nine assets that had served as collateral under the secured credit facility.

•	In June 2004, we completed $600.0 million of non-recourse refinancings on two midtown Manhattan office properties owned jointly with San Francisco-based Swig Company- The Grace Building at 1114 Avenue of the Americas and The World Apparel Center at 1411 Broadway. The two ten year loans carry an average fixed interest face-rate of 5.52% and replaced a 7.5% cross-collateralized loan totaling approximately $207.0 million.

•	In June 2004, we paid off and retired the mortgage loan on 1065 Avenue of the Americas, a property located in New York, New York. The mortgage loan had a principal balance of approximately $36.5 million, bore interest at a fixed rate of 7.18% and was scheduled to mature in December 2004.

•	In June 2004, we established a dividend reinvestment and stock purchase plan through which shares of our common stock may be offered.

•	In July 2004, we paid down approximately $444.1 million of our variable interest rate commercial mortgage pass through certificates primarily by drawing on our $750.0 million unsecured credit facility. This repayment removed encumbrances on seven assets making up part of a cross-collateralized and cross-defaulted office property pool that secured the five loans.

•	In July 2004, we paid off and retired the mortgage loan on Newport Tower, a property located in Jersey City, New Jersey. The mortgage loan had a principal balance of approximately $102.8 million, bore interest at a fixed rate of 7.09% and was scheduled to mature in November 2004.

•	In August 2004, we acquired Bank of America Plaza, located at 333 South Hope Street, Los Angeles, California, for a gross purchase price of approximately $435.0 million. Bank of America Plaza is a 55-story, 1.4 million square foot Class A office building situated on a 4.2 acre site in the Bunker Hill area of downtown Los Angeles. In conjunction with this acquisition, we entered into two non-recourse mortgage loans totaling approximately $242.0 million, bearing interest at an average fixed rate of 5.31% and scheduled to mature in September 2014.

•	During the nine months ended September 30, 2004, we sold eight office properties, two retail/entertainment properties and two land parcels for an aggregate sale price of approximately $491.2 million.

Subsequent to September 30, 2004, we completed the following key transaction:

•	In October 2004, we announced that the Corporate Executive Board Company will lease the entire office tower at the Waterview mixed-use project in Rosslyn, Virginia.

Critical Accounting Policies

     Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of real estate assets and investments, investments in unconsolidated joint ventures, fair value of financial instruments, internal leasing costs and tax liabilities. During the nine months ended September 30, 2004, there were no changes to these policies.

Results of Operations

     The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2004 and 2003.

     The macroeconomic conditions that negatively affected employment levels for office workers, which, in turn, affected the demand for office space, have not significantly changed since the end of 2003. This stagnant demand for office space has resulted in modest increases in occupancy rates, and makes it unlikely that occupancy rates will increase significantly during the remainder of the year, and, additionally, may continue to put downward pressure on market rents. Our focus for the remainder of the year will be to renew or release expiring space. The table below reflects the occupancy rates at September 30, 2004 compared to December 31, 2003 and shows the percentage of the square feet, based on our pro rata economic ownership interest in joint ventures, that will expire during the remainder of the year for our total U.S. office portfolio.

	Occupancy Rates At		Percentage of space
			expiring in the
	September 30, 2004	December 31, 2003	remainder of 2004
Core Markets
Atlanta	88.3%	85.8%	3.7%
Chicago	93.5%	95.1%	2.8%
Dallas	83.8%	80.7%	1.4%
Houston	83.4%	84.9%	2.5%
Los Angeles	87.0%	84.8%	0.6%
New York	96.6%	97.3%	8.7%
Washington, D.C.	92.1%	87.1%	0.5%

	89.3%	88.0%	3.2%

Secondary Markets	82.4%	81.0%	1.9%

Total	88.2%	86.6%	3.0%

     For our total portfolio of 58 U.S. office properties for the nine months ended September 30, 2004, we leased approximately 4.9 million square feet, or approximately 4.5 million square feet based on our pro rata economic ownership interest in joint ventures. Average occupancy increased to 87.3% for the nine months ended September 30, 2004 compared to 87.2% for the nine months ended September 30, 2003. Based on our pro rata economic ownership interest in joint ventures, average occupancy increased to 87.3% for the nine months ended September 30, 2004 compared to 86.8% for the nine months ended September 30, 2003. We experienced a $2.14 per square foot decrease, or a $2.09 per square foot decrease based on our pro rata economic ownership interest in joint ventures, in gross rental rates on new and renewal leasing, reflecting the impact of space rolling over at properties.

     In an environment of stagnant economic conditions, it is normal to experience increased rental delinquencies and tenant failures. We monitor the financial strength of our key tenants and, therefore, their ability to pay rent and the likelihood that they will continue to pay rent, through a watch list process applied at the local, regional and corporate property management levels. This monitoring process is designed to help us identify significant credit risks. At the end of September 2004, we were closely monitoring tenants with leases representing approximately 3.9% of the leaseable area of our U.S. office portfolio and approximately 3.3% of our annual gross rent for the U.S. office portfolio.

     The table that follows is a summary of our acquisition and disposition activity from January 1, 2003 to September 30, 2004 and reflects our total portfolio at September 30, 2004. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint ventures or managed properties.

	Office			Retail
			Pro rata			Pro rata
		Total	Owned		Total	Owned
	Properties	Sq. Ft.	Sq. Ft.	Properties	Sq. Ft.	Sq. Ft.
		(in thousands)			(in thousands)
Properties as of:
January 1, 2003	73	48,884	42,276	4	2,285	2,076
Dispositions	(8)	(6,357)	(2,472)	(2)	(1,010)	(855)
Re-measurements	—	232	24	—	(30)	(30)

December 31, 2003	65	42,759	39,828	2	1,245	1,191
Acquisitions	1	1,422	1,422	—	—	—
Dispositions	(8)	(2,733)	(2,733)	(2)	(1,245)	(1,191)
Sale of interest to a joint venture	—	—	(588)	—	—	—
Re-measurements	—	(11)	(11)	—	—	—

September 30, 2004	58	41,437	37,918	—	—	—

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

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the three months ended
	September 30		Increase	%
	2004	2003	(Decrease)	Change
		(dollars in thousands)
Revenues
Office	$172,931	$170,664	$2,267	1.3%

Total Revenues	172,931	170,664	2,267	1.3%

Expenses
Office operating expenses	71,911	77,411	(5,500)	7.1%
General and administrative, exclusive of stock option grant expense	13,077	9,884	3,193	32.3%
Depreciation and amortization	36,918	33,361	3,557	10.7%
Stock option grant expense	889	306	583	190.5%
Loss on and provision for loss on investment	—	15,303	(15,303)	—

Total Expenses	122,795	136,265	(13,470)	9.9%

Operating Income	50,136	34,399	15,737	45.7%

Other Income (Expense)
Interest and other income	955	1,903	(948)	49.8%
Loss on early debt retirement	(3,233)	—	(3,233)	—
Recovery on insurance claims	23	8	15	187.5%
Interest expense	(36,917)	(38,362)	1,445	3.8%
Derivative loss	(1,182)	—	(1,182)	—
Lawsuit settlement	—	26,709	(26,709)	—

Total Other Expense	(40,354)	(9,742)	(30,612)	314.2%

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate, Net	9,782	24,657	(14,875)	60.3%
Benefit for income and other corporate taxes, net	431	10,692	(10,261)	96.0%
Minority interest	5	(240)	245	102.1%
Income from unconsolidated real estate joint ventures	2,979	4,359	(1,380)	31.7%

Income from Continuing Operations	13,197	39,468	(26,271)	66.6%
Discontinued Operations
Income from discontinued operations (net of recovery of provision for loss on discontinued real estate of $9,613 and provision for loss on discontinued real estate of $3,572, respectively)	17,865	1,676	16,189	965.9%
Gain on disposition of discontinued real estate, net	18,233	20,182	(1,949)	9.7%

Income Before Gain on Disposition of Real Estate, Net	49,295	61,326	(12,031)	19.6%
Gain on disposition of real estate, net	249	—	249	—

Net Income	49,544	61,326	(11,782)	19.2%

Special voting and Class F convertible stockholders’ dividends	(1,394)	(2,504)	1,110	44.3%

Net Income Available to Common Stockholders	$48,150	$58,822	$(10,672)	18.1%

Straight-Line Revenue	$5,111	$5,978	$(867)	14.5%

Lease Termination Fees	$3,505	$671	$2,834	422.4%

     Property Revenues

     Office property revenues increased by approximately $2.3 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Office property revenues increased approximately $4.2 million due to the acquisition of Bank of America Plaza, located in Los Angeles, California, in the third quarter of 2004. Office property revenues increased by approximately $0.4 million due to an increase in average occupancy, by approximately $1.5 million primarily due to an increase in recovery income and by approximately $0.4 million due to an increase in parking revenue. In addition, termination fee income increased approximately $2.8 million. These increases were offset by a decrease in office property revenues of approximately $2.3 million due to the sale of 151 Front Street, located in Toronto, Ontario, in the first quarter of 2004 and by approximately $3.8 million due to the sale of a 50% interest in Plaza of the Americas, located in Dallas, Texas, in the second quarter of 2004. In addition, there was a decrease of approximately $0.9 million in management fee income for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

     Lease termination fees are an element of ongoing real estate ownership. Included in the office property revenue analysis above, for the three months ended September 30, 2004, we recognized approximately $3.2 million of termination fees for our office portfolio compared to approximately $0.4 million for the three months ended September 30, 2003.

     Property Operating Expenses

     Office property operating expenses decreased by approximately $5.5 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The sale of 151 Front Street resulted in a decrease in office property operating expenses of approximately $1.2 million and the sale of a 50% interest in Plaza of the Americas resulted in a decrease of office property operating expenses of approximately $2.5 million. Office property operating expenses decreased by approximately $1.7 million due to a decrease in insurance expense and by approximately $0.7 million due to a decrease in property tax expense. In addition, there was a decrease in bad debt expense of approximately $0.4 million and a decrease of approximately $2.7 million primarily related to a decrease in building management and other expenses for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. These decreases were partially offset by an increase in office property operating expenses of approximately $1.8 million due to the acquisition of Bank of America Plaza in the third quarter of 2004 as well as an increase of approximately $1.9 million primarily related to an increase in utilities expense and repairs and maintenance expense for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

     Excluding the impact of lease termination fees on revenues, our office portfolio gross margin (property revenues, excluding lease termination fees, less property operating expenses) increased to approximately 57.6% for the three months ended September 30, 2004 from approximately 54.5% for the three months ended September 30, 2003, primarily reflecting a decrease in operating expenses.

     General and Administrative, Exclusive of Stock Option Grant Expense

     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

     General and administrative expense increased by approximately $3.2 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase is due primarily to an increase in separation costs incurred and professional fees paid during the three months ended September 30, 2004, offset by additional expense related to the net settlement of warrants during the three months ended September 30, 2003.

     Depreciation and Amortization

     Depreciation and amortization expense increased by approximately $3.6 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The acquisition of Bank of America Plaza, located in Los Angeles, California, in August 2004 resulted in an increase in depreciation and amortization expense of approximately $1.9 million. In addition, depreciation and amortization expense increased by approximately $2.8 million primarily due to accelerated depreciation of tenant improvements resulting from early termination of leases and additional tenant improvements for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. These increases in depreciation and amortization expense were offset by the disposition of a 50% interest in Plaza of the Americas in May 2004 resulting in a decrease in depreciation and amortization expense of approximately $1.1 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

     Stock Option Grant Expense

     Stock option grant expense is comprised of the amortization of the intrinsic value, at the date of grant, of stock options granted upon the completion of the corporate reorganization and stock option expense related to the adoption of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, or SFAS No. 123, for stock options issued in 2003. For stock options granted in 2003, this non-cash cost incurred relates to the fair value of the stock options at the date of grant. Stock option grant expense increased by approximately $0.6 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase is primarily due to an increase in stock option grant expense of approximately $0.9 million resulting from the immediate vesting of certain stock options due to the separation of one of our executives during the third quarter of 2004, offset by a decrease in stock option grant expense of approximately $0.3 million primarily resulting from the cessation of amortization due to the vesting of stock options.

     Loss on and Provision for Loss on Investment

     During the three months ended September 30, 2003, we recorded a loss on investment of approximately $15.3 million related to the sale of our interest in a subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois.

     Interest and Other Income

     Interest and other income decreased by approximately $0.9 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Interest and other income decreased by approximately $1.2 million due to death benefit proceeds on an insurance policy and by approximately $0.4 million primarily due to a litigation refund during the third quarter of 2003. This decrease was partially offset by an increase in interest income primarily due to an increase in average cash balances for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

     Loss on Early Debt Retirement

     During the three months ended September 30, 2004, we recorded a loss on early debt retirement of approximately $3.2 million due to the write-off of unamortized deferred financing costs of approximately $2.4 million and a prepayment fee of approximately $0.8 million related to the paydown of approximately $444.1 million of our variable interest rate commercial mortgage pass-through certificates.

     Interest Expense

     Interest expense decreased by approximately $1.4 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Early debt retirements resulted in a decrease in interest expense of approximately $4.9 million. In addition, lower average debt balances outstanding for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due primarily to regular principal amortization and lump sum repayments decreased interest expense by approximately $0.5 million. The retirement of debt due to property dispositions decreased interest expense by approximately $0.3 million. These decreases were partially offset by an increase in interest expense of approximately $2.8 million due to a higher outstanding balance on our credit facility and an increase of approximately $0.3 million primarily related to additional interest expense related to refinancings for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. In addition, in conjunction with the acquisition of Bank of America

Plaza in Los Angeles, California, we entered into an approximately $242.0 million loan which resulted in an increase in interest expense of approximately $1.2 million during the three months ended September 30, 2004.

     Derivative Loss

     During the three months ended September 30, 2004, we recognized a derivative loss of approximately $1.2 million representing the total ineffectiveness of our interest rate swap contracts. Due to the pay off and retirement of certain amounts of variable rate debt during 2004 and due to the anticipated pay off and retirement of certain variable rate debt in the future, we de-designated interest rate swap contracts in the notional amount of $375.0 million.

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

     Benefit for Income and Other Corporate Taxes, Net

     Income and other taxes includes franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes decreased by approximately $10.3 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to the tax impact of the disposition of our investment in the Sears Tower in Chicago, Illinois of approximately $12.0 million which was recognized during the three months ended September 30, 2003.

     Minority Interest

     During the three months ended September 30, 2004, a decrease in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units resulted in minority interest income of approximately $0.1 million. This increase was partially offset by minority interest attributable to our consolidated real estate joint venture.

     During the three months ended September 30, 2003, an increase in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units resulted in a minority interest loss of approximately $0.2 million.

     Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures decreased by approximately $1.4 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Income from unconsolidated real estate joint ventures decreased by approximately $2.7 million due to a decrease in the net income on 1114 Avenue of the Americas and 1411 Broadway, located in New York, New York. This decrease primarily resulted from an increase in interest expense related to the refinancing of certain mortgage loans in June 2004. This decrease was partially offset by an increase of approximately $0.6 million related to the decrease in the net loss of Hollywood & Highland Hotel, located in Los Angeles, California, due to the sale of the property in the first quarter of 2004. In addition, there was an increase of approximately $0.5 million primarily related to a decrease in the net loss at Bank One Center in Dallas, Texas and an increase of approximately $0.2 million related to the Plaza of the Americas joint venture, which was formed in the second quarter of 2004.

     Discontinued Operations

     Income from properties classified as discontinued operations, excluding provision for loss on disposition of real estate, increased by approximately $3.0 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase is primarily due to a decrease in interest expense of approximately $6.3 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to the retirement of debt related to properties sold subsequent to June 30, 2003. This increase is offset by the loss of net income due to properties sold subsequent to June 30, 2003. Income from discontinued properties for the three months ended September 30, 2003 includes the net income of properties sold subsequent to June 30, 2003, whereas income from discontinued operations for the three months ended September 30, 2004 includes only the net income of properties sold subsequent to June 30, 2004.

     During the three months ended September 30, 2004, we reduced our provision for loss on discontinued real estate by approximately $9.6 million. During the three months ended September 30, 2004, we entered into agreements to sell Lakeside Centre, New Market Business Park and Bank of America- Columbia at sales prices in excess of previous expectations. In accordance with SFAS No. 144, we reduced our provision for loss on discontinued real estate in the aggregate amount of approximately $9.6 million to increase the book values of Lakeside Centre, New Market Business Park and Bank of America- Columbia to their fair values based upon established contract prices, less estimated transaction costs.

     During the three months ended September 30, 2003, we recognized a provision for loss on discontinued real estate of approximately $3.6 million relating to Minnesota Center in Minneapolis, Minnesota which was designated as held for disposition on September 30, 2003. The fair value was determined by a contract price, less estimated transaction costs.

     During the three months ended September 30, 2004, we recognized a gain on disposition of discontinued real estate of approximately $18.2 million, net of the related tax effect, due to the sales of the Borden Building in Columbus, Ohio, Park Central I in Dallas, Texas, 1333 Main Street in Columbia, South Carolina, Capital Center II and III in Sacramento, California and 3700 Bay Area Boulevard in Houston, Texas.

     During the three months ended September 30, 2003, we recognized a gain on disposition of discontinued real estate of approximately $20.2 million, net of related tax effect, due to the sales of Clark Tower in Memphis, Tennessee and the Esperante Office Building in West Palm Beach, Florida.

     Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the nine months ended
	September 30		Increase	%
	2004	2003	(Decrease)	Change
	(dollars in thousands)
Revenues
Office	$508,477	$511,311	$(2,834)	0.6%
Retail	—	478	(478)	—

Total Revenues	508,477	511,789	(3,312)	0.6%

Expenses
Property operating expenses
Office	216,955	228,788	(11,833)	5.2%
Retail	—	908	(908)	—
General and administrative, exclusive of stock option grant expense	26,083	28,505	(2,422)	8.5%
Depreciation and amortization	104,483	100,669	3,814	3.8%
Stock option grant expense	1,213	840	373	44.4%
Provision for loss on real estate	12,749	—	12,749	—
Loss on and provision for loss on investment	14,558	15,303	(745)	4.9%

Total Expenses	376,041	375,013	1,028	0.3%

Operating Income	132,436	136,776	(4,340)	3.2%

Other Income (Expense)
Interest and other income	3,581	3,964	(383)	9.7%
Foreign currency exchange gain	3,340	—	3,340	—
(Loss) Gain on early debt retirement	(4,376)	3,363	(7,739)	230.1%
Recovery on insurance claims	715	7,070	(6,355)	89.9%
Interest expense	(108,567)	(112,515)	3,948	3.5%
Derivative loss	(2,680)	—	(2,680)	—
Lawsuit settlement	94	26,709	(26,615)	99.6%

Total Other Expense	(107,893)	(71,409)	(36,484)	51.1%

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate, Net	24,543	65,367	(40,824)	62.5%
(Provision) Benefit for income and other corporate taxes, net	(2,601)	7,786	(10,387)	133.4%
Minority interest	(954)	(776)	(178)	22.9%
Income from unconsolidated real estate joint ventures	11,248	17,974	(6,726)	37.4%

Income from Continuing Operations	32,236	90,351	(58,115)	64.3%
Discontinued Operations
Income from discontinued operations (net of provision for loss on discontinued real estate of $108,988 and $18,164, respectively)	(85,465)	1,078	(86,543)	8,028.1%
Gain on disposition of discontinued real estate, net	47,841	28,708	19,133	66.6%

(Loss) Income Before Gain on Disposition of Real Estate, Net	(5,388)	120,137	(125,525)	104.4%
Gain on disposition of real estate, net	2,594	11,351	(8,757)	77.1%

Net (Loss) Income	(2,794)	131,488	(134,282)	102.1%

Special voting and Class F convertible stockholders’ dividends	(3,915)	(3,917)	2	0.1%

Net (Loss) Income Available to Common Stockholders	$(6,709)	$127,571	$134,280	105.3%

Straight-Line Revenue	$17,674	$22,053	$(4,379)	19.9%

Lease Termination Fees	$10,427	$6,622	$3,805	57.5%

     Property Revenues

     Office property revenues decreased by approximately $2.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Office property revenues decreased by approximately $6.7 million due to the sale of 151 Front Street in the first quarter of 2004 and by approximately $5.8 million due to the sale of a 50% interest in Plaza of the Americas in the second quarter of 2004. In addition, office property rental revenue decreased by approximately $1.1 million due to a decrease in rental rates on new leasing. These decreases were offset by an increase of approximately $4.2 million due to the acquisition of Bank of America Plaza, located in Los Angeles, California, in the third quarter of 2004. Office property revenues increased by approximately $3.2 million due primarily to an increase in recovery income and office property revenues increased by approximately $2.7 million due to a increase in termination fee income. In addition, there was an increase of approximately $0.7 million in management fee income for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Lease termination fees are an element of ongoing real estate ownership. Included in the office property revenue analysis above, for the nine months ended September 30, 2004, we recorded approximately $5.8 million of termination fees for our office portfolio compared to approximately $3.1 million for the nine months ended September 30, 2003.

     Retail property revenues decreased by approximately $0.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the sale of Paseo Colorado in Pasadena, California in the first quarter of 2003.

     Property Operating Expenses

     Office property operating expenses decreased by approximately $11.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The sale of 151 Front Street resulted in a decrease in office property operating expenses of approximately $3.5 million and the sale of a 50% interest in Plaza of the Americas resulted in a decrease of approximately $3.4 million. Office property operating expenses decreased by approximately $5.7 million due to a decrease in insurance expense and by approximately $2.8 million due to a decrease in property tax expense primarily resulting from a property tax settlement for a property located in Dallas, Texas. In addition, office property operating expenses decreased by approximately $0.7 million primarily due to a decrease in building management expense and other expense and by approximately $0.6 million due to a decrease in bad debt expense. These decreases were partially offset by an increase of approximately $1.8 million due to the acquisition of Bank of America Plaza, located in Los Angeles, California, in the third quarter of 2004 as well as an increase of approximately $3.1 million primarily due to an increase in utilities expense and repairs and maintenance expense for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Excluding the impact of lease termination fees on revenues, our office portfolio gross margin (property revenues, excluding lease termination fees, less property operating expenses) increased to 56.8% for the nine months ended September 30, 2004 from 55.0% for the nine months ended September 30, 2003, primarily reflecting a decrease in office property operating expenses.

     Retail property operating expenses decreased by approximately $0.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the sale of Paseo Colorado in Pasadena, California during the first quarter of 2003.

     General and Administrative, Exclusive of Stock Option Grant Expense

     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

     General and administrative expense decreased by approximately $2.4 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease is due primarily to a decrease in bonus accruals during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. In addition, the decrease is due to additional expense related to the net settlement of warrants during the nine months ended September 30, 2003. These decreases were partially offset by an increase in separation costs incurred during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Depreciation and Amortization

     Depreciation and amortization expense increased by approximately $3.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The acquisition of Bank of America Plaza, located in Los Angeles, California, in August 2004 resulted in an increase in depreciation and amortization expense of approximately $1.9 million. In addition, depreciation and amortization expense increased approximately $3.7 million primarily due to accelerated depreciation of tenant improvements resulting from the early termination of leases and additional tenant improvements during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. These increases were offset by the disposition of a 50% interest in Plaza of the Americas, located in Dallas, Texas, in May 2004 resulting in a decrease in depreciation and amortization expense of approximately $1.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Stock Option Grant Expense

     Stock option grant expense is comprised of the amortization of the intrinsic value, at the date of grant, of stock options granted upon the completion of the corporate reorganization and stock option expense related to the adoption of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” or SFAS No. 123, for stock options issued in 2003. For stock options granted in 2003, this non-cash cost incurred relates to the fair value of the stock options at the date of grant. Stock option grant expense increased by approximately $0.4 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase is primarily due to an increase in stock option grant expense of approximately $0.9 million resulting from the immediate vesting of certain stock options due to the separation of one of our executives during the third quarter of 2004, offset by a decrease in stock option grant expense of approximately $0.5 million primarily resulting from the cessation of amortization due to the vesting of stock options.

     Provision for Loss on Real Estate

     During the nine months ended September 30, 2004, we recognized a provision for loss on real estate in the aggregate amount of approximately $12.7 million. In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.7 million, resulting in a loss on disposition of real estate, net, of approximately $21.0 million, for the sale of the 50% interest. In conjunction with the sale of our 50% interest in Plaza of the Americas, we determined that the fair value of Plaza of the Americas, based on the contract price, was less than our carrying value of such asset. Accordingly, we recognized a provision for loss on real estate of approximately $12.7 million related to our 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

     Loss on and Provision for Loss on Investment

     During the nine months ended September 30, 2004, we recognized a provision for loss on investment of approximately $14.6 million to reduce the carrying value of our investment in Main Street Partners, L.P., a joint venture through which we own a 50% interest in Bank One Center in Dallas, Texas, to its fair value. Fair value was determined by internal valuation.

     During the nine months ended September 30, 2003, we recorded a loss on investment of approximately $15.3 million related to the sale of our interest in a subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois.

     Interest and Other Income

     Interest and other income decreased by approximately $0.4 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Interest and other income decreased by approximately $1.1 million primarily due to a litigation refund received during the nine months ended September 30, 2003. This decrease was partially offset by an increase in interest income primarily due to an increase in average cash balances for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Foreign Currency Exchange Gain

     During the nine months ended September 30, 2004, we sold 151 Front Street in Toronto, Ontario, recognizing a foreign currency exchange gain of approximately $3.3 million.

     (Loss) Gain on Early Debt Retirement

     During the nine months ended September 30, 2004, we recorded an aggregate loss on early debt retirement of approximately $4.4 million. During the nine months ended September 30, 2004, we recorded a loss on early debt retirement of approximately $1.4 million due to the write-off of unamortized deferred financing costs related to the retirement of our $350.0 million unsecured revolving credit facility. We recorded a loss on early debt retirement of approximately $3.2 million due to the write-off of unamortized deferred financing costs of approximately $2.4 million and a prepayment fee of approximately $0.8 million related to the paydown of approximately $444.1 million of our variable interest rate commercial mortgage pass-through certificates. In addition, we recorded a loss on early debt retirement of approximately $0.6 million due to the write-off of unamortized deferred financing costs as a result of the repayment of secured mortgages coinciding with the sale of the underlying properties, as well as the write-off of unamortized deferred financing costs due to the refinancing of a $120.0 million mortgage loan. These losses were partially offset by a gain on early debt retirement of approximately $0.9 million related to the sale of the Hollywood & Highland Hotel comprised primarily of the forgiveness of debt of approximately $1.2 million, partially offset by the write-off of unamortized deferred financing costs.

     During the nine months ended September 30, 2003, we recorded a gain on early debt retirement of approximately $3.6 million related to the forgiveness of a $17.9 million construction facility on our remaining technology property. On June 30, 2003, we conveyed title of our remaining technology property to the lender and are no longer obligated to the lender under the $17.9 million construction facility. The $3.6 million gain on early debt retirement is net of approximately $0.5 million remitted to the lender in full satisfaction of any exposure related to the construction facility.

     Recovery on Insurance Claims

     During the nine months ended September 30, 2004, we received approximately $0.4 million in insurance proceeds related to a chiller we replaced at Plaza of the Americas, located in Dallas, Texas, that was damaged in 2003. In addition, we received approximately $0.3 million in insurance proceeds related to window replacements at 550 W. Washington, located in Chicago, Illinois, that were damaged in 2003.

     During the nine months ended September 30, 2003, we received approximately $7.1 million in insurance proceeds related to a chiller we replaced at One New York Plaza in New York that was damaged in 2001.

     Interest Expense

     Interest expense decreased by approximately $3.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Early debt retirements resulted in a decrease in interest expense of approximately $11.5 million. The retirement of debt due to property dispositions decreased interest expense by approximately $0.9 million. In addition, lower average outstanding debt balances outstanding for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due primarily to regular principal amortization and lump sum repayments decreased interest expense by approximately $0.4 million. These decreases were partially offset by an increase in interest expense of approximately $5.5 million due to an increase in average interest rates and additional interest expense related to refinancings for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. A higher outstanding balance on our credit facility resulted in an increase of approximately $2.2 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. In addition, in conjunction with the purchase of Bank of America Plaza in Los Angeles, California, we entered into an approximately $242.0 million loan which resulted in an increase in interest expense of approximately $1.2 million during the nine months ended September 30, 2004.

     Derivative Loss

     During the nine months ended September 30, 2004, we recognized a derivative loss of approximately $2.7 million representing the total ineffectiveness of our interest rate swap contracts. Due to the pay off and retirement of certain amounts of variable rate debt during 2004 and due to the anticipated pay off and retirement of certain variable rate debt in the future, we dedesignated interest rate swap contracts in the notional amount of $375.0 million.

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

     Benefit (Provision) for Income and Other Corporate Taxes, Net

     Income and other taxes includes franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Benefit for income and other taxes decreased by approximately $10.4 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to the tax impact of the disposition of our investment in the Sears Tower in Chicago, Illinois of approximately $12.0 million which was recognized during the nine months ended September 30, 2003.

     Minority Interest

     During the nine months ended September 30, 2004, an increase in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units resulted in minority interest loss of approximately $0.2 million and minority interest attributable to our consolidated joint venture resulted in a loss of approximately $0.1 million. In addition, preferred returns to the minority interest partner upon the sale of the Hollywood & Highland Hotel in Los Angeles, California during the first quarter of 2004 resulted in minority interest loss of approximately $0.6 million and the redemption of TrizecHahn Mid-Atlantic Limited Partnership redeemable units resulted in minority interest loss of approximately $1.0 million. Minority interest loss is offset by minority interest income of approximately $0.9 million resulting from the sale of a 90% ownership in a land parcel during the second quarter of 2004.

     During the nine months ended September 30, 2003, an increase in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units resulted in a minority interest loss of approximately $0.8 million.

     Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures decreased by approximately $6.7 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Income from unconsolidated real estate joint ventures decreased by approximately $4.8 million due to the loss on early debt retirement related to the refinancing of the mortgage loans on 1114 Avenue of the Americas, located in New York, New York, and 1411 Broadway, located in New York, New York, in June 2004. In addition, there was a decrease of approximately $1.8 million primarily due to an increase in interest expense related to the refinancing of certain mortgage loans in June 2004. Approximately $6.3 million of the decrease is related to the sale of New Center One in Detroit, Michigan during the first quarter of 2003. These decreases were partially offset by an increase of approximately $0.7 million due to the gain on sale of the Waterview Development, located in Arlington, Virginia and an increase of approximately $3.1 million related to the decrease in the net loss of the Hollywood & Highland Hotel in Los Angeles, California due to the sale of property in the first quarter of 2004. In addition, there was an increase of approximately $1.5 million primarily related to a decrease in the net loss at Bank One Center in Dallas, Texas, an increase of approximately $0.3 million related to the Plaza of the Americas joint venture, which was formed in the second quarter of 2004, and additional minor increases in net income in our other joint ventures for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Discontinued Operations

     Income from properties classified as discontinued operations, excluding provision for loss on disposition of real estate, increased by approximately $4.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase is primarily due to a decrease in interest expense of approximately $14.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the retirement of debt related to properties sold subsequent to December 31, 2002. This increase is offset by the loss of net income due to property sold subsequent to December 31, 2002. Income from discontinued properties for the nine months ended September 30, 2003 includes the net income of properties sold subsequent to December 31, 2002, whereas income from discontinued operations for the nine months ended September 30, 2004 includes only the net income of properties sold subsequent to December 31, 2003.

     During the nine months ended September 30, 2004, we recognized a provision for loss on disposition of discontinued real estate of approximately $109.0 million relating to seven properties that were designated as held for disposition on June 30, 2004 to reduce the carrying value of such properties to fair value. Fair value was determined by internal valuation.

     During the nine months ended September 30, 2003, we recognized a provision for loss on disposition of discontinued real estate of approximately $14.6 million relating to Clark Tower in Memphis, Tennessee and $3.6 million relating to Minnesota Center in Minneapolis, Minnesota that was designated as held for disposition on September 30, 2003. The fair values of both office properties were determined by a contract price, less estimated transaction costs.

     During the nine months ended September 30, 2004, we recognized a gain on disposition of discontinued real estate of approximately $47.8 million, net of the related tax effect, due to the sale of the Hollywood and Highland Complex in Los Angeles, California and seven non-core office properties.

     During the nine months ended September 30, 2003, we recognized a gain on disposition of discontinued real estate of approximately $28.7 million, net of the related tax effect, due to the sales of Goddard Corporate Park in Lanham, Maryland, Rosslyn Gateway in Arlington, Virginia, Clark Tower in Memphis, Tennessee and the Esperante Office Building in West Palm Beach, Florida.

     Gain on Disposition of Real Estate, Net

     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.7 million, resulting in a loss on disposition of real estate, net, of approximately $21.0 million, for the sale of the 50% interest. This loss is offset by a gain on disposition of real estate, net of the related tax effect, of approximately $15.2 million due to the sale of 151 Front Street in Toronto, Ontario which was subject to the transition rules of SFAS No. 144. In addition, during the nine months ended September 30, 2004, we disposed of two land parcels that resulted in a gain on disposition of real estate of approximately $8.4 million.

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

     We have a $750.0 million unsecured credit facility which matures in June 2007. The amount available to be borrowed under the unsecured credit facility at any time is determined by the value of certain properties that we, or our subsidiaries that may from time to time guarantee the unsecured credit facility, own that satisfy certain conditions of eligibility. These conditions are not uncommon for unsecured credit facilities of this nature. During the remainder of its term, the amount available to be borrowed under the unsecured credit facility will likely fluctuate. The capacity under the unsecured credit facility may decrease as we sell or place permanent financing on assets currently supporting the unsecured credit facility. In addition, the capacity under the unsecured credit facility may decrease if assets no longer meet certain eligibility requirements or if the assets decrease in value. Likewise, the capacity under the unsecured credit facility may increase as certain assets otherwise meet the eligibility requirements. As of September 30, 2004, the amount available to be borrowed under the unsecured credit facility was approximately $631.2 million, of which approximately $365.0 million was outstanding. During the remainder of the term of the unsecured credit facility, we expect the outstanding balance to fluctuate. The balance under the unsecured credit facility will likely increase from time to time as we use funds from the unsecured credit facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. The balance under the unsecured credit facility will also likely be reduced as a result of proceeds generated from asset sales, secured borrowings, operating cash flows and other sources of liquidity.

     Under our unsecured credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restrictions on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the unsecured credit facility agreement). If we are in default in respect of our obligations under the unsecured credit facility agreement, dividends will be limited to the amount necessary to maintain REIT status. We anticipated we would not meet all requirements with respect to the dividend restriction covenant under the unsecured credit facility agreement for the nine months ended September 30, 2004 and the remainder of 2004. As such, we requested and received a waiver from the lenders of the unsecured credit facility which waives said requirements for such covenant for the nine months ended September 30, 2004 and the remainder of 2004. Other than noted, at September 30, 2004, we were in compliance with these financial covenants.

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

Contractual Obligations

     In conjunction with the disposition of certain properties and the sale of our 50% interest in Plaza of the Americas in Dallas, Texas, as well as the pay off and retirement of the mortgage loan on Galleria Towers in Dallas, Texas, the repayment of the mortgage loan on Plaza of the Americas in Dallas, Texas, the mortgage loan on Newport Tower in Jersey City, New Jersey and certain variable interest rate commercial mortgage pass-through certificates, we are no longer liable for future mortgage obligations and other loans of approximately $986.7 million, capital lease obligations of approximately $10.9 million, ground lease obligations of approximately $28.0 million, operating lease obligations of approximately $24.5 million and purchase obligations of approximately $16.5 million, all of which were previously disclosed in the contractual obligations table in our Annual Report on Form 10-K for the year ended December 31, 2003. In addition, in conjunction with the acquisition of Bank of America Plaza, located at 333 Hope Street, Los Angeles, California, in August 2004, we entered into two non-recourse mortgage loans totaling approximately $242.0 million and scheduled to mature in September 2014.

Cash Flow Activity

     At September 30, 2004, we had approximately $75.5 million in cash and cash equivalents as compared to approximately $129.3 million at December 31, 2003. The increase in cash for the nine months ended September 30, 2004 and 2003 are a result of the following cash flows:

	For the nine months ended
	September 30
	2004	2003
	(dollars in thousands)
Cash provided by operating activities	$211,924	$178,290
Cash provided by investing activities	195,223	162,314
Cash used in financing activities	(460,918)	(290,178)

	$(53,771)	$50,426

Operating Activities

     Cash provided by operating activities for the nine months ended September 30, 2004 was approximately $211.9 million compared to approximately $178.3 million for the nine months ended September 30, 2003. Cash flows from operations depends primarily on cash generated from lease payments from leased spaces at our office properties. The change in cash flows from operating activities is primarily attributable to the factors discussed in our analysis of results of operations for the nine months ended September 30, 2004 compared to September 30, 2003 as well as the timing of receipt of revenues and the payment of expenses.

Investing Activities

     Net cash provided by investing activities reflects the net impact of the acquisition and disposition of certain properties, investments in, and distributions from, our unconsolidated real estate joint ventures and the ongoing impact of expenditures on tenant installations costs and capital expenditures. During the nine months ended September 30, 2004, approximately $195.2 million of cash was generated in our investing activities compared to approximately $162.3 million of cash generated in our investing activities during the nine months ended September 30, 2003, which are described below.

     Tenant Installation Costs

     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. As noted above, overall stagnant market conditions for the nine months ended September 30, 2004 resulted in a modest decrease in vacancies over the same period in the prior year. The stagnant market conditions, combined with sublet space inventory in our major markets, has increased the downward pressure on rental rates and the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio that we owned at September 30, 2004 and for the total office portfolio we owned at September 30, 2003, including our share of such costs incurred by unconsolidated joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents leasing activity based on our pro rata economic ownership interest in joint ventures.

	For the nine months ended
	September 30
	2004	2003
	(in thousands)
Square feet leased
- new leasing	2,250	2,126
- renewal leasing	2,299	2,314
Total square feet leased	4,549	4,440
Tenant installation costs	$84,808	$61,129

     Capital Expenditures

     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the nine months ended September 30, 2004 and 2003, capital expenditures for the total office portfolio, including our share of such expenditures incurred by unconsolidated real estate joint ventures, was approximately $10.3 million and approximately $11.8 million, respectively. Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as asbestos abatement or removal costs, major mechanical attribute or system replacement, and redevelopment or reconstruction costs directly attributable to extending or preserving the useful life of the base building. Furthermore, as part of our office property acquisitions, we have routinely acquired and repositioned properties in their respective markets, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration when negotiating our purchase price at the time of acquisition.

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

	For the nine months ended
	September 30
	2004	2003
	(dollars in thousands)
Tenant installation costs, including leasing costs for the owned office portfolio	$84,808	$61,129
Tenant installation costs, including leasing costs for properties disposed of during the period	4,934	2,843
Capital expenditures	10,256	11,846
Pro rata joint venture activity	(5,395)	(13,872)
Timing differences	(7,449)	15,940
Retail activity	150	6,854

Total of tenant improvements and capital expenditures and tenant leasing costs per consolidated statements of cash flows	$87,304	$84,740

     Acquisitions

     In August 2004, we acquired Bank of America Plaza, located at 333 South Hope Street, Los Angeles, California, from an unrelated third party for a net purchase price of approximately $420.7 million. The acquisition was financed with two non-recourse mortgage loans totaling approximately $242.0 million, bearing interest at an average fixed rate of 5.31% and scheduled to mature in September 2014. The remainder of the purchase price was funded from proceeds from our 2004 Unsecured Credit Facility (hereinafter defined).

     Dispositions

     During the nine months ended September 30, 2004, we sold eight office properties, a partial interest in an office property, a partial interest in a joint venture development, two retail/entertainment properties and two land parcels, generating aggregate net proceeds of approximately $533.5 million, or approximately $295.2 million after debt repayment. During the nine months ended September 30, 2003, we sold four office properties and a retail property generating aggregate net proceeds of approximately $264.7 million, or approximately $157.9 million after debt repayment.

     Development Expenditures

     During the nine months ended September 30, 2003, we spent approximately $0.9 million on the final payment requirements for construction costs related to developments that were completed in 2001 and 2002.

     Unconsolidated Real Estate Joint Ventures

     In April 2004, the JBG/TrizecHahn Waterview Venture L.L.C., a joint venture through which we owned an 80% interest in the Waterview Development, located in Arlington, Virginia, sold the property, a mixed-use development parcel, to a newly formed joint venture, Waterview L.P., in which we acquired a 25% interest. The JBG/TrizecHahn Waterview Venture L.L.C. recognized a gain on disposition of real estate of approximately $1.1 million in conjunction with such sale.

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

     During the nine months ended September 30, 2004, we made cash and non-cash contributions and advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $95.5 million, of which, approximately $47.5 million were cash contributions, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $236.1 million. Included in distributions received from our unconsolidated real estate joint ventures is approximately $167.2 million of distributions received from the Swig Joint Ventures (defined hereinafter) due to proceeds received from the refinancing of its mortgage loan. This distribution exceeded our cumulative investment in the Swig Joint Ventures (defined hereinafter) by approximately $29.6 million, which has been recorded in other accrued liabilities. During the nine months ended September 30, 2003, we made contributions and advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $22.6 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $18.1 million.

Financing Activities

     During the nine months ended September 30, 2004, we used approximately $460.9 million in our financing activities due primarily to approximately $856.3 million of principal repayments on mortgage debt, approximately $238.3 million of repayments of mortgage debt and other loans upon property dispositions and approximately $6.9 million of financing fees related to refinancing of certain mortgage debt and financing costs incurred in conjunction with our $750.0 million unsecured credit facility. Additionally, we incurred and paid approximately $3.8 million in settlement of forward rate contracts used to lock into a maximum effective interest rate on certain mortgage debt. We also paid approximately $93.8 million in dividends to our stockholders. These uses were partially offset by proceeds from mortgage debt refinancings, net draws from the 2004 Unsecured Credit Facility (defined hereinafter) and proceeds from the issuance of common stock.

     During the nine months ended September 30, 2003, we used approximately $290.2 million in our financing activities due primarily to approximately $112.3 million of principal repayments on mortgage debt, approximately $106.8 million of repayments of mortgage debt and other loans upon property dispositions, approximately $90.0 million of a net pay down of our revolving credit facility and approximately $2.1 million of financing fees. Additionally, we incurred and paid approximately $3.4 million in settlement of forward rate contracts used to lock into a maximum effective interest rate on certain mortgage debt. We also paid approximately $61.5 million in dividends to our stockholders. These uses were partially offset by proceeds from mortgage debt financings.

     Mortgage Debt and Other Loans

     At September 30, 2004, our consolidated debt was approximately $2.5 billion. The weighted average interest rate on our debt was approximately 5.95% and the weighted average maturity was approximately 4.9 years.

     The following table sets forth information concerning our consolidated mortgage debt and other loans as of September 30, 2004.

		Maturity	Current	Principal	Term to
Property/(ownership)	F/V	Date	Rate	Balance	Maturity
				($ 000’s)	(Years)
CMBS Transaction
Class A-2	F	15-May-11	6.09%	$61,761	6.6
Class A-3 FL	V	15-Mar-08	1.98%	91,884	3.5
Class A-3	F	15-Mar-08	6.21%	78,900	3.5
Class A-4	F	15-May-11	6.53%	240,600	6.6
Class B-3 FL	V	15-Mar-08	2.13%	16,886	3.5
Class B-3	F	15-Mar-08	6.36%	14,500	3.5
Class B-4	F	15-May-11	6.72%	47,000	6.6
Class C-3	F	15-Mar-08	6.52%	101,400	3.5
Class C-4	F	15-May-11	6.89%	45,600	6.6
Class D-3	F	15-Mar-08	6.94%	106,100	3.5
Class D-4	F	15-May-11	7.28%	40,700	6.6
Class E-3	F	15-Mar-08	7.25%	73,300	3.5
Class E-4	F	15-May-11	7.60%	32,300	6.6

Pre-swap:			6.15%	$950,931	5.0
Post-swap:			6.60%	$950,931	5.0

Renaissance Tower	F	Jan-10	4.98%	$92,000	5.3
Ernst & Young Plaza	F	Feb-14	5.07%	119,041	9.3
One New York Plaza	F	May-06	7.27%	232,889	1.6
2000 L Street, N.W.	F	Aug-07	6.26%	56,100	2.8
Watergate Office Building	F	Feb-07	8.02%	17,118	2.4
1400 K Street, N.W.	F	May-06	7.20%	21,340	1.6
Bethesda Crescent	F	Jan-08	7.10%	32,592	3.3
Bethesda Crescent	F	Jan-08	6.70%	2,700	3.3
Twinbrook Metro Plaza	F	Sep-08	6.65%	16,372	3.9
Two Ballston Plaza	F	Jun-08	6.91%	26,500	3.7
Sunrise Tech Park	F	Jan-06	6.75%	22,900	1.3
Gateway Center	F	Sep-10	8.50%	39,838	5.9
Metropolitan Square	F	Jan-08	7.05%	83,599	3.3
250 West Pratt Street	F	Apr-05	6.77%	28,629	0.5
Bank of America Plaza (Columbia)	F	Mar-05	6.90%	19,993	0.4
Bank of America Plaza (Los Angeles)	F	Sep-14	5.31%	242,000	9.9
One Alliance Center	F	Jul-13	4.78%	68,816	8.8
Unsecured Credit Facility	V	Jun-07	3.43%	365,000	2.7
Other – Fixed	F	Various	6.01%	18,695	6.4

Total Consolidated Debt			5.95%	$2,457,053	4.9

Bank One Center (50%)	V	Dec-04	4.76%	$54,831	0.2
Marina Towers (50%)	F	Aug-07	7.92%	15,181	2.8
The Grace Building (50%)	F	Jul-14	5.54%	190,119	9.8
World Apparel Center (50%)	F	Jul-14	5.50%	109,281	9.8
1460 Broadway (50%)	V	May-05	3.19%	12,475	0.7
Plaza of the Americas (50%)	F	Jul-11	5.12%	34,000	6.8
Waterview (25%)	V	Sep-05	6.25%	4,522	0.9

Unconsolidated Real Estate Joint Venture Mortgage Debt			5.42%	$420,409	7.7

Total Mortgage and Other Debt			5.87%	$2,877,462	5.3

     The table that follows summarizes the mortgage and other loan debt at September 30, 2004 and December 31, 2003:

Debt Summary

	September 30	December 31
	2004	2003
	(dollars in thousands)
Balance:
Fixed rate	$2,457,053	$2,608,877
Variable rate subject to interest rate caps	—	120,000
Variable rate	—	138,098

Total	$2,457,053	$2,866,975

Collateralized property	$2,073,358	$2,806,233
Unsecured credit facility	365,000	—
Other loans	18,695	60,742

Total	$2,457,053	$2,866,975

Percent of total debt:
Fixed rate	100.0%	91.0%
Variable rate subject to interest rate caps	—	4.2%
Variable rate	—	4.8%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	5.95%	5.95%
Variable rate subject to interest rate caps	—	3.91%
Variable rate	—	4.20%

Total	5.95%	5.78%

Leverage ratio:
Debt to debt plus book equity	56.6%	59.2%

     Unsecured Credit Facility

     We entered into a three-year, $350.0 million unsecured revolving credit facility, the 2001 Revolving Credit Facility, with a group of banks in the fourth quarter of 2001. In the fourth quarter of 2002, the group of banks unanimously agreed to amend and restate the 2001 Revolving Credit Facility, the 2002 Revolving Credit Facility. Generally, in exchange for the receipt of collateral, the group of banks agreed to provide more flexible financial covenants than had been originally negotiated. In June 2004, we retired the 2002 Revolving Credit Facility and entered into a $750.0 million unsecured credit facility with a group of banks, the 2004 Unsecured Credit Facility. The 2004 Unsecured Credit Facility consists of a $600.0 million revolving component and a $150.0 million term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% based on our total leverage, and matures in June 2007. The financial covenants, as defined in the 2004 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the 2004 Unsecured Credit Facility Agreement). If we are in default in respect of our obligations under the 2004 Unsecured Credit Facility Agreement, dividends will be limited to the amount necessary to maintain REIT status. We anticipated we would not meet all requirements with respect to the dividend restriction covenant under the 2004 Unsecured Credit Facility Agreement for the nine months ended September 30, 2004 and the remainder of 2004. As such, we requested and received a waiver from the lenders of the 2004 Unsecured Credit Facility which waives said requirements for such covenant for the nine months ended September 30, 2004 and the remainder of 2004. Other than noted, at September 30, 2004, we were in compliance with these financial covenants. Certain conditions of the 2004 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time. In conjunction with the retirement of the 2002 Unsecured Credit Facility, we recorded a loss on early debt retirement of approximately $1.4 million comprised of the write-off of unamortized deferred financing costs.

     At September 30, 2004, the amount eligible to be borrowed under the 2004 Unsecured Credit Facility was approximately $631.2 million, of which approximately $365.0 million was drawn and outstanding. At December 31, 2003, the amount eligible to be borrowed under the 2002 Unsecured Credit Facility was approximately $217.0 million, none of which was drawn and outstanding.

     Financing, Refinancing and Early Debt Retirement

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

     In July 2004, we paid off and retired the mortgage loan on Newport Tower in Jersey City, New Jersey. The mortgage loan had a principal balance of approximately $102.8 million, bore interest at a fixed rate of 7.09% and was scheduled to mature in November 2004.

     In July 2004, we paid down approximately $444.1 million of our variable interest rate commercial mortgage pass-through certificates primarily by drawing on the 2004 Unsecured Credit Facility. The variable interest rate commercial mortgage pass-through certificates bore interest at a variable rate of LIBOR plus various spreads between 0.289% and 0.529% and were scheduled to mature between 2006 and 2008. In conjunction with the pay down of the variable interest rate commercial mortgage pass-through certificates, we recorded a loss on early retirement of debt of approximately $3.2 million, comprised of the write-off of unamortized deferred financing costs of approximately $2.4 million and a prepayment fee of approximately $0.8 million.

     In conjunction with the acquisition of Bank of America Plaza, located at 333 Hope Street, Los Angeles, California, we entered into two non-recourse mortgage loans totaling approximately $242.0 million, bearing interest at an average fixed rate of 5.31% and scheduled to mature in September 2014.

     In conjunction with the sale of real estate during the nine months ended September 30, 2004, we paid off an aggregate of approximately $238.3 million of mortgage debt, resulting in a gain on early debt retirement of approximately $0.6 million comprised primarily of a gain from the forgiveness of debt of approximately $1.2 million, offset by the write-off of unamortized deferred financing costs.

Hedging Activities

     At September 30, 2004 and December 31, 2003, we had outstanding interest rate swap contracts in the notional amount of $150.0 million, bearing a weighted average interest rate of 6.02% and maturing on March 15, 2008. In addition, at September 30, 2004 and December 31, 2003, we had outstanding interest rate swap contracts in the notional amount of $500.0 million, bearing a weighted average interest rate of 2.61% plus various spreads and maturing between July 1, 2005 and January 1, 2006. Due to the pay off and retirement of certain amounts of variable rate debt during the nine months ended September 30, 2004 and due to the anticipated pay off and retirement of certain variable rate debt in the future, we de-designated interest rate swap contracts in the notional amount of $375.0 million. For the three and nine months ended September 30, 2004, we recorded through earnings a derivative loss of approximately $1.2 million and $2.7 million, respectively, representing the total ineffectiveness of our interest rate swap contracts. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. At September 30, 2004 and December 31, 2003, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $12.4 million and $20.3 million at September 30, 2004 and December 31, 2003, respectively.

     We entered into interest rate cap contracts that expired in June 2004 on $120.0 million of our variable rate debt, which limited the underlying LIBOR interest rate on such debt to 6.50%. At December 31, 2003, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above at December 31, 2003, we entered into an interest rate cap contract that expired in April 2004 on approximately $584.7 million of our variable rate debt, which limited the underlying LIBOR rate on such debt to 11.01%. At December 31, 2003, the fair value of this interest rate cap contract was nominal.

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

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of stockholders’ equity. The decrease in our leverage ratio from December 31, 2003 to September 30, 2004 was primarily attributable to the pay-down of existing debt upon the sale of non-core properties.

     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

     Unconsolidated Joint Venture Mortgage Debt

     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method of accounting. At September 30, 2004, our pro rata share of this debt amounted to approximately $420.4 million in the aggregate (approximately $232.7 million in the aggregate at December 31, 2003).

     In March 2004, 1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig, L.L.C., joint ventures through which we own approximately 50% interests in The Grace Building and 1411 Broadway, respectively, together, the Swig Joint Ventures, repaid and retired a mortgage loan with a principal balance of approximately $39.8 million that bore interest at a rate of LIBOR plus 3.5%. We loaned our joint venture partner approximately $20.0 million in conjunction with the debt pay off and retirement. The loan to our joint venture partner bore interest at a rate of LIBOR plus 2.75%, was payable in full on the earlier of March 18, 2005 or the date of the refinancing of the joint venture’s remaining mortgage loan, and was collateralized by the joint venture partner’s investment in the joint venture. The loan to our joint venture partner was repaid in full and retired in June 2004 in conjunction with the refinancing discussed below.

     In June 2004, the Swig Joint Ventures refinanced an approximately $206.9 million mortgage loan, which bore interest at a fixed rate of 7.50% and was scheduled to mature in March 2005, with two mortgage loans totaling approximately $600.0 million, bearing interest at an average fixed rate of 5.52% and scheduled to mature in July 2014. In May 2004, the Swig Joint Ventures entered into forward rate swap agreements to lock in a maximum effective interest rate on the refinanced mortgage loans. The forward rate swap agreements were entered into at current market rates and, therefore, had no initial cost. Upon closing of the refinanced mortgage loans, we advanced approximately $11.5 million to the Swig Joint Ventures and the Swig Joint Ventures paid approximately $11.5 million to settle the forward rate swap agreements, which has been recorded in other comprehensive income. The approximately $11.5 million paid on settlement of the forward rate swap agreements will be amortized into interest expense over the life of the mortgage loan. The Swig Joint Ventures repaid the approximately $11.5 million advance in the third quarter of 2004. The Swig Joint Ventures recorded a loss on early debt retirement of approximately $10.2 million comprised primarily of the write-off of unamortized deferred financing costs and a yield maintenance fee.

     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas. Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L. P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.7 million, resulting in a loss on disposition of real estate, net, of approximately $21.0 million, for the sale of the 50% interest. In conjunction with the sale of our 50% interest in Plaza of the Americas, we determined that the fair value of Plaza of the Americas, based upon the contract price, was less than our carrying value of such asset. Accordingly, we recognized a provision for loss on real estate of approximately $12.7 million related to our 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

     In June 2004, Trizec Plaza of the Americas, L.P. entered into an approximately $68.0 million mortgage loan, bearing interest at a fixed rate of 5.12% and maturing in June 2011. Plaza of the Americas was removed from a pool of cross-collateralized loans that are part of a 2001 commercial mortgage-backed security financing.

     In August 2004, Main Street Partners, L.P. repaid and retired the mezzanine loan on Bank One Center. The mezzanine loan had a principal balance of approximately $19.1 million, bore interest at a variable rate of 11.90% and was scheduled to mature in December 2004. Main Street Partners, L.P. recorded a loss on early debt retirement of approximately $0.03 million comprised of the write off of unamortized deferred financing costs.

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

     Principal Repayments

     The table below presents the schedule of maturities of the collateralized property loans, unsecured credit facility and other loans:

Total Debt
(dollars in thousands)
Principal repayments due in:
Balance of 2004	$6,109
2005	72,798
2006	431,264
2007	462,797
2008	514,464
Subsequent to 2008	969,621

Total	$2,457,053

Weighted average interest rate at September 30, 2004	5.95%

Weighted average term to maturity, in years	4.9

Percentage of fixed rate debt including variable rate debt subject to interest rate caps and interest rate swap agreements	100.0%

Dividends

     On March 10, 2004, we declared a quarterly dividend of $0.20 per share of common stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. On June 14, 2004, we declared a quarterly dividend of $0.20 per share of common stock, payable on July 15, 2004, to the holders of record at the close of business on June 30, 2004. On September 14, 2004, we declared a quarterly dividend of $0.20 per common share, payable on October 15, 2004, to the holders of record at the close of business on September 30, 2004. The aggregate amount of dividends paid on April 15, 2004, July 15, 2004, and October 15, 2004 totaled approximately $30.5 million, $30.5 million, and $30.5 million, respectively.

     On March 10, 2004, we declared an aggregate dividend of approximately $0.005 million for the Class F convertible stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. We accrued an additional $0.001 million dividend for the Class F convertible stock on March 31, 2004, June 30, 2004, and September 30, 2004, respectively.

     On March 10, 2004, we declared an aggregate dividend of approximately $0.6 million for the special voting stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004, and accrued an additional $0.7 million dividend for the special voting stock. On June 14, 2004, we declared an aggregate dividend of approximately $0.6 million for the special voting stock, payable on July 15, 2004, to the holders of record at the close of business on June 30, 2004, and accrued an additional $0.6 million dividend for the special voting stock. On September 14, 2004, we declared an aggregate dividend of approximately $1.7 million for the special voting stock, payable on October 15, 2004, of which, approximately $0.3 million had been previously accrued.

Provision for Loss on Real Estate

     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.”. Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L. P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.7 million, resulting in a loss on disposition of real estate, net, of approximately $21.0 million, for the sale of the 50% interest. In conjunction with the sale of our 50% interest in Plaza of the Americas, we determined that the fair value of Plaza of the Americas, based upon the contract price, was less than our carrying value of such asset. Accordingly, we recognized a provision for loss on real estate of approximately $12.7 million related to our 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

Recovery of Provision for Loss on Discontinued Real Estate and Provision for Loss on Discontinued Real Estate

     As part of the periodic assessment of our real estate properties relative to both the extent to which such assets are consistent with our long-term real estate investment objectives and the performance and prospects of each asset, we determined in the second quarter of 2004 that our investments in seven real estate properties were impaired. Given our strategy focused on owning core real estate in our seven core markets, we reduced our anticipated recovery period for certain of our remaining non-core assets. As a result of the reduction in the anticipated holding period, together with a reassessement of the anticipated future operating income of such non-core real estate properties and the effects of new competition and demand for the properties, we determined that our investments in the Borden Building, Park Central I, 1333 Main Street, Lakeside Centre, New Market Business Park, Bank of America-Columbia and Williams Center I & II were impaired. In accordance with SFAS No. 144, we recorded a provision for loss on discontinued real estate in the aggregate amount of approximately $78.3 million in the second quarter of 2004 to reduce the book value of such non-core assets to their estimated fair values. During the third quarter of 2004, we entered into agreements to sell Lakeside Centre, New Market Business Park and Bank of America- Columbia at sales prices in excess of previous expectations. In accordance with SFAS No. 144, we reduced our provision for loss on discontinued real estate in the aggregate amount of approximately $9.6 million to increase the book values of Lakeside Centre, New Market Business Park and Bank of America- Columbia to their fair values based upon established contract prices, less estimated costs to sell.

     During the second quarter of 2004, internal valuations indicated that the value of Gateway Center, located in Pittsburgh, Pennsylvania, had declined. Accordingly, a provision for loss on real estate in the amount of approximately $40.3 million was recorded in the second quarter of 2004. Gateway Center is encumbered by a mortgage loan in the principal amount of approximately $39.8 million. In August 2004, we received a notice of default related to the debt service from the lender of the mortgage loan on Gateway Center. In September 2004, we came to an agreement with the lender of the mortgage loan on Gateway Center to modify certain terms of this mortgage loan primarily to reduce the yield maintenance penalty upon prepayment of the mortgage loan, as well as to allow the lender of the mortgage loan to participate in sales proceeds in excess of certain debt repayment and debt repayment costs upon the sale of Gateway Center. In conjunction with this loan modification, the lender of the mortgage loan granted a forbearance with respect to any default by us under the terms of the mortgage loan prior to modification. If we default on any of the terms of the loan modification, the forbearance becomes null and void and the lender of the mortgage loan is entitled to exercise all of its rights and remedies under the original mortgage loan, including acceleration of the payment of the mortgage loan in full.

     In accordance with SFAS No. 144, the results of operations of Gateway Center, the Borden Building, Park Central I, 1333 Main Street, Lakeside Centre, New Market Business Park, Bank of America-Columbia and Williams Center I & II have been reported as discontinued operations for all periods presented.

Market Risk — Quantitative and Qualitative Information

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At September 30, 2004, all of our outstanding debt had fixed interest rates (including variable rate debt subject to interest rate caps and interest rate swap agreements), which minimizes the interest rate risk until the maturity of such outstanding debt.

     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At September 30, 2004, we had hedge contracts totaling $650.0 million. Hedge contracts totaling $150.0 million convert variable rate debt at LIBOR plus various spreads to a fixed rate of 6.02% and mature on March 15, 2008. Hedge contract agreements totaling $500.0 million convert variable rate debt at LIBOR plus various spreads to a fixed rate of 2.61% plus various spreads and mature between July 1, 2005 and January 1, 2006. At September 30, 2004, such hedge contracts fixed the interest rate on approximately $473.8 million of our variable rate debt. Due to the pay off and retirement of certain amounts of variable rate debt during the nine months ended September 30, 2004, we de-designated interest rate swap contracts in the notional amount of $375.0 million. For the nine months ended September 30, 2004, we recorded through earnings a derivative loss of approximately $2.7 million, representing the total ineffectiveness of our interest rate swap contracts. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense in unhedged variable rate debt, which, in turn, could affect cash flows and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

     At September 30, 2004, our total outstanding debt was approximately $2.5 billion, all of which was fixed rate debt after the impact of the hedge agreements. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10%, there would be no impact on interest expense. If market rates of interest increased by 10%, the fair value of the total debt outstanding would decrease by approximately $47.6 million.

     Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10%, there would be no impact on interest expense. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $48.6 million.

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

     In October 2004, we reached an agreement to sell 110 William Street, located in New York, New York, to an affiliate of Swig Investment Company, one of our joint venture partners, for approximately $164.5 million. The transaction is expected to occur in the fourth quarter of 2004 and remains subject to the satisfaction of customary closing conditions.

Gain Contingencies

     On September 8, 2004, we and the Los Angeles County Assessor’s Office presented to the Los Angeles County Assessment Appeals Board a written stipulation agreeing to the base year value in 2000, and the 2001, 2002, 2003 and 2004 assessed values of the Hollywood & Highland Complex, located in Los Angeles, California. The stipulation provided for substantial reductions in the assessed value of the Hollywood & Highland Complex for all years. The Los Angeles County Assessment Appeals Board approved the stipulation and adopted the values as set forth in the stipulation, which will result in a real estate tax refund. We will recognize this real estate tax refund in the period it is received.

     Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza, located in New York, New York, that was damaged in 2001. Total remediation and improvement costs were approximately $19.1 million. Through September 30, 2004, we have received approximately $12.1 million in insurance proceeds related to this incident. We have filed a claim for additional proceeds of approximately $7.0 million; however, we cannot provide assurance that we will be successful in collecting the additional proceeds. We will recognize the additional proceeds, if any, in the period received.

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

Subsequent Events

     On October 21, 2004, the Compensation Committee of our Board of Directors made awards to certain senior executives under a long-term incentive compensation program known as the Trizec Properties, Inc. 2004 Long-Term Outperformance Compensation Program (the “OPP”). The OPP was designed as a feature of the Trizec Properties, Inc. 2002 Long-Term Incentive Plan, as amended (the “LTIP”), which plan previously was approved by our stockholders, to provide meaningful incentives to senior executives to increase stockholder value by aligning the interests of senior management with the interests of our stockholders. The size and dollar value of the incentive pool, if any, will depend on the extent to which our performance over a three-year period commencing on October 20, 2004 and ending on October 19, 2007, as measured by our total rate of return to stockholders, exceeds a pre-established performance threshold. The pre-established performance threshold under the OPP is equal to the greater of (a) 110% of the average of the total rate of return to stockholders achieved by members of a pre-determined peer group of companies over the three-year measurement period and (b) a 10% total annual rate of return to our stockolders, compounded annually over the three-year measurement period. The aggregate award amount potentially allocable to the senior executives will be a dollar amount equal to 6% of the product of (a) our total rate of return to stockholders over the three-year measurement period minus the pre-established performance threshold, multiplied by (b) our market capitalization on October 20, 2004. The aggregate award amount will be paid in the form of shares of restricted stock granted under the LTIP. Subject to certain limited exceptions, the aggregate award amount and maximum number of shares of restricted stock issuable to participants may not exceed the lesser of (a) $25.0 million and (b) 2.5% of the aggregate number of shares of our common stock outstanding on a fully diluted basis as of October 19, 2007. We will amortize the value of the award in accordance with SFAS No. 123 over the vesting period. Seventy-five percent of the award vests on October 19, 2007 and 25% of the award vests on October 19, 2008.

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

     The following table reflects our calculation of funds from operations for the three and nine months ended September 30, 2004 and 2003:

	For the three months ended		For the nine months ended
	September 30		September 30
	2004	2003	2004	2003
	(dollars in thousands)
Net income (loss) available to common stockholders	$48,150	$58,822	$(6,709)	$127,571
Add/(deduct):
Gain on disposition of real estate, net	(249)	—	(2,594)	(11,351)
Gain on disposition of discontinued real estate, net	(18,233)	(20,182)	(47,841)	(28,708)
Gain on disposition of real estate from unconsolidated real estate joint ventures	—	—	(704)	(230)
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	44,869	49,653	134,984	150,203

Funds from operations available to common stockholders	$74,537	$88,293	$77,136	$237,485

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     We did not sell any securities in the three months ended September 30, 2004 that were not registered under the Securities Act of 1933, as amended.

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

     During the period from May 8, 2002 to September 30, 2004, 2,024,731 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.

     During the period from May 8, 2002 to September 30, 2004, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were approximately $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.

     None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIZEC PROPERTIES, INC.

Date: November 5, 2004	By:	/s/ Michael C. Colleran

Michael C. Colleran
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s
principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications