Form 10-K
period 2004-12-31
TRIZEC PROPERTIES INC
filed 2005-03-11
CIK 1161935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______.

Commission File Number : 001-16765

TRIZEC PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0387846

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10 South Riverside Plaza
Chicago, IL	60606

(Address of principal executive offices)	(Zip Code)

312-798-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2004 was $1,486.7 million based on a closing price of $16.26 as quoted on the New York Stock Exchange on that date.

As of March 4, 2005, 153,834,587 shares of common stock, par value $0.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2005 are incorporated herein by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), relating to our business and financial outlook which are based on our current expectations, beliefs, projections, forecasts, future plans and strategies, and anticipated events or trends. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology. We intend these forward-looking statements, which are not guarantees of future performance and financial condition, to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements are not historical facts. Instead, such statements reflect estimates and assumptions and are subject to certain risks and uncertainties that are difficult to predict or anticipate. Therefore, actual outcomes and results may differ materially from those projected or anticipated in these forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, without limitation, the risks described under “Item 1. Business – Risk Factors” in this Form 10-K. These factors include, without limitation, the following:

•	changes in national and local economic conditions, including those economic conditions in our seven core markets;

•	the extent, duration and strength of any economic recovery;

•	our ability to maintain occupancy and to timely lease or re-lease office space;

•	the extent of any tenant bankruptcies and insolvencies;

•	our ability to sell our non-core office properties in a timely manner;

•	our ability to acquire office properties selectively in our core markets;

•	our ability to maintain REIT qualification and changes to U.S. tax laws that affect REITs;

•	Canadian tax laws that affect treatment of investment in U.S. real estate companies;

•	competitive environment in which we operate;

•	the cost and availability of debt and equity financing;

•	the effect of any impairment charges associated with asset dispositions or changes in market conditions;

•	the sale or other disposition of shares of our common stock owned by Trizec Canada Inc.;

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

PART I

     In this report, the terms “we”, “us”, “our”, “our company” and “Trizec” refer to Trizec Properties, Inc. and its consolidated subsidiaries.

Item 1. Business

Overview

     Trizec Properties, Inc. is one of the largest fully integrated, self-managed, publicly traded real estate investment trusts, or REITs, in the United States. We are engaged in owning and managing office properties in the United States. At December 31, 2004, we had total assets of approximately $4.5 billion and owned interests in and managed 52 U.S. office properties containing approximately 37.3 million square feet, or approximately 33.8 million square feet based on our pro rata economic ownership interest in unconsolidated real estate joint ventures. Our office properties are concentrated in seven core markets in the United States, located in the following major metropolitan areas: Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Houston, Texas; Los Angeles, California; New York, New York; and Washington, D.C.

     We were originally incorporated as Trizec (USA) Holdings, Inc. in Delaware on October 25, 1989. We changed our name to TrizecHahn (USA) Corporation in 1996 and then to Trizec Properties, Inc. in 2002. Our principal executive offices are located at 10 South Riverside Plaza, Suite 1100, Chicago, Illinois 60606 and our telephone number at that address is (312) 798-6000.

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

UPREIT Structure

     On December 22, 2004, we completed the reorganization of our operating structure by converting to an umbrella partnership real estate investment trust, or UPREIT, structure (the “UPREIT Conversion”). In connection with the UPREIT Conversion, we formed a new operating entity, Trizec Holdings Operating LLC, a Delaware limited liability company (the “Operating Company”), and entered into a contribution agreement and an assignment and assumption agreement with the Operating Company pursuant to which we contributed substantially all of our assets to the Operating Company in exchange for (a) a combination of common units, special voting units and Series F convertible units of limited liability company interest in the Operating Company and (b) the assumption by the Operating Company of substantially all of our liabilities. We now conduct and intend to continue to conduct our business, and own and intend to continue to own substantially all of our assets, through the Operating Company. As the sole managing member of the Operating Company, we generally have the exclusive power under the limited liability company agreement to manage and conduct the business of the Operating Company, subject to certain limited approval and voting rights of other members that may be admitted in the future. Currently, the Operating Company is wholly owned by us.

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

     In 2004, average gross rental rates on approximately 5.9 million square feet of new and renewal leases for our total portfolio decreased by approximately $1.41 per square foot. The average gross rental rates on approximately 5.5 million square feet of new and renewal leases, based on our pro rata economic ownership interest in unconsolidated joint ventures, decreased by approximately $1.51 per square foot. This decrease generally reflected the impact of re-leasing space in properties at lower average rents than the average rents in effect at lease expiration.

     Vacant space in our consolidated portfolio of approximately 10.2%, or approximately 3.1 million square feet, vacant space in our total portfolio of approximately 10.7%, or approximately 4.0 million square feet, and vacant space of approximately 10.5%, or approximately 3.5 million square feet, including our pro rata economic ownership interest in unconsolidated joint ventures, represents an opportunity to increase our cash flow.

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

     In 2004, we incurred approximately $121.8 million for our consolidated portfolio, or approximately $128.0 million including our pro rata economic ownership interest in unconsolidated joint ventures, to renovate and upgrade our properties, including tenant improvements. We intend to continue to actively engage in these and similar activities as appropriate and as market conditions warrant.

     Actively Managing Our Portfolio

     Our portfolio strategy is to invest in office properties in our core markets, which all represent major metropolitan areas that have historically demonstrated high job growth. For the year ended December 31, 2004, our seven core markets accounted for approximately 82.8% of our total office property rental revenue. We believe that focusing on office properties in our core markets will allow us to achieve economies of scale across a diverse base of tenants and to enjoy a significant leasing presence in our markets. By maintaining a wider range of properties in a market, we believe that we are also able to attract a broader tenant base, which provides a more sustainable cash flow. As part of our focus on office properties in our core markets and core submarkets, we sold fifteen non-core office assets, a partial interest in one office property, a partial interest in a joint venture development, two retail assets, and residual land parcels in 2004. With the sales of the retail assets we completed our transformation to a REIT focused solely on office properties. With the sales of the non-core office assets we have exited several non-core markets and submarkets where we had owned single office property assets, including Columbus, Pittsburgh, Baltimore and Sacramento.

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

     Improving the Efficiency and Productivity of Our Operations

     The careful control of both property operating expenses as well as general and administrative expenses is key to achieving our goal of maximizing our operating cash flow. We continue to evaluate and improve our operational structure and have implemented policies and procedures to increase productivity. We intend to continue to seek ways to generate general and administrative expense savings over time.

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

     We regularly review various credit ratios such as outstanding debt-to-book value, outstanding debt-to-asset value, fixed charge ratio and interest coverage ratio to monitor our leverage. We are also aware of the risk of interest rate increases. In order to mitigate the risk of rising interest rates, we may pursue fixed rate financing. In addition, from time to time, we may enter into interest rate derivative contracts in order to limit our exposure to increasing interest rates. At December 31, 2004, by way of interest rate swap agreements, we had fixed the interest rates on $150.0 million of variable rate debt at a weighted average interest rate of 6.02%. We monitor both the amount of our leverage and the mix of our fixed/floating-rate debt to provide a more reliable stream of earnings.

     An important source of liquidity for us is our $750.0 million unsecured credit facility that we entered into in June 2004. The unsecured credit facility consists of a $600.0 million revolving component and a $150.0 million term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% based on our total leverage, and matures in June 2007. The unsecured credit facility includes numerous financial covenants that govern our ability to borrow under the facility and the amount of borrowings that are available under the facility. As of December 31, 2004, the amount eligible to be borrowed under this facility was approximately $484.9 million, $150.0 million of which was outstanding.

     We also have available an effective shelf-registration statement under which we may offer and sell of up to an aggregate amount of $750.0 million of common stock, preferred stock, depositary shares representing shares of our preferred stock and warrants exercisable for common stock or preferred stock. However, our ability to raise funds through sales of common stock, preferred stock, depositary shares representing shares of our preferred stock and common and preferred stock warrants is dependent upon, among other things, general market conditions for REITs, market perceptions about our company, the current trading price of our stock and the current interest rates. The proceeds from the sale of shares of common stock, preferred stock, depositary shares representing shares of our preferred stock or common and preferred stock warrants, if any, would be used for general corporate purposes, which may include, among other things, the acquisition of additional properties or the repayment of outstanding indebtedness.

     To the extent we believe it necessary and efficient, we may raise capital through a variety of means in addition to our traditional secured debt, including but not limited to selling assets, entering into joint ventures or partnerships with equity providers, issuing equity securities or a combination of these methods.

Competition

     The leasing of real estate is highly competitive. We compete for tenants with property owners, lessors and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of our buildings. We also experience competition when attempting to acquire real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

Industry Segments and Seasonality

     Our primary business is the ownership and management of office properties. Our long-term tenants are in a variety of businesses and no single tenant is significant to our business. Our properties are concentrated in seven core markets with similar economic characteristics. Information by geographic segment for the years ended December 31, 2004, 2003 and 2002 is set forth in Note 25 to the consolidated financial statements included in this Form 10-K. Our business is not seasonal.

Employees and Organizational Structure

     At March 4, 2004, we had approximately 740 employees. Of these employees, approximately 175 were employed in our corporate offices, with the remainder employed regionally and locally in the operation of our property portfolio. Consistent with our focus on core cities, we have dedicated regional leasing and property management teams based in Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Houston, Texas; Los Angeles, California; New York, New York; and Washington, D.C. Additionally, approximately 120 of our employees who are employed in our office portfolio operations are represented by labor unions. We consider our labor relations to be positive and anticipate maintaining agreements with our labor unions on terms satisfactory to all parties.

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

     In addition, we have posted the charters for our Audit Committee, Compensation Committee, Corporate Governance Committee and Nominating Committee, as well as our Corporate Governance Principles and our Code of Business Conduct and Ethics, on our website at www.trz.com under the headings “Investors – Corporate Governance”. We will also provide a print copy of these documents to stockholders upon request.

RISK FACTORS

     You should carefully consider the risks described below. These risks are not the only ones that we may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our results of operations, financial condition and business operations generally, and hinder our ability to make distributions to our stockholders.

Risks Relating To Our Business

Our operating and financial performance and our financial condition, as well as the value of our real estate assets, are subject to the risks incidental to the ownership and operation of real estate properties.

     Our results of operations and financial condition, the value of our real estate assets, and the value of your investment are subject to the risks normally associated with the ownership and operation of real estate properties. These risks include, but are not limited to, the following:

•	adverse changes in the national and regional economic climate, as well as the local economic conditions in core markets in which our properties are located;

•	cyclical nature of the real estate industry, particularly in the commercial office sector, and possible oversupply of, or reduced demand for, office space in our core markets;

•	negative trends in employment levels;

•	competition from other commercial office real estate owners who own properties in our core markets;

•	unfavorable changes in market rental rates and our ability to rent space on favorable terms;

•	bankruptcy, insolvency or credit deterioration of our tenants;

•	increase in interest rates and lack of availability of financing;

•	increases in operating costs, including costs incurred for periodic renovations and repairs that are necessary as our properties age;

•	illiquidity of real estate assets, which may make it difficult for us to sell our real estate investments in response to changes in the economic climate and real estate industry;

•	civil unrest, acts of terrorism, earthquakes and other natural disasters or acts of God that may result in uninsured losses;

•	attractiveness of our properties to tenants; and

•	changes in the availability and affordability of insurance on commercially reasonable terms, in levels of coverage for our real estate assets and in exclusions from insurance policies for our real estate assets.

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

If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced.

     Scheduled lease expirations in our office portfolio over the next five years average approximately 9.7% annually on a consolidated basis at December 31, 2004. In particular, we expect significant lease expirations during 2005 for our office properties in the Atlanta, New York and Washington D.C. markets. We may be unable to promptly renew leases with our existing tenants or enter into new leases with new tenants as our existing leases expire due to economic and other factors. In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases because:

•	the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases; or

•	substantial tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.

     If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected.

If a significant number of our tenants defaulted on their leases or sought bankruptcy protection, our cash flows and operating results would suffer.

     Our tenants may experience a downturn in their business, which could weaken their financial condition and result in the tenants’ inability to make rental payments in a timely manner. In some cases, a tenant that is facing financial difficulty may simply cease making rental payments. Either of these events will significantly harm our revenues and negatively affect our operating results. In addition, a tenant may seek the protection of bankruptcy, insolvency or similar laws and as part of the bankruptcy proceeding, a court may authorize the tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay in full the amounts it owes us under a lease. The resulting loss of rental payments and costs associated with re-leasing those leasable spaces could adversely affect our cash flows and operating results, thereby reducing the amount of our dividends.

Our business is substantially dependent on the economic climates of seven core markets and the adverse conditions in these markets, or in the national economy generally, may adversely impact our results of operations and financial condition.

     Our real estate portfolio consists of office properties in seven core markets, located in the following major metropolitan areas: Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Houston, Texas; Los Angeles, California; New York, New York; and Washington, D.C. As a result, our business is substantially dependent on the economic climate within these markets. A continuing, prolonged downturn in the economies of these core markets, or the impact that a downturn in the overall national economy may have on these markets, could result in further reduced demand for office space. A downturn in demand for office space in any one of our core markets could have a material impact on our ability to lease the office space in our portfolio and may adversely impact our financial results and our cash flows.

Provisions for losses of real estate investments may negatively affect our operating results.

     Under the relevant accounting rules, if we decide to sell one or more of our real estate assets, we are required to re-assess the fair value of those properties based on the anticipated operating income that such properties will generate in light of the reduction of their holding period. In addition, with respect to our properties that we intend to continue to own, we also are required to periodically assess the performance and prospects of each such property. Based on reassessment, we are required to reflect on our financial statements the lower of either fair value or “carrying” (or book) value of these properties. To the extent that the fair value of these properties exceeds their carrying value, we are further required to recognize an impairment charge equal to such excess amount. During 2004, we recognized an aggregate impairment charge of approximately $121.7 million for our properties held for sale and certain of our operating properties. As we continue to monitor the performance of our properties and implement our repositioning strategy in the future, we may recognize additional impairment charges that are significant, which would adversely affect our results of operation.

We may have difficulty selling our properties due to economic, tax and other reasons. As a result, we may not be able to sell our properties when appropriate and our repositioning strategy may be negatively impacted.

     We implemented a repositioning strategy pursuant to which we commenced selectively disposing of our non-core properties in core and non-core markets. As part of our repositioning strategy, we sold fifteen office properties, a partial interest in one office property, a partial interest in a joint venture development, two retail properties and three land parcels, generating aggregate net proceeds of approximately $959.9 million during 2004. We intend to continue to pursue our repositioning strategy throughout 2005 and from time to time opportunistically sell other non-core properties as part of our overall business. However, real estate investments, especially large and high quality office properties like the ones that we own, can be difficult to sell quickly or at all, especially if market conditions are unfavorable. This may limit our ability to change our portfolio promptly in response to changes in economic or other conditions and continue to implement our repositioning strategy. In addition, federal tax laws impact our decisions to sell many of our properties. In this regard, under certain circumstances we could incur federal income tax liability upon the sale of properties that we have owned for fewer than four years and, until 2011, we are subject to federal income tax upon the sale of properties that we owned on January 1, 2001, which was the first day of our first year in which we were taxed as a REIT, but only on the “built-in gain” that existed with respect to those properties as of January 1, 2001. Further, for 2005, 2006 and 2007, if we recognize net capital gain on the sale of our office properties, we are required to reimburse Trizec Canada Inc. and its affiliates for the 35% federal income tax withholding that would apply to the portion of the “net capital gain” distributed to Trizec Canada Inc. and its affiliates. Also, we may enter into “tax protection agreements” with joint venture partners that would restrict our ability to sell the affected property in a taxable transaction for a limited period of time. These potential tax related costs and restrictions may affect our ability to sell properties in taxable transactions without adversely affecting returns to our stockholders. If we choose to sell our properties in tax-free exchanges we will not incur these tax costs, but we will be required to acquire additional properties within a specified statutory time-frame. These restrictions reduce our ability to respond promptly to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

Actual or perceived threat of terrorism may adversely affect operating results from our properties.

     Our portfolio is concentrated in large metropolitan areas, some of which have been or may be perceived to be subject to terrorist attacks. Furthermore, many of our properties consist of high-rise buildings, which may also be subject to this actual or perceived threat, which could be heightened in the event that the U.S. engages in additional armed conflict. This could have a material adverse affect on our ability to lease the office space in our portfolio. Furthermore, the implementation of increased security measures at our properties increases property costs, which, in some cases, we may not be able to fully pass on to tenants. Each of these factors could have a material adverse impact on our operating results and cash flow, as well as the amount of our dividends.

Compliance with our tax cooperation agreement for the benefit of Trizec Canada Inc. may limit our flexibility in making real estate investments and conducting our business.

     In connection with our 2002 corporate reorganization, we entered into a tax cooperation agreement with TrizecHahn Office Properties Ltd., a wholly-owned, Canadian subsidiary of TrizecHahn Corporation. Under the agreement, we have agreed to continue to conduct our business activities with regard to the consequences to Trizec Canada Inc. and its affiliates under Canadian tax laws, as they may be amended from time to time. Compliance with this agreement may require us to conduct our business in a manner that may not always be the most efficient or effective because of potential adverse Canadian tax consequences to Trizec Canada Inc. and its affiliates. Furthermore, we may incur incremental costs due to the need to reimburse Trizec Canada Inc. and its affiliates for tax liabilities incurred by them as a result of our operations. The tax cooperation agreement terminates on December 31, 2007.

Our financial covenants could adversely affect our financial condition and results of operations.

     The financings secured by our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, our unsecured credit facility contains certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including debt ratios that we are required to maintain.

     We expect to rely on borrowings under the unsecured credit facility for working capital, liquidity, funds for dividends and to finance potential future acquisition and development activities. Our ability to borrow under the unsecured credit facility is subject to compliance with our financial and other covenants. If we are unable to borrow under the unsecured credit facility, or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted. If we breach covenants in a debt agreement, the lender can declare a default and require us to repay the debt immediately and, if the debt is secured, can take possession of the property securing the loan. In addition, some of our financings may be cross-defaulted or cross-accelerated to our other indebtedness. A cross-default or cross-acceleration may give the lenders under those financings the right also to declare a default or accelerate payment of the loan.

Our degree of leverage may adversely affect our business and the market price of our common stock.

     At December 31, 2004, our leverage, which we define as the ratio of our mortgage debt and other loans to the sum of net debt and the book value of stockholders’ equity, was approximately 53.1%.

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

     Our combined consolidated financial statements for periods prior to the effective date of our 2002 corporate reorganization have been carved out from the consolidated financial statements of TrizecHahn Corporation using the historical operating results and historical bases of the assets and liabilities of the businesses that we comprise. Accordingly, the historical financial information that we have included in this report does not necessarily reflect what our financial position, operating results and cash flows would have been had we been a separate, stand-alone public entity during all of the periods presented.

     Prior to the effective date of our 2002 corporate reorganization, TrizecHahn Corporation accounted for us as, and we operated as, a separate, stand-alone entity. Our costs and expenses include payments made to TrizecHahn Corporation for direct reimbursement of third-party purchased services and a portion of salaries, for certain employees, for direct services rendered. We consider these charges to be reasonable reflections of the use of services provided to us for the benefit that we received.

     Our historical financial information is not necessarily indicative of what our operating results, financial position and cash flows will be in the future. We have not made adjustments to our historical financial information to reflect changes that have occurred in our cost structure as a result of our 2002 corporate reorganization, including increased costs associated with being a publicly traded, stand-alone company. These incremental costs included, but are not limited to, additional senior management compensation expense to supplement the existing management team, and internal and external public company corporate compliance costs.

If we are unable to manage our interest rate risk effectively, our cash flows and operating results may suffer.

     At December 31, 2004 we had approximately $108.8 million of debt outstanding subject to variable interest rates, and we may incur additional debt that bears interest at variable rates. Accordingly, if interest rates increase, our debt costs will also increase. To manage our overall interest rate risk, we enter into fixed rate loans and floating rate loans. We also enter into interest rate protection agreements consisting of swap contracts and cap contracts in order to mitigate the effect of increasing rates on a portion of our floating rate debt. Developing an effective interest rate strategy, however, is complex, and no strategy can completely insulate us from the risks associated with interest rate fluctuations. Despite our hedging activities, we cannot assure you that we will be able to manage our interest rate risk effectively or that our variable rate exposure will not have a material adverse effect on our cash flows, operating results and cash available for distribution. Furthermore, our interest rate hedging arrangements may expose us to additional risks, including additional costs, such as transaction fees or breakage costs, or requirements to post collateral for hedges that may have decreased in value since execution. Although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty may fail to honor its obligations. We cannot assure you that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

Our insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations.

     We carry insurance on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. The property insurance that has been maintained historically has been on an “all risk” basis, which until 2003 included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their “all risk” policies. As a result, our “all risk” insurance coverage contained specific exclusions for losses attributable to acts of terrorism. In light of this development, for 2003 we purchased stand-alone terrorism insurance on a portfolio-wide basis with an annual aggregate limit of $250 million. Effective December 31, 2003, we amended our insurance coverage for acts of terrorism as a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”) enacted by Congress and signed into law by President Bush in November 2002. Effective December 31, 2003, we formed a wholly-owned taxable REIT subsidiary, Concord Insurance Limited (“Concord”), to act as a captive insurance company and be the primary carrier with respect to our terrorism insurance program. Our expired terrorism insurance program that provided a limit of $250 million in the aggregate per year was replaced with a terrorism insurance program with a limit of $500 million per occurrence, as prescribed under the provisions of TRIA. This current terrorism insurance program provides coverage for certified nuclear, chemical and biological exposure, whereas the previous insurance coverage did not cover such exposure. Under TRIA, we have a per occurrence deductible of $0.1 million and retain responsibility for 10% of the cost of each nuclear, chemical and biological certified event up to a maximum of $50 million per occurrence. If the certified terrorism event is not found to be a nuclear, chemical or biological event, our 10% exposure is limited to the $0.1 million deductible. The federal government is obligated to cover the remaining 90% of the loss above the deductible up to $100 billion in the aggregate annually. Since the limit with respect to our portfolio may be less than the value of the affected properties, terrorist acts could result in property damage in excess of our current coverage, which could result in significant losses to us due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstance could have a material adverse effect on our financial condition and results of our operations. In the future, we may obtain different coverage depending on the availability and cost of third party insurance in the marketplace.

     During 2003, we received notices to the effect that our insurance coverage against acts of terrorism may not comply with loan covenants under certain debt agreements. We reviewed our coverage and believe that it complied with these documents and that our insurance coverage adequately protected the lenders’ interests. We initiated discussions with these lenders to satisfy their concerns and assure that their interests and our interests are adequately protected. As a result of our discussions, the lenders who sent notices in 2003 accepted the insurance coverage that we provided, one of whom did so with a formal written irrevocable waiver for the 2003 policies.

     The new terrorism insurance program described above became effective on December 31, 2003. Because the program relies upon TRIA, which was not signed into law until November 2002, it does not conform to the formal insurance requirements of the loan covenants that pre-dated TRIA. If a lender takes the position that our insurance program is not in compliance with covenants in a debt agreement, we could be deemed to be in default under the agreement. In that case, we may decide to obtain insurance to replace or supplement our insurance program in order to fulfill the lender’s request. In the future, our ability to obtain debt financing, or the terms of such financing, may be adversely affected if lenders insist upon additional requirements or greater insurance coverage against acts of terrorism than may be available to us in the marketplace at rates or on terms that are commercially reasonable.

     Effective May 1, 2004, we elected to also utilize Concord to underwrite our general liability and workers compensation insurance programs. Under such insurance programs, we are generally responsible for up to $0.3 million per claim for both general liability and workers compensation. We maintain excess liability insurance with independent insurance carriers to minimize risks related to catastrophic claims. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

     Insofar as we own Concord, we are responsible for its liquidity and capital resources, and the accounts of Concord are part of our consolidated financial statements. If we experience a loss and Concord is required to pay under its insurance policies, we would ultimately record the loss to the extent of Concord’s required payment.

     Effective December 31, 2004, we formed Concordia Insurance LLC and Chapman Insurance LLC to underwrite terrorism, general liability and workers compensation insurance programs for our wholly owned and joint venture properties, respectively. Effective December 31, 2004, Concord underwrote terrorism, general liability and workers compensation insurance programs only for properties for which we have third party management agreements.

     Our earthquake insurance on our properties located in areas known to be subject to earthquakes is in an amount and subject to deductibles that we believe is commercially reasonable. However, the amount of earthquake insurance coverage may not be sufficient to cover all losses from earthquakes. Since the limit with respect to our portfolio may be less than the value of the affected properties, earthquakes could result in property damage in excess of our current coverage, which could result in significant losses to us due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstance could have a material adverse effect on our financial condition and results of operations. As a result of increased costs of coverage and decreased availability, the amounts of the third party earthquake insurance we may be able to purchase on commercially reasonable terms may be reduced. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimate of the value of the coverage.

     There are other types of losses, such as from acts of war, acts of bio-terrorism or the presence of mold at our properties, for which coverage is not available in the market to us or other purchasers of commercial insurance policies. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

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

     Our financial results depend primarily on leasing space in our office properties to tenants on terms favorable to us. Costs associated with real estate investments, such as real estate taxes and maintenance and other operating costs, generally do not decrease even when a property is not fully occupied or other circumstances cause a reduction in income from the property. Cash flow and income from the operations of our properties may be reduced if a tenant does not pay its rent. Under those circumstances, we might not be able to enforce our rights as landlord without delays, we may be unable to re-lease properties on favorable terms and we might incur substantial legal costs. Additionally, new properties that we may acquire or develop may not produce significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. Each of these circumstances can further reduce cash flows and operating results by requiring us to expend capital to cover our fixed real estate costs, thereby reducing the amount of our dividends.

Competition may adversely affect the ability to lease our properties, which may cause our cash flows and operating results to suffer.

     We face significant competition from developers, managers, operators and owners of office and mixed-use properties in seeking tenants for our properties. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties, particularly if there is an oversupply of space available in the market. Competition for tenants could have a material adverse effect on our ability to lease our properties and on the rents that we may charge or concessions that we must grant. If our competitors adversely impact our ability to lease our properties, our cash flows and operating results may suffer, and consequently we may reduce the amount of our dividends.

We face significant competition for acquisitions which could adversely affect our growth strategy.

     Assuming we are able to obtain capital on commercially reasonable terms and the market conditions are favorable, we may selectively acquire new office properties in our core markets and other key locations as part of our growth and repositioning strategy. However, we face significant competition from other well-capitalized real estate investors, including both publicly traded and private REITs, investment banks, and institutional investment funds for attractive investment opportunities. Such competition may significantly increase the purchase price of new acquisitions or prevent us from acquiring a desired property, which would adversely affect our operating results and adversely affect our growth and repositioning strategy.

Our acquisitions may fail to perform as expected.

     Even if we are able to find and acquire suitable office properties, those properties may fail to perform as expected. For example, we may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or may be unable to quickly and efficiently integrate new acquisitions into our existing operations. We may also acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. Each of these factors could have an adverse affect on our results of operations and financial condition.

Because we must distribute a substantial portion of our net income to qualify as a REIT, we will be dependent on third-party sources of capital to fund our future capital needs.

     To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund all of our future capital needs, including capital for property acquisitions and developments, from our net income. In addition, we may not have sufficient cash or other liquid assets on hand to satisfy our distribution requirements in any one year. Therefore, we will have to rely on third-party sources of capital to fund these obligations, which may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. If we are not able to obtain third-party sources of capital on favorable terms, our results of operations could be adversely affected, which could result in a decline in the market value of our securities. If we are not able to obtain capital from third-parties at all, our results of operations likely would be adversely affected, and our ability to make distributions to our stockholders and qualify as a REIT could be jeopardized. Moreover, additional equity offerings may result in substantial dilution of our stockholders’ interests, and additional debt financing may substantially increase our leverage.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expense.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and New York Stock Exchange rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have purchased reduced coverage at substantially higher costs than in past. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

We do not have sole control over the properties that we hold with co-venturers or partners or over the revenues and certain decisions associated with those properties, which may limit our flexibility with respect to these investments.

     As of December 31, 2004, we owned interests in seven unconsolidated real estate joint ventures and one unconsolidated development joint venture. The office properties that we own through unconsolidated real estate joint ventures or partnerships totaled approximately 7.0 million square feet, with our ownership interest totaling approximately 3.5 million square feet. In addition, we owned interests in two consolidated real estate joint ventures totaling approximately 900,000 square feet. A joint venture or partnership involves risks, including the risk that a co-venturer or partner:

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

     Furthermore, if we failed to qualify as a REIT for 2007, the conversion rights of the holder of our Class F convertible stock, Trizec Canada Inc. and its affiliates, could be triggered and, as a result, your interest in us would be immediately diluted and the value of our common stock would be adversely affected. In addition, failing to qualify as a REIT likely would impair our ability to raise capital and expand our business, and likely would adversely affect the market price of our common stock.

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

Risks Relating To Our Capital Stock

P.M. Capital Inc., a corporation controlled by Peter Munk, our chairman, maintains an ownership interest in Trizec Canada Inc. by which Mr. Munk will control the election of members of our board of directors until January 1, 2008.

     Mr. Munk, our chairman and the chairman of Trizec Canada Inc., controls P.M. Capital Inc. P.M. Capital, through its ownership of Trizec Canada Inc.’s multiple voting shares, has a majority of the votes in elections of Trizec Canada Inc.’s board of directors and on other matters to be voted on by Trizec Canada shareholders. Trizec Canada Inc., through its indirect ownership of our common stock and special voting stock, has a majority of the votes in elections of our board of directors until January 1, 2008, provided that Trizec Canada Inc. or its subsidiaries hold our special voting stock until such time. Mr. Munk’s effective control of Trizec Canada Inc. will therefore enable him to elect our entire board of directors. Although a nominating committee composed of independent members of our board of directors nominates candidates for election to our board, until January 1, 2008, Mr. Munk may exercise his control over us to elect alternative candidates. Additionally, as long as Mr. Munk has this right to elect directors, he also has the power at any time, under Delaware law, to remove one or more directors.

Limitations on ownership of our capital stock by stockholders that are not qualifying “U.S. Persons” may adversely affect the market price of our common stock.

     Our certificate of incorporation contains an ownership limitation that is designed to enable us to qualify in the future as a “domestically-controlled” REIT within the meaning of Section 897(h)(4)(B) of the Internal Revenue Code of 1986, as amended. This limitation restricts any person that is not a qualifying “U.S. person” (as defined in our certificate of incorporation) from beneficially owning our capital stock if that person’s holdings, when aggregated with shares of our capital stock beneficially owned by all other persons that are not qualifying “U.S.

persons,” would exceed 45% by value of our issued and outstanding capital stock. Our certificate of incorporation defines “U.S. Person” for this purpose as a person that falls within at least one of the following 16 categories:

•	a U.S. citizen;

•	a U.S. resident individual;

•	an S corporation;

•	a partnership, limited liability company (or other entity classified as a partnership for U.S. federal income tax purposes) (a) that is created or organized in or under the laws of the United States or any State or the District of Columbia and (b) at least 95% (by value) of the interest in which are owned by U.S. Persons;

•	a corporation or business trust (or other entity classified as a corporation for United States federal income tax purposes) (a) that is created or organized in or under the laws of the United States or any State or the District of Columbia and (b) at least 95% (by value) of the shares, units or other ownership interests in which are owned by U.S. Persons;

•	an estate if (a) its income is subject to U.S. tax regardless of source and (b) at least 95% of amounts distributable by it are distributable to U.S. Persons;

•	a registered investment company (as defined in Section 851 of the Code) that is offered for sale only in the United States;

•	a trust if (a) a court within the United States is able to exercise primary jurisdiction over its administration, (b) one or more United States persons (as defined in Section 7701(a)(30) of the Code) have the authority to control all substantial decisions of the trust, and (c) at least 95% of amounts distributable by it are distributable to U.S. Persons;

•	a corporation, fund, foundation or other organization organized under the laws of the United States or any State or the District of Columbia and that is generally exempt from tax therein and is described in Section 501(c)(3) of the Code;

•	a legal person organized under the laws of the United States or any State or the District of Columbia and that is generally exempt from tax therein and is established and maintained to provide pensions or other similar benefits in connection with employment pursuant to a plan (including, without limitation, (a) a trust described in Section 401(a) of the Code and (b) an “eligible deferred compensation plan” as defined in Section 457 of the Code in respect of which the employer is a U.S. Person);

•	a simplified employee pension plan described in Section 408(k) of the Code, an individual retirement account, an account described in Section 408(p) of the Code, an annuity plan described in Section 403 of the Code, and any similar plan permitted under the Code in respect of individual retirement benefits or similar benefits, provided that in each case at least 95% of all amounts payable under such plan are payable to U.S. Persons;

•	a group trust in which assets of persons described in paragraph (10) or (11) above are pooled;

•	a Keough plan, provided that at least 95% of all amounts payable under such plan are payable to U.S. Persons;

•	a governmental entity consisting of any of: (a) any governing body of the United States, or of a political subdivision or local authority of the United States; (b) a person that is wholly owned,

directly or indirectly, by the United States or a political subdivision or local authority of the United States provided (i) it is created or organized in or under the laws of the United States, or of any State or the District of Columbia, (ii) its earnings are credited to its own account with no portion of its income inuring to the benefit of any private person, and (iii) its assets vest in the United States or a political subdivision or local authority of the United States upon dissolution; and (c) a pension trust or fund of a person described in subparagraph (a) or (b) that is created or organized in or under the laws of the United States or of any State or of the District of Columbia and that is constituted and operated exclusively to administer or provide pension benefits to individuals in respect of services rendered to such person in the discharge of functions of a governmental nature;

•	a “common trust fund” as defined in Section 584 of the Code or separate account, respectively, (a) established by a bank or insurance company, respectively, organized in the United States or under the laws of the United States or any State or the District of Columbia and (b) at least 95% (by value) of the interests in which are owned by U.S. Persons; or

•	an investment club or similar entity (a) that is created or organized in or under the laws of the United States or any State or the District of Columbia and (b) at least 95% (by value) of the interests in which are owned by U.S. Persons.

     As a result of our enforcement of this ownership limitation, persons other than qualifying U.S. Persons are effectively excluded from the market for our common stock. Moreover, beneficial holders of 2% or more of our outstanding stock are required to provide certain information to us on an ongoing basis in order to avoid the presumption that such beneficial holder is not a qualifying U.S. Person. The inability of holders of our common stock to sell their shares to persons other than qualifying U.S. Persons may adversely affect the market price of our common stock.

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

The sale or availability for sale of approximately 60 million shares of our common stock owned indirectly by Trizec Canada Inc. or shares of our common stock that may be issued hereafter could adversely affect the market price of our common stock.

     As a result of our 2002 corporate reorganization, approximately 60 million shares, or approximately 40% of the outstanding shares of our common stock, are held by Trizec Canada Inc. through an indirect, wholly-owned Hungarian subsidiary. Dispositions of this common stock may occur in the following circumstances:

•	Trizec Canada Inc. shareholders will have the right to redeem their shares from time to time, and Trizec Canada Inc. will have the option of satisfying these redemptions with shares of our common stock held by the Hungarian subsidiary.

•	Trizec Canada Inc. may cause the Hungarian subsidiary to dispose of some or all of the shares of our common stock held by the Hungarian subsidiary at any time for any reason. In this regard, it should be noted that it is expected that we will qualify as a “domestically-controlled” REIT in mid to late 2007, at which time the Hungarian subsidiary could sell its shares of our common stock without incurring U.S. federal income tax liability with respect to such stock.

     We may issue additional shares of our common stock:

•	upon exercises of our stock options and warrants; and

•	upon conversions of our Class F convertible stock (for additional information on the conversion of our Class F convertible stock, see “Risk Factors—The issuance of additional shares of our common stock pursuant to the terms of our Class F convertible stock may dilute your interest in our company and adversely affect the market price of our common stock” below).

     To permit market sales of our common stock in the circumstances described above, including by subsequent holders, we have registered or agreed to register under the Securities Act of 1933, as amended, all of the common stock described above.

     In addition, Trizec Canada Inc.’s Hungarian subsidiary has pledged as collateral for secured credit facilities of TrizecHahn Corporation a portion of the shares of our common stock that it holds, and in the event of a default the pledgee under those facilities may realize on the pledge and sell the shares.

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

     For example, primarily to facilitate the maintenance of our qualification as a REIT, our certificate of incorporation generally prohibits ownership, directly or indirectly, by any single stockholder of more than 9.9% of the value of outstanding shares of our capital stock. Our board of directors may modify or waive the application of this ownership limit with respect to one or more persons if it receives a ruling from the Internal Revenue Service or an opinion of counsel concluding that ownership in excess of this limit with respect to one or more persons will not jeopardize our status as a REIT. The ownership limit, however, may nevertheless have the effect of inhibiting or impeding a change of control over us or a tender offer for our common stock. Similarly, our certificate of incorporation prohibits more than 45% of the value of our outstanding equity stock from being owned by stockholders who are not qualifying U.S. Persons (as defined in our certificate of incorporation). This provision also could inhibit change of control transactions or a tender offer for our common stock, as could the existence of our Class F convertible stock. (For additional information on the conversion of our Class F convertible stock, see “Risk Factors—The issuance of additional shares of our common stock pursuant to the terms of our Class F convertible stock may dilute your interest in our company and adversely affect the market price of our common stock” below).

Dividends payable on our special voting stock may decrease the amount of our dividends on our common stock and there may be an increase in the amount of dividends on our special voting stock as a result of anticipated changes in the U.S.-Hungary income tax treaty.

     As a result of our 2002 corporate reorganization, Trizec Canada Inc. owns indirectly approximately 40% of our common stock. Substantially all of the 40% interest is owned through an indirect, wholly-owned Hungarian subsidiary and a small number of shares are owned through an indirect, wholly-owned Canadian subsidiary of

Trizec Canada Inc. The Trizec Canada Inc. subsidiaries will be subject to taxes, expected to be only U.S. and Hungarian cross-border withholding taxes, in respect of dividends paid by us to the Canadian subsidiary and the Hungarian subsidiary and by the Hungarian subsidiary to the Canadian subsidiary.

     The Hungarian subsidiary currently holds all of our special voting stock. As the holder of this stock, the Hungarian subsidiary is entitled to dividends from us that, when aggregated with dividends received by the Hungarian subsidiary on our common stock and after deducting related non-Canadian taxes, including the withholding taxes described above, will equal the dividends received by our U.S. stockholders on our common stock on a per share basis. Dividends on our special voting stock will be payable only in connection with common stock dividends paid by us prior to December 2007.

     The U.S.-Hungary income tax treaty generally provides for a reduced rate of U.S. cross-border withholding taxes applicable to dividends paid by us to the Hungarian subsidiary. The income tax treaty is currently being renegotiated. We expect that as a result of the renegotiation, the effective rate of U.S. and Hungarian cross-border withholding taxes required to be paid on the aforementioned common stock and special voting stock ordinary income dividends could increase from approximately 10% to approximately 30% (and possibly up to approximately 35% if Trizec Canada Inc. were not to restructure its Hungarian subsidiary). We do not presently know how long the renegotiation process will take. If, however, an increased tax rate took effect at any time prior to the expiration of the dividend right on our special voting stock, any dividends paid on our special voting stock would increase, thereby decreasing the amount available for dividends on our common stock.

The issuance of additional shares of our common stock pursuant to the terms of our Class F convertible stock may dilute your interest in our company and adversely affect the market price of our common stock.

     In order that Trizec Canada Inc. and its subsidiaries, on the one hand, and our other stockholders, on the other hand, will share ratably any FIRPTA tax, as described below, that Trizec Canada Inc. and its affiliates may incur, we have issued all outstanding shares of our Class F convertible stock to the indirect, wholly-owned Hungarian subsidiary of Trizec Canada Inc. Under the terms of the Class F convertible stock, this stock is convertible into shares of our common stock if Trizec Canada Inc. or its affiliates or their subsidiaries incur FIRPTA tax and any related costs, interest and penalties in connection with:

•	the 2002 corporate reorganization; or

•	specified future transactions or events that allow for the conversion of our Class F convertible stock into common stock, including:

–	dispositions of our common stock in connection with major corporate transactions or events, such as mergers, requiring the approval of a specified portion of our common stockholders or the tendering of a specified portion of our common stock to affect those transactions or events, and

–	transactions or events during a specified period after the end of the five-year period ending in 2007, after which it is expected that we will qualify as a “domestically-controlled” REIT.

     In general, a foreign corporation disposing of a U.S. real property interest, including shares of U.S. corporations whose principal assets are U.S. real estate, is subject to a tax, known as FIRPTA tax, equal to 35% of the gain recognized on the disposition of that property interest. If, however, the interest being disposed of is an interest in a REIT that qualifies as a “domestically-controlled” REIT within the meaning of Section 897(h)(4)(B) of the Internal Revenue Code of 1986, as amended, no FIRPTA tax is payable. We will qualify as a “domestically-controlled” REIT only if less than 50% of our capital stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of the disposition.

     If Trizec Canada Inc. or its affiliates incur FIRPTA tax in connection with the circumstances discussed above, our Class F convertible stock will be convertible into additional shares of our common stock in an amount sufficient to fund the payment of the FIRPTA tax, plus reasonable costs and expenses in connection with the payment of the tax. If we are required to issue additional shares of our common stock pursuant to the terms of our Class F convertible stock, all shares of our common stock, including those held indirectly by Trizec Canada Inc., would suffer immediate dilution, which could be substantial. In addition, the sale of our common stock by Trizec Canada Inc. or its subsidiaries to fund the payment of FIRPTA tax in the circumstances discussed above may adversely affect the market price of our common stock. We do not believe that Trizec Canada Inc. and its affiliates should incur a material amount of FIRPTA tax in connection with any of the transfers made as part of our 2002 corporate reorganization. We cannot assure you, however, that no material amount of FIRPTA tax would be payable.

     We are not currently planning to undertake any transactions or events that would allow for the conversion of our Class F convertible stock, including any transactions or events requiring the approval of a specified portion of our common stockholders or the tendering of a specified portion of our common stock to affect those transactions or events. We cannot assure you, however, that any of those transactions or events will not take place during the five-year period required for our qualification as a “domestically-controlled” REIT. If any such transactions or events were to take place at such time, Trizec Canada Inc. or its subsidiaries might incur at least some amount of FIRPTA tax. Furthermore, the existence of our Class F convertible stock may have the effect of inhibiting or impeding a change of control over us or a tender offer for our common stock.

     Our certificate of incorporation and corporate policies are designed to enable us to qualify as a “domestically-controlled” REIT after the end of the five-year period described above. Accordingly, we believe that after the end of the five-year period required for our qualification as a “domestically-controlled” REIT, neither Trizec Canada Inc. nor its subsidiaries should incur a material amount of FIRPTA tax under circumstances that would allow the holder of our Class F convertible stock to exercise its conversion right. The ownership restrictions relating to non-U.S. Persons in our certificate of incorporation are intended to prohibit ownership by persons if such ownership would cause us to violate the requirements for being a “domestically-controlled” REIT. We believe these provisions will be effective, although certainty in this regard is not possible. Legislative developments during the relevant five-year qualification period could also affect our ability to qualify as a “domestically-controlled” REIT. Therefore, we cannot assure you that we will become a “domestically-controlled” REIT as planned.

The reduction of the tax rate on certain dividends from non-REIT C corporations may adversely affect us and our stockholders.

     The maximum tax rate on certain corporate dividends received by individuals through December 31, 2008 has been reduced to 15%. This change has reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and shareholder levels) that had generally applied to non-REIT corporations but not to REITs. REIT dividends are not eligible for the new, lower income tax rates, except in certain circumstances where the dividends are attributable to income that has been subject to corporate-level tax. This legislation could cause individual investors to view stock in non-REIT corporations that pay dividends as more attractive than stock in REITs, which may negatively affect the value of our common stock. We cannot predict what effect, if any, the reduction in the tax rate on certain non-REIT dividends may have on the value of our stock, either in terms of price or relative to other potential investments.

Even if we qualify as a REIT, we are required to pay some taxes, which may result in less cash available for distribution to stockholders.

     Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, state and local taxes on our income and property. We were a “C” corporation prior to our first REIT year in 2001 and we still own interests in appreciated assets that we held before the REIT conversion. If such appreciated property is sold within the ten-year period following the REIT conversion, or prior to January 1, 2011, we generally will be subject to tax at regular corporate rates on the built-in gain in that property at the time of the REIT conversion. The total amount of gain on which we can be taxed is limited to the excess of the aggregate fair market value of our assets on January 1, 2001 over the adjusted tax bases of those assets at that time. This tax could be material. As a result, we might decide to seek to avoid a taxable disposition prior to January 1, 2011, of any significant asset owned by us at the time of the REIT conversion. This could be true with respect to a particular disposition even if the potential disposition would have been advantageous if it were not for the potential tax liability. We are not, however, obligated to avoid dispositions of our built-in gain assets. We also may be subject to the “alternative minimum tax” under some circumstances. If we are subject to tax due to the sale of a built-in gain asset, as described above, or are subject to tax in certain other circumstances, a portion of the dividends paid by us to our stockholders who are taxed as individuals during the following year may be subject to tax at reduced capital gain rates, rather than at ordinary income rates.

     In addition, if we have net income from “prohibited transactions,” that income will be subject to a 100% federal tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions. There can be no assurance, however, that the IRS would not contend otherwise. In addition, we may have to pay some state or local income taxes because not all states and localities treat REITs the same as they are treated for federal income tax purposes. Several of our corporate subsidiaries have elected to be treated as “taxable REIT subsidiaries” for federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation and is limited in its ability to deduct interest payments made to us. In addition, we will be subject to a 100% penalty tax on some payments that we receive if the economic arrangements among our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties. To the extent that we, or any taxable REIT subsidiary, are required to pay federal, state or local taxes, we will have less cash available for distribution to stockholders.

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

     Geographic Diversity

     Our geographically diversified asset base makes it more likely that we will be able to generate sustainable cash flows throughout the various phases of economic cycles than if we were less diversified. The following table summarizes the major city focus and geographic distribution of our office property portfolio at December 31, 2004.

Office Portfolio Summary

(At December 31, 2004)

	OWNED AREA (1)
				Occupancy
		Market		at	In-place
	No. of	Distribution		December	Gross Rent
	Properties	000s sq. ft.	%	31, 2004	$ per sq. ft.(2)
Core Markets
Atlanta	5	3,481	10%	89.0%	$22.90
Chicago	4	2,434	7%	94.0%	27.80
Dallas	4	4,510	13%	85.2%	19.40
Houston	5	5,645	17%	84.4%	20.20
Los Angeles Area	5	3,684	11%	88.4%	26.70
New York Area	6	5,594	17%	96.8%	31.80
Washington, D.C. Area	18	4,444	13%	95.0%	27.20

Total Core Markets	47	29,792	88%	90.2%	$25.30

Secondary Markets
Charlotte	2	1,368	4%	94.4%	$19.20
Minneapolis	1	813	3%	67.3%	11.80
St. Louis	1	1,041	3%	87.1%	19.80
Tulsa	1	770	2%	78.4%	14.00

Total Secondary Markets	5	3,992	12%	83.9%	$17.50

Total Office Properties	52	33,784	100%	89.5%	$24.40

	TOTAL AREA (3)
				Occupancy
		Market		at	In-place
	No. of	Distribution		December	Gross Rent
	Properties	000s sq. ft.	%	31, 2004	$ per sq. ft.(2)
Consolidated Properties (3)	45	30,288	81%	89.8%	$23.70
Unconsolidated JV Properties (3)	7	7,020	19%	86.9%	30.80

Total Office Properties	52	37,308	100%	89.3%	$25.00

(1)	For purposes of this table and elsewhere in this annual report on Form 10-K, “owned area” is the sum of the total square footage of all of our consolidated properties and our pro rata share of the square footage of our unconsolidated joint venture properties calculated based on our ownership interest in such joint ventures. For example, if a joint venture property has 100,000 square feet of gross leasable area and our interest in the joint venture is 50%, 50,000 square feet has been included in owned area.

(2)	Based on our owned area that is occupied. Represents average current in-place base rents, including expense reimbursements. Excludes straight-line rent.

(3)	For purposes of this table and elsewhere in this annual report on Form 10-K, “consolidated properties” represents properties which are consolidated in accordance with U.S. GAAP. “Unconsolidated joint venture properties” represents properties accounted for under the equity method of accounting. “Total area” represents 100% of our unconsolidated joint venture properties and our consolidated properties combined.

     In 2004, based upon our total portfolio area, leases expired at an average gross rent of approximately $23.22 per square foot and were generally being signed at an average gross rent per square foot of approximately $21.81. Including our pro rata economic ownership interest in unconsolidated joint ventures, leases expired at an average gross rent of approximately $23.06 per square foot and were generally being signed at an average gross rent per square foot of approximately $21.55.

     Lease Profile

     Over the next five years, beginning in 2005, scheduled lease expirations in our office portfolio average approximately 9.7% annually on a consolidated basis.

Scheduled Annual Expirations of Office Leases(1)

(At December 31, 2004)

	2005 Expirations				2006 Expirations				2007 Expirations
	000s				000s				000s
	sq. ft.	%	$ psf	%	sq. ft	%	$ psf	%	sq. ft	%	$ psf	%

Core Markets
Atlanta	506	14.5%	$21.50	15.3%	504	14.5%	$23.54	16.7%	499	14.3%	$23.04	16.2%
Chicago	254	10.4%	28.09	11.2%	269	11.1%	21.35	9.0%	192	7.9%	25.56	7.7%
Dallas	352	7.8%	21.98	10.4%	264	5.9%	18.90	6.7%	778	17.3%	18.79	19.6%
Houston	423	7.5%	21.53	9.5%	302	5.3%	20.34	6.4%	530	9.4%	19.70	10.9%
Los Angeles Area	222	6.0%	25.53	6.5%	589	16.0%	25.14	17.0%	197	5.3%	26.04	5.9%
New York Area	623	11.1%	28.87	10.4%	224	4.0%	39.59	5.1%	185	3.3%	34.19	3.7%
Washington, D.C. Area	632	14.2%	24.28	13.4%	282	6.3%	31.28	7.7%	692	15.6%	32.15	19.5%

Total Core Markets	3,012	10.1%	$24.52	10.9%	2,434	8.2%	$25.16	9.0%	3,073	10.3%	$24.46	11.1%

Secondary Markets	372	9.3%	16.45	10.4%	444	11.1%	23.22	17.6%	260	6.5%	15.60	6.9%

Total – Owned Area	3,384	10.0%	$23.63	10.8%	2,878	8.5%	$24.86	9.7%	3,333	9.9%	$23.77	10.7%

Total – Consolidated Properties	3,195	10.5%	$22.64	11.2%	2,687	8.9%	$24.42	10.2%	3,037	10.0%	$24.08	11.4%

Total – Unconsolidated JV Properties	377	5.4%	$40.53	8.1%	387	5.5%	$31.06	6.4%	594	8.5%	$20.65	6.5%

Total Area	3,572	9.6%	$24.53	10.5%	3,074	8.2%	$25.25	9.3%	3,631	9.7%	$23.52	10.3%

	2008 Expirations				2009 Expirations
	000s				000s
	sq. ft	%	$ psf	%	sq. ft	%	$ psf	%
Core Markets
Atlanta	338	9.7%	$23.31	11.1%	296	8.5%	$21.74	9.1%
Chicago	143	5.9%	24.69	5.6%	26	1.1%	21.54	0.9%
Dallas	257	5.7%	21.82	7.5%	310	6.9%	21.43	8.9%
Houston	492	8.7%	23.74	12.1%	223	4.0%	21.74	5.0%
Los Angeles Area	208	5.6%	24.47	5.9%	214	5.8%	27.95	6.9%
New York Area	206	3.7%	41.53	5.0%	1,163	20.8%	33.29	22.5%
Washington, D.C. Area	576	13.0%	31.72	16.0%	597	13.4%	27.86	14.5%

Total Core Markets	2,220	7.5%	$27.30	8.9%	2,829	9.5%	$28.21	11.8%

Secondary Markets	435	10.9%	17.86	13.3%	666	16.7%	12.87	14.6%

Total – Owned Area	2,655	7.9%	$25.75	9.3%	3,495	10.3%	$25.29	12.0%

Total – Consolidated Properties	2,472	8.2%	$24.92	9.6%	3,259	10.8%	$24.69	12.5%

Total – Unconsolidated JV Properties	368	5.2%	$37.04	7.3%	473	6.7%	$33.64	8.5%

Total Area	2,840	7.6%	$26.49	9.0%	3,732	10.0%	$25.82	11.6%

(1)	Expiring rental rates per square foot represent base rents at time of expiry plus current expense reimbursements and exclude straight-line rent.

     Over the last three years, we have leased approximately 18.2 million square feet of new and renewal space, based on our owned area. Occupancy for the entire portfolio based on owned area was approximately 89.5% at December 31, 2004, up from approximately 86.6% at December 31, 2003.

     Tenant Diversity

     Our diversified tenant base adds to the durability of our future cash flow. The following table summarizes the breadth and diversity by industry of the approximately 2,000 tenants in the portfolio at December 31, 2004.

Industry	% Owned Area

Banking/Securities Brokers	19%
Legal Services	13%
Oil & Gas	7%
Computers/Communications	7%
Miscellaneous Business Services	6%
Insurance/Non-Bank Financial	6%
Wholesalers/Retailers	5%
Engineering/Architectural Services	4%
Government	4%
Accounting	3%

     This large tenant base and strong position in key markets allows us to take advantage of economies of scale and drive internal growth in the areas of parking, telecommunications and antennas, specialty retail leasing, signage and branding opportunities, energy and national purchasing contracts.

     Our ten largest tenants accounted for approximately 21.6% of our gross rent revenue, excluding straight-line rent adjustments for the year ended December 31, 2004. No single tenant accounted for more than approximately 4.6% of our gross rent revenue, excluding straight-line rent adjustments for the year ended December 31, 2004. The following table sets forth information concerning our ten largest tenants at December 31, 2004.

	% Rent
Top Ten Tenants by Rent Revenue	Revenue(1)	% Owned Area

Wachovia Securities Financial Holdings	4.6%	4.2%
The Goldman Sachs Group	2.7%	1.7%
Government Services Administration	2.5%	1.9%
Bank of America	2.1%	2.4%
Continental Airlines	2.0%	2.2%
Devon Energy Corporation	1.8%	1.7%
Ernst & Young	1.8%	1.1%
Fried, Frank, Harris	1.7%	1.0%
The Capital Group Corporation	1.3%	1.0%
JP Morgan Chase	1.1%	0.9%

Total Top Ten Tenants	21.6%	18.1%

(1)	Represents base rent plus expense reimbursements and excludes straight-line rent.

     Our Top Office Properties

     The following table summarizes our top ten properties based on contribution to our rent revenue for the year ended December 31, 2004. All of the properties in the table are 100% owned unless otherwise indicated.

Top Ten Properties by		% Rent
Rental Revenue Contribution		Revenue (1)	% Owned Area

One New York Plaza	New York, NY	8.3%	7.3%
Allen Center	Houston, TX	7.4%	9.4%
The Grace Building (50%)	New York, NY	4.1%	2.2%
Galleria Towers	Dallas, TX	3.6%	4.2%
Ernst & Young Plaza	Los Angeles, CA	3.5%	3.7%
Renaissance Tower	Dallas, TX	3.3%	5.2%
Newport Tower	Jersey City, NJ	3.1%	3.1%
1411 Broadway (50%)	New York, NY	3.0%	1.7%
Metropolitan Square	St. Louis, MO	2.3%	3.1%
120 South Riverside	Chicago, IL	2.2%	2.0%

Total Top Ten Properties		40.8%	41.9%

(1)	Represents base rent plus expense reimbursements and includes straight-line rent.

Retail/Entertainment Properties

     At December 31, 2003, we owned one retail/entertainment property, Hollywood & Highland in Los Angeles, California, which is a 645,000-square-foot complex. We also developed a 640-room hotel as part of the complex, which is being held in a joint venture that is consolidated in our financial statements as of December 31, 2003. The complex opened on November 8, 2001. The hotel opened on December 26, 2001. On February 27, 2004, we sold the Hollywood & Highland complex for gross proceeds of approximately $201.0 million. In conjunction with the sale, we paid off and retired approximately $214.1 million of mortgage debt related to the Hollywood & Highland complex.

DESCRIPTION OF CERTAIN INDEBTEDNESS

Unsecured Credit Facility

     We entered into a three-year, $350.0 million revolving credit facility (the “2001 Revolving Credit Facility”) with a group of banks in the fourth quarter of 2001. In the fourth quarter of 2002, the group of banks unanimously agreed to amend and restate the 2001 Revolving Credit Facility (the “2002 Revolving Credit Facility”). Generally, in exchange for the receipt of collateral, the group of banks agreed to provide more flexible financial covenants than had been originally negotiated. In June 2004, we retired the 2002 Revolving Credit Facility and entered into a $750.0 million unsecured credit facility with a group of banks (the “2004 Unsecured Credit Facility”). The 2004 Unsecured Credit Facility consists of a $600.0 million revolving component and a $150.0 million term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% based on our total leverage, and matures in June 2007. The 2004 Unsecured Credit Facility is available for our general corporate purposes, including dividends and distributions to our stockholders, subject to certain restrictions on our making any such dividends or distributions. Interest will be calculated periodically on the borrowings outstanding under the facility on a variable rate basis using a spread over LIBOR. The spread will be dependent on our total leverage. In addition, we must pay to the lenders a fee based on the unused portion of the credit facility.

     The amount of the 2004 Unsecured Credit Facility available to be borrowed at any time is determined by the encumbered properties we, or our subsidiaries that guarantee the credit facility, own that satisfy certain conditions of eligible properties. These conditions are not uncommon for credit facilities of this nature. As of December 31, 2004, the amount eligible to be borrowed was approximately $484.9 million, of which $150.0 million was outstanding. During 2005, the amount available to be borrowed will likely fluctuate. The capacity under the 2004 Unsecured Credit Facility may decrease as we sell or place permanent debt on assets currently supporting the facility. In addition, the capacity may decrease if assets no longer meet certain eligibility requirements. Likewise, the capacity under the 2004 Unsecured Credit Facility may increase as certain assets become encumbered by the facility or otherwise meet the eligibility requirements of the facility. During 2005, we expect the outstanding balance to fluctuate. The outstanding balance will likely increase from time to time as we use funds from the facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. Likewise, any outstanding balance may be reduced as a result of proceeds generated from asset sales, secured borrowings, operating cash flow and other sources of liquidity.

     The financial covenants, as defined in the 2004 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for net worth to be in excess of $1.5 billion. The financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the 2004 Unsecured Credit Facility Agreement). If we are in default in respect of our obligations under the 2004 Unsecured Credit Facility Agreement, dividends will be limited to the amount necessary to maintain REIT status. We anticipated we would not meet all requirements with respect to the dividend restriction covenant under the 2004 Unsecured Credit Facility Agreement for the nine months ended September 30, 2004 and the year ended December 31, 2004. As such, we requested and received a waiver from the lenders of the 2004 Unsecured Credit Facility which waives said requirements for such covenant for the nine months ended September 30, 2004 and the year ended December 31, 2004. Other than noted, at December 31, 2004, we were in compliance with these financial covenants. Certain conditions of the 2004 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time.

TrizecHahn Office Properties Trust Commercial Mortgage Pass-Through Certificates

     In May 2001, we refinanced approximately $1.16 billion of existing long-term debt through the private placement issuance by a special-purpose vehicle created by one of our subsidiaries of approximately $1.44 billion of commercial mortgage pass-through certificates. In July 2004, we paid off approximately $444.1 million of our variable rate commercial mortgage pass-through certificates. This repayment removed encumbrances on seven assets making up part of a cross-collateralized and cross-defaulted office property pool that secured the commercial mortgage pass-through certificates. As of December 31, 2004, the balance of these certificates was approximately $948.3 million. The certificates are backed by mortgages that secure non-recourse loans on 19 of our office properties and have remaining maturities of four and seven years. At December 31, 2004, the weighted average interest rate on this debt was approximately 6.61%.

One New York Plaza Trust Commercial Mortgage Pass-Through Certificates

     In May 1999, we entered into a non-recourse acquisition loan in the amount of approximately $245.9 million to fund a portion of the purchase price for One New York Plaza. The loan is secured by a first mortgage on the property, bears an interest rate of 7.27% and matures in May 2006. Subsequently, the loan was securitized through the private issuance of approximately $245.9 million of commercial mortgage pass-through certificates. The certificates are backed by the non-recourse mortgage loan on the property. At December 31, 2004, approximately $232.1 million was outstanding under this facility.

Mortgage Debt and Other Loans

     The following table sets forth information concerning mortgage debt and other loans as of December 31, 2004. The economic interest of our owning entity is 100% unless otherwise noted.

		Maturity	Current	Principal	Term to
Property/(Ownership) (1)	F/V(2)	Date	Rate	Balance	Maturity

(At December 31, 2004)				($ 000’s)	(Years)
CMBS Transaction
Class A-2	F	May-11	6.09%	$59,154	6.4
Class A-3 FL	V	Mar-08	2.48%	91,884	3.2
Class A-3	F	Mar-08	6.21%	78,900	3.2
Class A-4	F	May-11	6.53%	240,600	6.4
Class B-3 FL	V	Mar-08	2.63%	16,886	3.2
Class B-3	F	Mar-08	6.36%	14,500	3.2
Class B-4	F	May-11	6.72%	47,000	6.4
Class C-3	F	Mar-08	6.52%	101,400	3.2
Class C-4	F	May-11	6.89%	45,600	6.4
Class D-3	F	Mar-08	6.94%	106,100	3.2
Class D-4	F	May-11	7.28%	40,700	6.4
Class E-3	F	Mar-08	7.25%	73,300	3.2
Class E-4	F	May-11	7.60%	32,300	6.4

Pre-swap:			6.21%	$948,324	4.8
Post-swap: (3)			6.61%	$948,324	4.8

Renaissance Tower	F	Jan-10	4.98%	$92,000	5.0
Ernst & Young Plaza	F	Feb-14	5.07%	118,617	9.1
One New York Plaza	F	May-06	7.27%	232,119	1.3
2000 L Street, N.W.	F	Aug-07	6.26%	56,100	2.6
Watergate Office Building	F	Feb-07	8.02%	16,915	2.1
1400 K Street, N.W.	F	May-06	7.20%	21,246	1.3
Bethesda Crescent	F	Jan-08	7.10%	32,454	3.0
Bethesda Crescent	F	Jan-08	6.70%	2,689	3.0
Twinbrook Metro Plaza	F	Sep-08	6.65%	16,289	3.7
Two Ballston Plaza	F	Jun-08	6.91%	26,413	3.4
Sunrise Tech Park	F	Jan-06	6.75%	22,806	1.0
Metropolitan Square	F	Jan-08	7.05%	83,035	3.0
Bank of America Plaza (Los Angeles)	F	Sep-14	5.31%	242,000	9.7
2001 M Street (98%)(4)	F	Dec-14	5.25%	44,500	10.0
One Alliance Center	F	Jul-13	4.78%	68,548	8.5
Unsecured Credit Facility	V(5)	Jun-07	4.76%	150,000	2.5
Other – Fixed	F	Various	6.43%	45,227	2.3

Total Consolidated Debt			6.21%	$2,219,282	5.0

Bank One Center (50%)	V	Dec-05	4.52%	$54,495	0.9
Marina Towers (50%)	F	Aug-07	7.92%	15,121	2.6
The Grace Building (50%)	F	Jul-14	5.54%	190,119	9.5
1411 Broadway (50%)	F	Jul-14	5.50%	109,281	9.5
1460 Broadway (50%)	V	May-05	3.81%	12,475	0.4
Waterview (25%)	V	Sept-05	6.25%	4,669	0.7
Plaza of the Americas (50%)	F	Jul-11	5.12%	34,000	6.5

Unconsolidated Real Estate Joint Venture Mortgage Debt			5.41%	$420,160	7.5

(1)	The economic interest of our owning entity in the associated asset is 100% unless otherwise noted.

(2)	“F” refers to fixed rate debt, “V” refers to variable rate debt. References to “V” represent the underlying loan, some of which have been fixed through hedging instruments.

(3)	$108.8 million of the seven-year floating rate tranche of the CMBS loan has been swapped from one-month LIBOR plus various spreads to 5.99% fixed rate.

(4)	Consolidated entity.

(5)	Reflects notional allocation of $41.2 million of the floating rate unsecured credit facility debt that has been swapped from one-month LIBOR plus spread to 7.12% fixed rate.

PROPERTY PORTFOLIO

U.S. Office Properties

     Operating Properties

     The following table sets forth key information as of December 31, 2004 with respect to our operating U.S. office properties. The economic interest of our owning entity is 100% unless otherwise noted. The total occupancy rates for the markets and portfolio as a whole in the table are weighted based on owned area.

		Year of		Owned
		completion/	Total area	area	Occupancy weighted
Name (Ownership)(1)	Location	renovation	(sq. ft.)	(sq. ft.)	on owned area (2)

Core Markets
Atlanta
Interstate North Parkway	Atlanta, GA	1973/84/01	955,000	955,000	93.3%
Colony Square	Atlanta, GA	1970/73/95	837,000	837,000	83.7%
The Palisades	Atlanta, GA	1981/83/99	627,000	627,000	86.1%
One Alliance Center	Atlanta, GA	2001	558,000	558,000	99.9%
Midtown Plaza	Atlanta, GA	1984/85	504,000	504,000	81.4%

Total – Atlanta	(5 properties)		3,481,000	3,481,000	89.0%
Chicago
Two North LaSalle	Chicago, IL	1979/00	692,000	692,000	94.5%
10 South Riverside	Chicago, IL	1965/99	685,000	685,000	87.9%
120 South Riverside	Chicago, IL	1967/99	685,000	685,000	98.7%
550 West Washington	Chicago, IL	2000	372,000	372,000	95.7%

Total – Chicago	(4 properties)		2,434,000	2,434,000	94.0%
Dallas
Renaissance Tower	Dallas, TX	1974/92	1,739,000	1,739,000	83.7%
Bank One Center (50%)	Dallas, TX	1987	1,531,000	765,000	81.2%
Galleria Towers I, II and III	Dallas, TX	1982/85/91	1,418,000	1,418,000	95.5%
Plaza of the Americas (50%)	Dallas, TX	1980	1,176,000	588,000	69.6%

Total – Dallas	(4 properties)		5,864,000	4,510,000	85.2%
Houston
Allen Center	Houston, TX	1972/78/80/95	3,184,000	3,184,000	87.6%
Cullen Center
Continental Center I	Houston, TX	1984	1,098,000	1,098,000	80.9%
Continental Center II	Houston, TX	1971	449,000	449,000	88.8%
Kellogg Brown & Root Tower (50%)	Houston, TX	1978	1,048,000	524,000	87.6%
500 Jefferson	Houston, TX	1962/83	390,000	390,000	58.2%

Total – Houston	(5 properties)		6,169,000	5,645,000	84.4%
Los Angeles Area
Bank of America Plaza	Los Angeles, CA	1974	1,422,000	1,422,000	90.8%
Ernst & Young Plaza	Los Angeles, CA	1985	1,245,000	1,245,000	89.6%
Marina Towers (50%)	Los Angeles, CA	1971/76	381,000	191,000	79.9%
Landmark Square	Long Beach, CA	1991	443,000	443,000	85.2%
Shoreline Square	Long Beach, CA	1988	383,000	383,000	83.6%

Total – Los Angeles Area	(5 properties)		3,874,000	3,684,000	88.4%
New York Area
One New York Plaza	New York, NY	1970/95	2,458,000	2,458,000	99.6%
The Grace Building (50%)	New York, NY	1971/02	1,518,000	758,000	99.4%
1411 Broadway (50%)	New York, NY	1970	1,151,000	574,000	95.2%
1065 Ave. of the Americas (99%)	New York, NY	1958	665,000	659,000	81.8%
1460 Broadway (50%)	New York, NY	1951/00	215,000	107,000	100.0%
Newport Tower	Jersey City, NJ	1990	1,038,000	1,038,000	98.5%

Total – New York Area	(6 properties)		7,045,000	5,594,000	96.8%
Washington, D.C. Area
2000 L Street, N.W.	Washington, D.C.	1968/98	383,000	383,000	95.5%
Watergate Office Building	Washington, D.C.	1965/91	261,000	261,000	96.6%

		Year of		Owned
		completion/	Total area	area	Occupancy weighted
Name (Ownership)(1)	Location	renovation	(sq. ft.)	(sq. ft.)	on owned area(2)

1225 Connecticut, N.W.	Washington, D.C.	1968/94	217,000	217,000	99.4%
1400 K Street, N.W.	Washington, D.C.	1982/02	189,000	189,000	87.6%
1250 Connecticut, N.W.	Washington, D.C.	1964/96	172,000	172,000	93.1%
1250 23rd Street, N.W.	Washington, D.C.	1990	116,000	116,000	100.0%
2001 M Street (98%)	Washington, D.C.	1987	229,000	224,000	99.6%
2401 Pennsylvania	Washington, D.C.	1991	77,000	77,000	93.4%

Washington, D.C.	(8 properties)		1,644,000	1,639,000	95.8%

Bethesda Crescent	Bethesda, MD	1987	269,000	269,000	92.6%
Twinbrook Metro Plaza	Rockville, MD	1986	165,000	165,000	98.3%
Silver Spring Metro Plaza	Silver Spring, MD	1986	688,000	688,000	90.4%

Suburban Maryland	(3 properties)		1,122,000	1,122,000	92.1%

Beaumeade Corporate Park	Ashburn, VA	1990/98/00	460,000	460,000	95.0%
Two Ballston Plaza	Arlington, VA	1988	223,000	223,000	99.8%
1550 Wilson Boulevard	Arlington, VA	1983	134,000	134,000	99.1%
1560 Wilson Boulevard	Arlington, VA	1987	128,000	128,000	91.2%
Reston Unisys	Reston, VA	1980	238,000	238,000	100.0%
One Reston Crescent	Reston, VA	2000	185,000	185,000	100.0%
Sunrise Tech Park	Reston, VA	1983/85	315,000	315,000	91.3%

Northern Virginia	(7 properties)		1,683,000	1,683,000	96.1%

Total – Washington, D.C. Area	(18 properties)		4,449,000	4,444,000	95.0%

Secondary Markets
Charlotte
Bank of America Plaza	Charlotte, NC	1974	891,000	891,000	99.8%
First Citizens Plaza	Charlotte, NC	1985	477,000	477,000	84.2%

Total – Charlotte	(2 properties)		1,368,000	1,368,000	94.4%
Minneapolis
Northstar Center	Minneapolis, MN	1916/62/86	813,000	813,000	67.3%

Total – Minneapolis	(1 property)		813,000	813,000	67.3%
St. Louis
Metropolitan Square	St. Louis, MO	1989	1,041,000	1,041,000	87.1%

Total – St. Louis	(1 property)		1,041,000	1,041,000	87.1%
Tulsa
Williams Center I & II	Tulsa, OK	1982/83	770,000	770,000	78.4%

Total – Tulsa	(1 property)		770,000	770,000	78.4%

Total	(52 properties)		37,308,000	33,784,000	89.5	%(3)

(1)	The economic interest of our owning entity is 100% unless otherwise noted.

(2)	Total occupancy as shown is weighted average based on owned area.

(3)	The occupancy for the consolidated properties was 89.8%. The occupancy for the unconsolidated joint venture properties which is based on total area was 86.9%.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of our security holders during the fourth quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market for Our Common Stock

     Our common stock began regular trading on the New York Stock Exchange under the symbol “TRZ” on May 8, 2002, the effective date of our corporate reorganization. Prior to that time, there was no public market for our common stock. As of March 4, 2005, there were approximately 330 holders of record of our common stock. This does not include beneficial owners of our common stock whose shares are held in “street name” with a broker. The following table shows the high and low sale prices per share of our common stock as reported on the New York Stock Exchange, as well as dividends declared on our common stock, for the periods indicated:

			Dividends
Quarterly Period Ended	High	Low	Declared

December 31, 2004	$19.05	$15.75	$0.2000
September 30, 2004	17.55	15.80	0.2000
June 30, 2004	17.38	13.50	0.2000
March 31, 2004	17.15	14.98	0.2000
December 31, 2003	15.97	12.25	0.2000
September 30, 2003	12.50	11.04	0.2000
June 30, 2003	11.64	8.58	0.2000
March 31, 2003	10.05	8.11	0.2000

Dividend Policy

     Our policy is to make distributions to the holders of our common stock in an amount that is at least equal to the minimum amount required to maintain REIT status each year through regular dividends.

     Under our existing credit facility, we are restricted from paying dividends or distributions that would exceed 90% of our funds from operations (as defined in the unsecured credit facility agreement), except as necessary to maintain our REIT status.

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

     During the period from May 8, 2002 to December 31, 2004, 1,200,237 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.

     During the period from May 8, 2002 to December 31, 2004, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering upon exercise of the warrants were approximately $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.

     None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

Item 6. Selected Financial Data

     The following financial data is derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

     As described in Note 1 to our consolidated financial statements, the following financial statements include, on a consolidated basis (as of December 31, 2004, 2003, and 2002 and for the years ended December 31, 2004 and 2003) and a combined consolidated basis (as of December 31, 2001 and 2000 and for the years ended December 31, 2002, 2001, and 2000), the U.S. assets of TrizecHahn Corporation, substantially all of which are owned and operated by Trizec Properties and Trizec R&E Holdings, LLC (“TREHI”, formerly known as Trizec R&E Holdings, Inc. and TrizecHahn Developments Inc.), TrizecHahn’s two primary U.S. operating and development companies prior to March 14, 2002. Prior to March 14, 2002, TREHI was a wholly-owned subsidiary of TrizecHahn. Accordingly, the organization presented in the following financial statements was not a legal entity for all periods presented.

     Certain reclassifications have been made to 2003, 2002, 2001 and 2000 amounts to conform to the 2004 presentation. These reclassifications primarily related to reclassifications of previously issued operating results of discontinued operations in accordance with SFAS No. 144.

	For the years ended December 31
	2004	2003	2002	2001	2000
	(in millions)
Operating Data:
Revenues:
Rentals and recoveries from tenants	$599.0	$600.6	$608.7	$589.9	$596.8

Total revenue	712.1	711.5	721.9	718.3	718.4

Expenses:
Operating expenses and property taxes	322.0	340.4	330.6	305.6	301.4
General and administrative, exclusive of stock option grant expense	38.4	39.3	44.9	25.9	18.4
Depreciation and amortization	145.3	136.0	130.3	116.7	131.1
Stock option grant expense	1.3	1.1	5.2	—	—
Reorganization (recovery) costs	—	—	(3.3)	15.9	6.7
Provision for loss on real estate	12.7	—	—	70.3	3.7
Loss on and provision for loss on investment	14.6	15.5	60.8	15.4	—

Total expenses	534.3	532.3	568.5	549.8	461.3

Operating income	177.8	179.2	153.4	168.5	257.1

Other income (expense):
Interest and other income	5.4	7.4	6.1	14.0	7.9
Foreign currency exchange gain	3.3	—	—	—	—
(Loss) gain on early debt retirement	(7.0)	2.3	—	(17.4)	(1.5)
Recovery on insurance claims	0.7	6.7	3.8	—	—
Interest expense	(146.6)	(150.6)	(150.9)	(118.3)	(233.7)
Derivative gain	1.1	—	—	—	—
Lawsuit settlement	3.7	26.7	—	—	—

Total other expense	(139.4)	(107.5)	(141.0)	(121.7)	(227.3)

Income before income taxes, minority interest, income from unconsolidated real estate joint ventures, discontinued operations, gain (loss) on disposition of real estate, net, and cumulative effect of a change in accounting principle	38.4	71.7	12.4	46.8	29.8
(Provision) benefit for income and other corporate taxes, net	(4.4)	41.8	(4.9)	(13.0)	253.3
Minority interest	(1.8)	(1.6)	1.8	0.4	0.6
Income from unconsolidated real estate joint ventures including provision for loss on investment ($58.9 and $46.9 for 2002 and 2001, respectively)	15.2	23.3	(47.6)	(34.0)	19.4

Income (loss) from continuing operations	47.4	135.2	(38.3)	0.2	303.1
Income from discontinued operations (net of provision for loss on discontinued real estate of $109.0, $18.2, and $209.2 for 2004, 2003, and 2002, respectively)	(79.0)	2.3	(167.3)	(146.0)	43.0
Gain on disposition of discontinued real estate, net	125.5	58.8	14.7	—	—

Income (loss) before gain (loss) on disposition of real estate, net, and cumulative effect of a change in accounting principle	93.9	196.3	(190.9)	(145.8)	346.1
Gain (loss) on disposition of real estate, net	7.4	11.3	3.0	(2.1)	36.9
Cumulative effect of a change in accounting principle	—	(3.8)	—	(4.6)	—

Net income (loss)	101.3	203.8	(187.9)	(152.5)	383.0
Special voting and Class F convertible stockholders’ dividends	(4.8)	(5.2)	(0.9)	—	—

Net income (loss) available to common stockholders	$96.5	$198.6	$(188.8)	$(152.5)	$383.0

	For the years ended December 31
	2004	2003	2002	2001	2000
			Pro forma (1)
Income (loss) from continuing operations available to common stockholders per share
Basic	$0.33	$0.94	$(0.24)	$(0.01)	$2.27
Diluted	$0.33	$0.94	$(0.24)	$(0.01)	$2.25
Income (loss) available to common stockholders per share
Basic	$0.64	$1.32	$(1.26)	$(1.02)	$2.56
Diluted	$0.63	$1.32	$(1.26)	$(1.02)	$2.53
Weighted average shares outstanding
Basic	151,596,514	150,005,663	149,477,187	149,849,246	149,849,246
Diluted	153,109,854	150,453,281	149,477,187	149,849,246	151,365,979

	For the years ended December 31
	2004	2003	2002	2001	2000
	(in millions)
Balance Sheet Data (at end of period):
Real estate, net of accumulated depreciation	$3,721.1	$4,273.3	$4790.8	$4,929.5	$4,546.6
Cash and cash equivalents	194.3	129.3	62.3	297.4	70.2
Investment in unconsolidated real estate joint ventures	119.6	231.2	220.6	289.2	384.0
Total assets	4,525.4	5,126.7	5,546.4	6,065.5	5,531.7
Total debt	2,219.3	2,867.0	3,345.2	3,017.8	2,326.9
Total liabilities	2,558.5	3,161.2	3,668.1	3,630.1	2,884.9
Stockholders’ equity	1,959.4	1,965.5	1,878.3	2,435.4	2,646.8

Cash Flow Information:
Cash provided by operating activities	$288.7	$249.7	$213.1	$462.9	$113.1
Cash provided by (used in) investing activities	$536.1	$412.1	$(17.4)	$(597.0)	$(52.7)
Cash (used in) provided by financing activities	$(759.8)	$(594.7)	$(430.9)	$361.3	$(70.6)

Other Data:
Number of office properties	52	64	72	76	77
Net rentable square feet of office properties (in millions)	37.3	42.5	48.6	48.9	49.8
Occupancy of office properties weighted on owned area	89.5%	86.6%	89.0%	94.3%	94.2%

Dividends per share (3)	$0.80	$0.80	$0.26	$—	$—
Funds from operations (2) (4)	$141.8	$334.4	$(16.1)	$29.0	$508.0

(1)	Prior to the corporate reorganization, Trizec Properties was an indirect wholly-owned subsidiary of TrizecHahn. Accordingly, share and per share information for periods prior to the corporate reorganization have been presented based on the number of shares and the dilutive impact of options and warrants outstanding on May 8, 2002, the date our common stock commenced regular trading. This share and per share information is referred to as pro forma.

(2)	Funds from operations is a non-GAAP financial measure and the most directly comparable GAAP measure to funds from operations is net income (loss) available to common stockholders. Funds from operations is defined by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, as net income, computed in accordance with accounting principles generally accepted in the United States, or GAAP, excluding gains or losses from sales of properties and cumulative effect of a change in accounting principle, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Effective as of the fourth quarter of 2003, we adopted the NAREIT calculation of funds from operations. Prior to our adoption of the NAREIT methodology for calculating funds from operations, we historically excluded certain items in calculating funds from operations, such as gain on lawsuit settlement, gain on early debt retirement, minority interest, recovery on insurance claims, effects of provision for loss on real estate and loss on and provision for loss on investments, net of the tax benefit, that are required to be factored into the calculation of funds from operations under the NAREIT methodology. The historical calculations of funds from operations have been revised in accordance with the NAREIT calculation.

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

(3)	During the years ended December 31, 2004 and 2003, we declared four quarterly dividends of $0.20 per common share. In 2002, subsequent to the corporate reorganization, we declared and paid three quarterly dividends of $0.0875 per common share. Information regarding periods prior to the corporate reorganization has not been provided as the dividends were paid to our parent company.

(4)	The following table sets forth the reconciliation of funds from operations to net income available to common stockholders:

	For the years ended December 31
	2004	2003	2002	2001	2000
Net income (loss) available to common stockholders	$96,489	$198,527	$(188,783)	$(152,491)	$382,996

Add/(deduct):
(Gain) loss on disposition of real estate, net	(7,358)	(11,351)	(2,996)	2,053	(36,862)
Gain on disposition of discontinued real estate, net	(125,508)	(58,834)	(14,716)	—	—
Gain on disposition of real estate from unconsolidated real estate joint ventures	(704)	(230)	—	—	—
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	178,847	202,490	190,397	174,850	161,841
Cumulative effect of a change in accounting principle	—	3,845	—	4,631	—

Funds from operations available to common stockholders	$141,766	$334,447	$(16,098)	$29,043	$507,975

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In Item 7, the terms “we”, “us”, “our” and “our company” refer to Trizec Properties, Inc. as of December 31, 2004, 2003, and 2002 and for the years ended December 31, 2004 and 2003; and to the combined operations of all of the former U.S. holdings of our former parent company, TrizecHahn Corporation (currently an indirect, wholly-owned subsidiary of Trizec Canada), substantially all of which are owned and operated by Trizec Properties, Inc., Trizec R&E Holdings, LLC. (formerly known as Trizec R&E Holdings, Inc. and TrizecHahn Developments Inc.) and their respective consolidated subsidiaries for the year ended December 31, 2002. On March 14, 2002, Trizec R&E Holdings LLC was contributed to Trizec Properties, Inc.

     The following discussion should be read in conjunction with “Forward-Looking Statements” and the combined consolidated financial statements and the notes thereto that appear elsewhere in this Form 10-K. The following discussion may contain forward-looking statements within the meaning of the securities laws. Actual results could differ materially from those projected in such statements as a result of certain factors set forth in this Form 10-K for the year ended December 31, 2004.

Overview

     We are one of the largest fully integrated and self-managed, publicly traded real estate investment trusts, or REITs, in the United States. We are engaged in owning and managing office properties in the United States. At December 31, 2004, we had total assets of approximately $4.5 billion and owned interests in and managed 52 U.S. office properties containing approximately 37.3 million square feet, or approximately 33.8 million square feet based on our pro rata economic ownership interest in unconsolidated real estate joint ventures. Our office properties are concentrated in seven core markets in the United States located in the following major metropolitan areas: Atlanta; Chicago; Dallas; Houston; Los Angeles; New York; and Washington, D.C.

     We were launched as a publicly traded U.S. office REIT in May 2002, as part of the reorganization of Canadian-based TrizecHahn Corporation. Concurrent with the reorganization, Trizec Canada Inc., a Canadian company that holds approximately 40 percent of our common stock, was established. This ownership structure enables non-U.S. investors to invest in us through Trizec Canada.

     On December 22, 2004, we completed the reorganization of our operating structure by converting to an umbrella partnership real estate investment trust, or UPREIT, structure (the “UPREIT Conversion”). In connection with the UPREIT Conversion, we formed a new operating entity, Trizec Holdings Operating LLC, a Delaware limited liability company (the “Operating Company”), and entered into a contribution agreement and an assignment and assumption agreement with the Operating Company pursuant to which we contributed substantially all of our assets to the Operating Company in exchange for (a) a combination of common units, special voting units and Series F convertible units of limited liability company interest in the Operating Company and (b) the assumption by the Operating Company of substantially all of our liabilities. We now conduct and intend to continue to conduct our business, and own and intend to continue to own substantially all of our assets, through the Operating Company. As the sole managing member of the Operating Company, we generally have the exclusive power under the limited liability company agreement to manage and conduct the business of the Operating Company, subject to certain limited approval and voting rights of the other members that may be admitted in the future. Currently, the Operating Company is wholly owned by us.

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

     Job growth is the single most significant factor in the demand for more office space, and has a direct impact on our ability to do business profitably. Therefore, our portfolio strategy is to invest in office properties primarily in major metropolitan areas – and submarkets within those markets – that have historically demonstrated high job growth. As we continue to review emerging job trends and other economic trends, market-by-market, we believe we are positioned to reduce or increase our presence in some markets, and enter others that we believe have strong long-term potential. While we are focused on investing in office properties in a relatively small number of core markets, we maintain a national presence that we believe helps to insulate us from regional economic downturns and we maintain a diverse tenant base that reduces the impact of cyclical downturns in particular industries.

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

     In the past, we have raised capital through a variety of methods in addition to obtaining secured debt. These methods have included selling assets or entering into joint ventures or partnerships with equity providers. We may employ any of these methods in the future, along with other strategies, such as issuing debt or equity securities and unsecured debt.

2004 Accomplishments

     During the year ended December 31, 2004, we completed the following key transactions:

•	In January 2004, we refinanced a $120.0 million mortgage on the Ernst & Young Plaza in Los Angeles, California. The new 10-year term mortgage has a fixed interest rate of 5.07%. The financing proceeds were used to repay the existing $120.0 million variable rate mortgage that had a maturity date of June 2004.

•	In February 2004, we paid off and retired the mortgage loan on Galleria Towers, an office complex located in Dallas, Texas. The mortgage had a principal balance of approximately $133.5 million, bore interest at a fixed rate of 6.79% and was scheduled to mature in May 2004.

•	In April 2004, we reduced our ownership stake in the Waterview development project, located in Arlington, Virginia, to 25%. We had an 80% interest in the joint venture that previously owned the development project. The new joint venture entity that will now develop the mixed-use complex is owned 50% by CIM Group’s CIM Urban Real Estate Fund, while JBG and our company will own 25% each.

•	In May 2004, we contributed ownership of Plaza of the Americas, located in Dallas, Texas, to a new joint venture that is controlled 50%/50% by us and Dallas Plaza, L.P. We will continue to lease and manage the property on behalf of the new partnership.

•	In June 2004, we entered into a $750.0 million unsecured credit facility consisting of a $600.0 million revolving component and a $150.0 million term component. The unsecured credit facility requires interest only payments, with the interest rate established on a scale based upon the level of our total leverage. The unsecured credit facility replaced a $350.0 million secured credit facility and enabled us to remove encumbrances on nine assets that had served as collateral under the secured credit facility.

•	In June 2004, we completed $600.0 million of non-recourse refinancings on two midtown Manhattan office properties owned jointly with San Francisco-based Swig Company- The Grace Building at 1114 Avenue of the Americas and The World Apparel Center at 1411 Broadway. The two ten year loans carry an average fixed interest face-rate of 5.52% and replaced a 7.5% cross-collateralized loan totaling approximately $207.0 million.

•	In June 2004, we repaid the mortgage loan on 1065 Avenue of the Americas, a property located in New York, New York. The mortgage loan had a principal balance of approximately $36.5 million, bore interest at a fixed rate of 7.18% and was scheduled to mature in December 2004.

•	In June 2004, we established a dividend reinvestment and stock purchase plan through which shares of our common stock may be offered.

•	In July 2004, we paid down approximately $444.1 million of our variable interest rate commercial mortgage pass through certificates primarily by drawing on our $750.0 million unsecured credit facility. This repayment removed encumbrances on seven assets making up part of a cross-collateralized and cross-defaulted office property pool that secured the five loans.

•	In July 2004, we paid off and retired the mortgage loan on Newport Tower, a property located in Jersey City, New Jersey. The mortgage loan had a principal balance of approximately $102.8 million, bore interest at a fixed rate of 7.09% and was scheduled to mature in November 2004.

•	In August 2004, we acquired Bank of America Plaza, located at 333 South Hope Street, Los Angeles, California, for a net purchase price of approximately $420.7 million. Bank of America Plaza is a 55-story, 1.4 million square foot Class A office building situated on a 4.2 acre site in the Bunker Hill area of downtown Los Angeles. In conjunction with this acquisition, we entered into two non-recourse mortgage loans totaling approximately $242.0 million, bearing interest at an average fixed rate of 5.31% and scheduled to mature in September 2014.

•	In October 2004, we announced that the Corporate Executive Board Company will lease the entire office tower at the Waterview mixed-use project in Arlington, Virginia.

•	In November 2004, we acquired an interest in an entity that owns 2001 M Street, located in Washington, D.C., valued at approximately $75.6 million.

•	In December 2004, we completed our reorganization of our operating structure by converting to what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT structure.

•	During the year ended December 31, 2004, we sold an additional fifteen office properties, two retail/entertainment properties and three land parcels for an aggregate net sales price of approximately $912.1 million.

Current Economic Conditions and Outlook

     As indicated above, job growth has a significant and direct impact on our business. We therefore look to indications of economic growth, and by correlation, resulting job growth, in developing our current strategies and future outlook. Although the overall economy improved during 2004 compared to 2003, it has not produced enough office job growth to put office landlords in a more profitable leasing position.

     The Bureau of Labor Statistics reported that 2.2 million jobs were created in 2004. This compares favorably to the less than 100,000 jobs created in 2003. The most recent report showed 146,000 new jobs being created during the month of January 2005, resulting in employment levels reaching the highest level since 2000. Another bright spot is that there appears to be positive influences on future job growth with the news that productivity growth slowed sharply in the fourth quarter of 2004. This suggests that further economic growth will necessitate the hiring of more workers as existing employee productivity has peaked.

     This outlook for stronger employment growth is certainly a positive indicator, and while the past few years have been difficult for the office market, it appears to us that the bottom of this real estate cycle was reached in 2004.

     According to Cushman & Wakefield (“C&W”), overall and direct vacancy rates in the United States both experienced further declines during the fourth quarter. For the year, overall vacancy rates, which includes sublease space, declined by 1.4 percentage points and direct vacancy rates declined by 0.5 points, marking the first year-over-year decline in overall office vacancy since 2000. At December 31, 2004, occupancy of our total portfolio was approximately 89.3% compared to approximately 86.8% at December 31, 2003, a modest increase of approximately 2.5%. Driving these trends are improving net absorption levels. C&W reports that overall absorption in the United States, including sublease space, for 2004 was 38 million square feet. This was a significant improvement over the 3.6 million square feet of overall absorption recorded in the prior year. Direct absorption for the year was approximately 22 million square feet, compared to negative 15 million square feet in 2003. During the year ended December 31, 2004, we leased and released approximately 5.9 million square feet at an average rental rate of approximately $21.81 per square foot, while experiencing expiring leases of approximately 5.3 million square feet at approximately $23.22 per square foot. This compares favorably to the year ended December 31, 2003, during which we leased or released approximately 6.9 million square feet, while experiencing expiring leases of approximately 8.1 million square feet.

     While office market conditions are generally showing signs of continued improvement, it is still in the beginning stage of its recovery. Until we see a complete or near complete recovery, we believe that the leasing environment will remain challenging as landlords continue to compete very aggressively for tenants. Tenants continue to take advantage of the current market conditions to renew early, while landlords continue to struggle with the amount of capital required to attract new tenants or even in some circumstances maintain their current tenant base. As a result, for the year ended December 31, 2004, tenant installation costs for our portfolio, including our pro rata ownership interest in unconsolidated real estate joint ventures, approximated $20.69 per square foot leased, compared to approximately $14.83 per square foot leased during the year ended December 31, 2003.

     Another important factor affecting the office market recovery is the level of new construction. From a recent peak of 88 million square feet of office space delivered in 2001 in the United States, development has slowed considerably to just 27 million square feet in 2003 and 23 million square feet in 2004, according to C&W. With projects currently under construction, it is estimated that a similar amount will be completed in 2005.

     As part of our capital allocation strategy and favorable market conditions for property sales, we disposed of fifteen office properties, two retail/entertainment properties and three land parcels for an aggregate net sales price of approximately $912.1 million. The proceeds from such sales were primarily used to paydown existing debt and fund the acquisition of Bank of America Plaza in Los Angeles, California and the acquisition of an interest in an entity that owns 2001 M Street in Washington, D.C.

     We note, however, that despite improvements in certain economic indicators, a stance of cautious optimism remains prudent. Therefore, while we hope that economic growth continues to improve and translate into employment growth and, in particular, office employment, we are cautious that there will not be a material amount of jobs created in 2005 in time to produce increased demand for office space.

Risks

     We face risks normally associated with the ownership and operation of office real estate properties. These include, but are not limited to, those set forth under “Risk Factors – Risks Relating to Our Business,” in Part I of this Form 10-K.

     In addition, among the perceived risks we and our stockholders face are those set forth under “Risk Factors – Risks Relating to Our Capital Stock,” in Part I of this Form 10-K.

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

     Real Estate - Held for the Long Term

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

     Real Estate - Held for Disposition

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

     Depreciation

     Depreciation of rental properties acquired prior to the adoption of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) is calculated using the straight-line method over periods not exceeding a 40-year estimated life, subject to the terms of any respective ground leases. Tenant improvements are deferred and amortized on a straight-line basis over the shorter of the economic life or the term of the respective lease. Depreciation of rental properties acquired subsequent to the adoption of SFAS No. 141 is based on the allocation of the acquisition cost to land, building, tenant improvements and intangibles, if any, and the determination of their useful lives are based on management’s estimates. If we do not appropriately allocate to these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which could effect net income.

     In accordance with SFAS No. 141, we allocate the purchase price of real estate to land, building, tenant improvements and, if determined to be material, intangibles, such as the value of above, below and at-market leases, origination costs associated with the in-place leases, and the value of tenant relationships, if any. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from one to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is amortized over the expected term of the relationship, which includes an estimate of probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are to be made on the lease, any unamortized balance of the related intangible will be written off. Tenant improvements and lease origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).

     In accordance with SFAS No. 141, we perform the following procedures for properties we acquire:

1)	estimate the value of the property “as if vacant” as of the acquisition date;

2)	allocate the fair value of the property among land, site improvement, building, and equipment and determine the associated asset life for each;

3)	estimate the fair value of the tenant improvements and calculate the associated asset life;

4)	allocate the value of the above and below market leases to the intangible assets and determine the associated life of the above/below market leases;

5)	allocate the value of the lease origination costs to the intangible assets and calculate the associated asset life;

6)	calculate the intangible value to the in-place leases and the associated life of these assets;

7)	calculate the value and associated life of the tenant relationships, if any; and

8)	allocate the remaining value (if any) to goodwill and allocate to the purchase price.

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

     Derivative Instruments

     We use interest rate cap and swap agreements to manage risk from fluctuations in interest rates as well as to hedge anticipated future financing transactions. We believe these agreements are with counter-parties who are creditworthy financial institutions.

     We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement of Financial Accounting Standards No. 137 and Statement of Financial Accounting Standards No. 138 (collectively, “SFAS No. 133”), as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in our consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported through the statement of operations. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is recognized in other comprehensive income (loss) until the forecasted transactions occur, and the ineffective portions are recognized in the statement of operations. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.

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

     Insurance

     We utilize a wholly-owned taxable REIT subsidiary, Concord Insurance Limited (“Concord”), to act as a captive insurance company and be one of the elements of our overall insurance program. Concord acts as a primary carrier with respect to our terrorism insurance program, as well as our general liability and workers compensation insurance program. Under such insurance programs, we are generally responsible for up to $0.3 million per claim for both general liability and workers compensation. We maintain excess liability insurance with independent insurance carriers to minimize risks related to catastrophic claims. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

     Effective December 31, 2004, we formed Concordia Insurance LLC and Chapman Insurance LLC to underwrite terrorism, general liability and workers compensation insurance programs for our wholly owned and joint venture properties, respectively. Effective December 31, 2004, Concord will underwrite terrorism, general liability and workers compensation insurance programs only for properties we have third party management agreements with.

Results of Operations

     The following discussion is based on our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.

     For the year ended December 31, 2002, the consolidated financial statements present TrizecHahn Corporation’s former U.S. holdings for the period January 1, 2002 through May 8, 2002, which are now owned and operated by us. Prior to the corporate reorganization, we, along with our subsidiary Trizec R&E Holdings LLC, or TREHI, (formerly known as Trizec R&E Holdings, Inc. and TrizecHahn Developments Inc., which became our subsidiary on March 14, 2002), were TrizecHahn Corporation’s two primary U.S. operating and development companies. The combined entities and their subsidiaries were under the common control of TrizecHahn Corporation and have been presented utilizing the historical cost basis of TrizecHahn Corporation. For additional information about the corporate reorganization, see “Part I – Item 1. Business” in this Form 10-K.

     We have had acquisition, disposition and development activity in our property portfolio in the periods presented. The table that follows is a summary of our acquisition and disposition activity from January 1, 2002 to December 31, 2004 and reflects our total portfolio at December 31, 2004. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic and legal ownership in the respective joint ventures or managed properties.

	Office(1)			Retail
			Pro rata			Pro rata
			Owned			Owned
Properties as of:	Properties	Total Sq.Ft.	Sq.Ft.	Properties	Total Sq.Ft.	Sq.Ft.
		(in thousands)			(in thousands)
December 31, 2001	76	48,862	41,323	4	2,285	2,076
Dispositions	(5)	(946)	(946)	—	—	—
Acquisitions	1	272	272	—	—	—
Acquisition of joint venture interest	—	—	933	—	—	—
Additional space placed on-stream	1	560	560	—	—	—
Re-measurements	—	136	134	—	—	—

December 31, 2002	73	48,884	42,276	4	2,285	2,076
Dispositions	(8)	(6,357)	(2,472)	(2)	(1,010)	(855)
Acquisitions	—	232	24	—	(30)	(30)

December 31, 2003	65	42,759	39,828	2	1,245	1,191
Dispositions	(15)	(7,091)	(7,091)	(2)	(1,245)	(1,191)
Acquisitions	2	1,651	1,646	—	—	—
Sale of interest to a joint venture	—	—	(588)	—	—	—
Re-measurements	—	(11)	(11)	—	—	—

December 31, 2004	52	37,308	33,784	—	—	—

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

(1)	Includes our ownership of 151 Front Street comprising approximately 272,000 square feet. 151 Front Street was sold on January 15, 2004.

     Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the years ended
	December 31		Increase	%
	2004	2003	(Decrease)	Change
	(dollars in thousands)
Total Property Revenues	$712,137	$711,471	$666	0.1%

Property operating expenses	322,011	340,427	(18,416)	5.4%
General and administrative, exclusive of stock option grant expense	38,456	39,304	(848)	2.2%
Depreciation and amortization	145,290	135,987	9,303	6.8%
Stock option grant expense	1,303	1,054	249	23.6%
Provision for loss on real estate	12,749	—	12,749	—
Loss on and provision for loss on investment	14,558	15,491	(933)	6.0%

Total Expenses	534,367	532,263	2,104	0.4%

Operating Income	177,770	179,208	(1,438)	0.8%

Other Income (Expense)
Interest and other income	5,403	7,398	(1,995)	27.0%
Foreign currency exchange gain	3,340	—	3,340	—
(Loss) Gain on early debt retirement	(7,032)	2,262	(9,294)	410.9%
Recovery on insurance claims	739	6,673	(5,934)	88.9%
Interest expense	(146,584)	(150,622)	4,038	2.7%
Derivative gain	1,073	—	1,073	—
Lawsuit settlement	3,676	26,659	(22,983)	86.2%

Total Other Expense	(139,385)	(107,630)	(31,755)	29.5%

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations, Gain on Disposition of Real Estate, Net, and Cumulative Effect of a Change in Accounting Principle	38,385	71,578	(33,193)	46.4%
(Provision) Benefit for income and other corporate taxes, net	(4,379)	41,777	(46,156)	110.5%
Minority interest	(1,834)	(1,626)	(208)	12.8%
Income from unconsolidated real estate joint ventures	15,243	23,336	(8,093)	34.7%

Income from Continuing Operations	47,415	135,065	(87,650)	64.9%
Discontinued Operations
Income from discontinued operations (net of provision for loss on discontinued real estate of $108,988 and $18,164 for 2004 and 2003, respectively)	(78,968)	2,348	(81,316)	3,463.2%
Gain on disposition of discontinued real estate, net	125,508	58,834	66,674	113.3%

Income Before Gain on Disposition of Real Estate, Net, and Cumulative Effect of a Change in Accounting Principle	93,955	196,247	(102,292)	52.1%
Gain on disposition of real estate, net	7,358	11,351	(3,993)	35.2%

Income before Cumulative Effect of a Change in Accounting Principle	101,313	207,598	(106,285)	51.2%
Cumulative effect of a change in accounting principle	—	(3,845)	3,845	—

Net Income	101,313	203,753	(102,440)	50.3%
Special voting and Class F convertible stockholders’ dividends	(4,824)	(5,226)	402	7.7%

Net Income Available to Common Stockholders	$96,489	$198,527	$(102,038)	51.4%

Straight Line Revenue (excluding discontinued operations)	$16,394	$22,604	$(6,210)	27.5%

Lease Termination Fees (excluding discontinued operations)	$8,195	$4,183	$4,012	95.9%

     Property Revenues

     Property revenues increased by approximately $0.7 million for the year ended December 31, 2004, compared to the year ended December 31, 2003. Property revenues increased by approximately $14.8 million due to the acquisition of Bank of America Plaza, located in Los Angeles, California, in the third quarter of 2004 and by approximately $1.3 million due to the acquisition of an interest in 2001 M Street, located in Washington D.C., in the fourth quarter of 2004. In addition, property revenues increased by approximately $4.0 million due to an increase in termination fee income and by approximately $3.3 million primarily due to an increase in recovery income. Property revenues also partially increased due to an increase of approximately $0.3 million in management fee income for the year ended December 31, 2004 compared to the year ended December 31, 2003. These increases were substantially offset by decreases of approximately $11.2 million due to the sale of 151 Front Street, located in Toronto, Ontario, in the first quarter of 2004, by approximately $10.8 million due to the sale of a 50% interest in Plaza of the Americas, located in Dallas, Texas, in the second quarter of 2004, and by approximately $0.5 million due to the sale of Paseo Colorado in Pasadena, California in the first quarter of 2003. In addition, property rental revenue decreased by approximately $0.5 million primarily due to a decrease in average rental rates for the year ended December 31, 2004 compared to the year ended December 31, 2003.

     Lease termination fees are an element of ongoing real estate ownership. Included in the property revenue analysis above, for the year ended December 31, 2004, we recorded approximately $8.2 million of termination fees for our office portfolio compared to approximately $4.2 million for the year ended December 31, 2003.

     Property Operating Expenses

     Property operating expenses decreased by approximately $18.4 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The sale of 151 Front Street resulted in a decrease of approximately $7.1 million, the sale of a 50% interest in Plaza of the Americas resulted in a decrease of approximately $7.3 million, and the sale of Paseo Colorado resulted in a decrease of approximately $0.6 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Property operating expenses decreased by approximately $8.6 million due to a decrease in insurance expense and by approximately $1.1 million due to a decrease in property tax expense primarily resulting from a property tax settlement for a property located in Dallas, Texas. In addition, property operating expenses decreased by approximately $2.9 million primarily due to a decrease in building management expenses and by approximately $2.4 million due to a decrease in bad debt expense. These decreases were partially offset by an increase of approximately $6.3 million due to the acquisition of Bank of America Plaza and by approximately $0.3 million due to the acquisition of an interest in 2001 M Street. In addition, there was an increase of approximately $5.0 million primarily due to an increase in utilities expense, repairs and maintenance expense and other recoverable expenses for the year ended December 31, 2004 compared to the year ended December 31, 2003.

     Excluding the impact of lease termination fees on revenues, our office portfolio gross margin (property revenues, excluding lease termination fees, less property operating expenses) increased to 54.3% for the year ended December 31, 2004 from 51.9% for the year ended December 31, 2003, primarily reflecting a decrease in operating expenses.

     General and Administrative Expense, Exclusive of Stock Option Grant Expense

     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

     General and administrative expense decreased by approximately $0.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This decrease is due primarily to expense related to the net settlement of warrants incurred during the year ended December 31, 2003 and a decrease in bonus accruals during the year ended December 31, 2004. These decreases were partially offset by separation costs incurred during the year ended December 31, 2004. In addition, we terminated our lease at the Sears Tower, located in Chicago, Illinois, during the fourth quarter of 2004 and paid a fee of approximately $3.2 million related to such termination.

     Depreciation and Amortization

     Depreciation and amortization expense increased by approximately $9.3 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Depreciation and amortization expense increased by approximately $7.0 million due to the acquisition of Bank of America Plaza and by approximately $0.5 million due to the acquisition of an interest in 2001 M Street. In addition, depreciation and amortization expense increased approximately $4.8 million primarily due to accelerated depreciation of tenant improvements resulting from the early termination of leases and additional tenant improvements during the year ended December 31, 2004 compared to the year ended December 31, 2003. These increases were offset by the disposition of a 50% interest in Plaza of the Americas resulting in a decrease in depreciation and amortization expense of approximately $3.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003.

     Stock Option Grant Expense

     Stock option grant expense is comprised of the amortization of the intrinsic value, at the date of grant, of stock options granted upon the completion of the corporate reorganization and stock option expense related to the adoption of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” or SFAS No. 123, for stock options issued in 2003. For stock options granted in 2003, this non-cash cost incurred relates to the fair value of the stock options at the date of grant. Stock option grant expense increased by approximately $0.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase is primarily due to an increase in stock option grant expense of approximately $0.9 million resulting from the immediate vesting of certain stock options due to the separation of one of our executives during the third quarter of 2004, offset by a decrease in stock option grant expense of approximately $0.7 million primarily resulting from the cessation of amortization due to the vesting of stock options.

     Provision for Loss on Real Estate

     During the year ended December 31, 2004, we recognized a provision for loss on real estate in the aggregate amount of approximately $12.7 million. In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.8 million, resulting in a net loss on disposition of real estate of approximately $20.8 million. In conjunction with the sale of our 50% interest in Plaza of the Americas, we determined that the fair value of Plaza of the Americas, based on the contract price, was less than our carrying value of such asset. Accordingly, we recognized a provision for loss on real estate of approximately $12.7 million related to our 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

     Loss on and Provision for Loss on Investment

     During the year ended December 31, 2004, we recognized a provision for loss on investment of approximately $14.6 million to reduce the carrying value of our investment in Main Street Partners, L.P., a joint venture through which we own a 50% interest in Bank One Center in Dallas, Texas, to its fair value. Fair value was determined by internal valuation.

     During the year ended December 31, 2003, we recorded a loss on investment of approximately $15.5 million related to the sale of our interest in a subordinated mortgage collateralized by the Sears Tower in Chicago, Illinois.

     Interest and Other Income

     Interest and other income decreased by approximately $2.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Interest and other income decreased due to income received during the year ended December 31, 2003 of approximately $1.2 million due to death benefits received on an insurance policy, approximately $1.3 million due to a litigation refund, and approximately $1.0 million due to dividends received on the Chelsfield plc investment. These decreases were partially offset by an increase in interest income resulting from an increase in average cash balances for the year ended December 31, 2004 compared to the year ended December 31, 2003.

     Foreign Currency Exchange Gain

     During the year ended December 31, 2004, we sold 151 Front Street in Toronto Ontario, recognizing a foreign currency exchange gain of approximately $3.3 million.

     (Loss) Gain on Early Debt Retirement

     During the year ended December 31, 2004, we recorded an aggregate loss on early debt retirement of approximately $7.0 million. During the year ended December 31, 2004, we recorded a loss on early debt retirement of approximately $1.4 million due to the write-off of unamortized deferred financing costs related to the retirement of our $350.0 million revolving credit facility. We recorded a loss on early debt retirement of approximately $3.2 million comprised of the write-off of unamortized financing costs of approximately $2.4 million and a prepayment fee of approximately $0.8 million related to the paydown of approximately $444.1 million of our variable interest rate commercial mortgage pass-through certificates. In addition, in conjunction with the sale of real estate and the refinancing of a $120.0 million mortgage loan, we recorded a loss on early debt retirement of approximately $2.4 million comprised of the write-off of unamortized deferred financing costs of approximately $0.9 million and a prepayment penalty of approximately $2.7 million, offset by the forgiveness of debt of approximately $1.2 million.

     During the year ended December 31, 2003, we recorded an aggregate gain on early debt retirement of approximately $2.3 million. We recorded an approximately $3.6 million gain on early debt retirement related to the forgiveness of a $17.9 million construction facility on our remaining technology property. On June 30, 2003, we conveyed title of our remaining technology property to the lender and are no longer obligated to the lender under the $17.9 million construction facility. The $3.6 million gain on early debt retirement is net of approximately $0.5 million remitted to the lender in full satisfaction of any exposure related to the construction facility. This gain on early debt retirement is partially offset by the write-off of unamortized deferred financing costs of approximately $1.3 million as a result of the repayment of secured mortgages coinciding with the sale of the underlying properties.

     Recovery on Insurance Claims

     During the year ended December 31, 2004, we received approximately $0.4 million in insurance proceeds related to a chiller we replaced at Plaza of the Americas, located in Dallas, Texas, that was damaged in 2003. In addition, we received approximately $0.3 million in insurance proceeds related to window replacements at 550 W. Washington, located in Chicago, Illinois, that were damaged in 2003.

     Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza in New York, New York, that was damaged in 2001, and we expect total remediation and improvement costs will be approximately $19.0 million. During the year ended December 31, 2003, we received approximately $7.0 million in insurance proceeds related to this chiller. We filed a claim for additional proceeds related to the chiller at One New York Plaza; however, we cannot assure you that we will be successful with such effort.

     Interest Expense

     Interest expense decreased by approximately $4.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Early debt retirements resulted in a decrease in interest expense of approximately $14.5 million. In addition, lower average debt balances outstanding for year ended December 31, 2004 compared to the year ended December 31, 2003 due to regular principal amortization and lump sum repayments resulted in a decrease in interest expense of approximately $0.9 million. The retirement of debt due to property dispositions resulted in a decrease in interest expense of approximately $1.3 million. These decreases were partially offset by an increase in interest expense of approximately $3.5 million due to an increase in average interest rates and additional interest expense related to refinancings for the year ended December 31, 2004 compared to the year ended December 31, 2003. A higher outstanding balance on our credit facility resulted in an increase in interest expense of approximately $4.1 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. In addition, in conjunction with the purchase of Bank of America Plaza in Los Angeles, California and the acquisition of an interest in 2001 M Street in Washington, D.C., during the year ended December 31, 2004, we entered into mortgage loans totaling, in the aggregate, approximately $286.5 million which resulted in an increase in interest expense of approximately $5.1 million.

     Derivative Gain

     In December 2004, we settled approximately $500.0 million of interest rate swap agreements. As a result of the swap settlements, we recognized an approximately $1.1 million gain during the year ended December 31, 2004.

     Lawsuit Settlement

     During the year ended December 31, 2004, we recorded a gain on lawsuit settlement of approximately $3.6 million related to the final resolution and settlement of an asbestos claim. Cash proceeds from this lawsuit settlement were received in the fourth quarter of 2004.

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

     (Provision) Benefit for Income and Other Corporate Taxes, Net

     Income and other taxes includes franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes increased by approximately $46.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily due to the tax benefit of the disposition of our investment in the Sears Tower in Chicago, Illinois of approximately $12.0 million, a tax settlement of approximately $21.0 million, and the liquidation of the Hollywood TRS subsidiary of approximately $13.5 million during the year ended December 31, 2003.

     Minority Interest

     During the year ended December 31, 2004, an increase in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units resulted in minority interest loss of approximately $0.9 million and minority interest attributable to our consolidated joint ventures resulted in minority interest loss of approximately $0.1 million. In addition, preferred returns to the minority interest partner upon the sale of the Hollywood & Highland Hotel in Los Angeles, California resulted in minority interest loss of approximately $0.7 million and the redemption of TrizecHahn Mid-Atlantic Limited Partnership redeemable units resulted in minority interest loss of approximately $1.0 million. These losses were partially offset by minority interest income of approximately $0.9 million resulting from the sale of a land parcel during the second quarter of 2004.

     During the year ended December 31, 2003, an increase in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units resulted in minority interest loss of approximately $1.6 million.

     Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures decreased by approximately $8.1 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Income from unconsolidated real estate joint ventures decreased by approximately $4.8 million due to a loss on early debt retirement related to the refinancing of the mortgage loans on 1114 Avenue of the Americas and 1411 Broadway, located in New York, New York, in June 2004. In addition, approximately $4.2 million of the decrease is primarily due to an increase in interest expense related to the refinancing of these mortgage loans in June 2004. Approximately $6.4 million of the decrease is related to the sale of New Center One in Detroit, Michigan during the first quarter of 2003. These decreases were partially offset by an increase in income from unconsolidated real estate joint ventures of approximately $0.7 million due to the gain on sale of the Waterview development, located in Arlington, Virginia in 2004 and an increase of approximately $3.9 million related to the consolidation of the Hollywood & Highland Hotel in Los Angeles, California at December 31, 2003. Additionally, there was an increase in net income of approximately $2.7 million in our other joint ventures for the year ended December 31, 2004 compared to the year ended December 31, 2003.

     Discontinued Operations

     Income from properties classified as discontinued operations increased by approximately $9.5 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase is primarily due to a decrease in interest expense of approximately $21.6 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 due to the retirement of debt related to properties sold subsequent to December 31, 2002. This increase is offset by the loss of net income due to properties sold subsequent to December 31, 2002. Income from discontinued properties for the year ended December 31, 2003 includes the net income of properties sold subsequent to December 31, 2002, whereas income from discontinued operations for the year ended December 31, 2004 includes only the net income of properties sold subsequent to December 31, 2003.

     During the year ended December 31, 2004, we recognized a provision for loss on disposition of discontinued real estate of approximately $109.0 million, relating to seven properties that were designated as held for disposition on June 30, 2004, to reduce the carrying value of such properties to fair value. Fair value of the seven properties was determined by contract prices, less transaction costs and/or internal valuation.

     During the year ended December 31, 2003, we recorded a provision for loss on discontinued real estate of approximately $14.5 million relating to Clark Tower in Memphis, Tennessee and approximately $3.6 million relating to Minnesota Center in Minneapolis, Minnesota. The fair value of each property was determined by a contract price, less transaction costs.

     During the year ended December 31, 2004, we recognized a gain on disposition of discontinued real estate of approximately $125.5 million due to the sales of the Hollywood & Highland Complex and fourteen non-core office properties.

     During the year ended December 31, 2003, we recognized a gain on disposition of discontinued real estate of approximately $58.8 million due to the sales of eight non-core office properties.

     Gain on Disposition of Real Estate, Net

     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.8 million, resulting in a net loss on disposition of real estate of approximately $20.8 million, for the sale of the 50% interest. This loss is offset by a gain on disposition of real estate, net of the related tax effect, of approximately $15.1 million due to the sale of 151 Front Street in Toronto, Ontario which was subject to the transition rules of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In addition, during the year ended December 31, 2004, we disposed of three land parcels that resulted in a gain on disposition of real estate of approximately $13.1 million.

     During the year ended December 31, 2003, we recognized a gain on disposition of real estate of approximately $13.6 million due to the sale of Paseo Colorado in Pasadena, California which was subject to the transition rules of SFAS No. 144.

     Cumulative Effect of a Change in Accounting Principle

     We elected to adopt the implementation of FIN No. 46R (hereinafter defined) as of December 31, 2003 and applied the provisions of FIN No. 46R for all entities as of such date. In applying the provisions of FIN No. 46R to all entities, we determined that the Hollywood & Highland Hotel was a variable interest entity (“VIE”) and we were its primary beneficiary. As such, we consolidated the financial position and results of operations of the Hollywood & Highland Hotel as of December 31, 2003. Upon consolidation of the Hollywood & Highland Hotel, we recognized a cumulative effect of a change in accounting principle of approximately $3.8 million representing the minority member’s share of the Hollywood & Highland Hotel’s non-recoverable cumulative losses.

     Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the years ended
	December 31		Increase	%
	2003	2002	(Decrease)	Change
		(dollars in thousands)
Total Property Revenues	$711,471	$721,906	$(10,435)	1.4%

Property operating expenses	340,427	330,622	9,805	3.0%
General and administrative, exclusive of stock option grant expense	39,304	44,935	(5,631)	12.5%
Depreciation and amortization	135,987	130,183	5,804	4.5%
Stock option grant expense	1,054	5,214	(4,160)	79.8%
Reorganization recovery	—	(3,260)	3,260	—
Loss on and provision for loss on investment	15,491	60,784	(45,293)	74.5%

Total Expenses	532,263	568,478	(36,215)	6.4%

Operating Income	179,208	153,428	25,780	16.8%

Other Income (Expense)
Interest and other income	7,398	6,067	1,331	21.9%
Gain on early debt retirement	2,262	—	2,262	—
Recovery on insurance claims	6,673	3,800	2,873	75.6%
Interest expense	(150,622)	(150,863)	241	0.2%
Lawsuit settlement	26,659	—	26,659	—

Total Other Expense	(107,630)	(140,996)	33,366	23.7%

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations, Gain on Disposition of Real Estate, Net, and Cumulative Effect of a Change in Accounting Principle	71,578	12,432	59,146	475.8%
Benefit (Provision) for income and other corporate taxes, net	41,777	(4,896)	46,673	953.3%
Minority interest	(1,626)	1,766	(3,392)	192.1%
Income from unconsolidated real estate joint ventures including provision for loss on investment ($58,880 for 2002)	23,336	(47,631)	70,967	149.0%

Income (Loss) from Continuing Operations	135,065	(38,329)	173,394	452.4%
Discontinued Operations
Income from discontinued operations (net of provision for loss on discontinued real estate of $18,164 and $209,237 for 2003 and 2002, respectively)	2,348	(167,300)	169,648	101.4%
Gain on disposition of discontinued real estate, net	58,834	14,716	44,118	299.8%

Income (Loss) Before Gain on Disposition of Real Estate, Net, and Cumulative Effect of a Change in Accounting Principle	196,247	(190,913)	387,160	202.8%
Gain on disposition of real estate, net	11,351	2,996	8,355	278.9%

Income (Loss) before Cumulative Effect of a Change in Accounting Principle	207,598	(187,917)	395,515	210.5%
Cumulative effect of a change in accounting principle	(3,845)	—	(3,845)	—

Net Income (Loss)	203,753	(187,917)	391,670	208.4%
Special voting and Class F convertible stockholders’ dividends	(5,226)	(866)	(4,360)	503.5%

Net Income (Loss) Available to Common Stockholders	$198,527	$(188,783)	$387,310	205.2%

Straight Line Revenue (excluding discontinued operations)	$22,604	$25,910	$(3,306)	12.8%

Lease Termination Fees (excluding discontinued operations)	$4,183	$3,733	$450	12.1%

     Property Revenue

     Property revenues decreased by approximately $10.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Property revenues decreased by approximately $1.0 million due to the disposition of three non-core properties during the year ended December 31, 2002 and by approximately $18.2 million due primarily to the sale of Paseo Colorado, in Pasadena, California in the first quarter of 2003. In addition, property revenues decreased by approximately $17.5 million due primarily to a decrease in average occupancy and average rental rates for the year ended December 31, 2003 as compared to the year ended December 31, 2002. These decreases were partially offset by an increase of approximately $15.0 million due to the acquisition of the remaining 75% interest in Ernst & Young Plaza in Los Angeles, California that we did not already own and by approximately $4.0 million due to the acquisition of 151 Front Street in Toronto, Ontario during the second quarter of 2002. Property revenues increased by approximately $6.4 million primarily due to new leasing in One Alliance Center in Atlanta, Georgia. In addition, management fee income increased by approximately $0.9 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

     Lease termination fees are an element of ongoing real estate ownership. Included in the property revenue analysis above, for the year ended December 31, 2003, we recorded approximately $4.2 million of termination fees for our office portfolio compared to approximately $3.7 million for the year ended December 31, 2002.

     Property Operating Expense

     Property operating expenses increased by approximately $9.8 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Property operating expenses increased by approximately $9.1 million due to the office property acquisitions described above, approximately $3.1 million due to new leasing in One Alliance Center in Atlanta, Georgia, approximately $10.4 million due to an increase in insurance cost, approximately $2.5 million due to an increase in bad debt expense, and approximately $0.6 million due to an increase in real estate tax expense for the year ended December 31, 2003 compared to the year ended December 31, 2002. These increases were partially offset by a decrease in property operating expenses of approximately $5.9 million due primarily to decreases in utilities expense, repairs and maintenance expense and other recoverable expenses and a decrease of approximately $4.3 million primarily due to a decrease in building management expenses for the year ended December 31, 2003 compared to the year ended December 31, 2002. In addition, property operating expenses decreased by approximately $5.1 million for the year ended December 31, 2003 compared to the year ended December 31, 2002 due to the sale of Paseo Colorado in Pasadena, California during the first quarter of 2003 and by approximately $0.6 million due to the disposition of three non-core properties during the year ended December 31, 2002.

     Excluding the impact of lease termination fees on revenues, our office portfolio gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to 51.9% for the year ended December 31, 2003 from 54.0% for the year ended December 31, 2002, reflecting our decrease in property revenue and increased operating expenses.

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

     Depreciation and Amortization

     Depreciation expense increased by approximately $5.8 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The completion of two office development projects resulted in an increase in depreciation expense of approximately $2.3 million. The increase in ownership of the Ernst & Young Plaza resulted in an increase in depreciation expense of approximately $6.5 million. These increases were partially offset by less accelerated depreciation of tenant improvements related to the early termination of leases for the year ended December 31, 2003 compared to the year ended December 31, 2002.

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

     During the year ended December 31, 2002, we determined that our investment in the subordinated mortgage collateralized by the Sears Tower was impaired. We estimated that the fair value of the Sears Tower was insufficient to cover encumbrances senior to our position and the entire carrying value of our investment. Accordingly, we recorded a provision for loss on investment of approximately $48.3 million in the third quarter of 2002 to reduce the carrying value of our investment in the Sears Tower to its estimated fair value of approximately $23.6 million. In addition, in December 2002, we sold our interest in Chelsfield plc for approximately $76.6 million and recognized a loss on investment of approximately $12.7 million.

     Interest and Other Income

     Interest and other income increased by approximately $1.3 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Interest and other income increased due to income received during the year ended December 31, 2003 of approximately $1.2 million due to death benefits received on an insurance policy, approximately $1.3 million due to a litigation refund and approximately $1.0 million due to dividends received on the Chelsfield plc investment. These increases were partially offset by a decrease in interest income due primarily to lower average cash balances outstanding for the year ended December 31, 2003 compared to the year ended December 31, 2002.

     Gain on Early Debt Retirement

     During the year ended December 31, 2003, we recorded an aggregate gain on early debt retirement of approximately $2.3 million. We recorded an approximately $3.6 million gain on early debt retirement related to the forgiveness of a $17.9 million construction facility on our remaining technology property. On June 30, 2003, we conveyed title of our remaining technology property to the lender and are no longer obligated to the lender under the $17.9 million construction facility. The $3.6 million gain on early debt retirement is net of approximately $0.5 million remitted to the lender in full satisfaction of any exposure related to the construction facility. This gain on early debt retirement is partially offset by the write-off of unamortized deferred financing costs of approximately $1.3 million as a result of the repayment of secured mortgages coinciding with the sale of the underlying properties.

     Recovery on Insurance Claims

     Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza in New York that was damaged in 2001, and we expect total remediation and improvement costs will be approximately $19.0 million. During the year ended December 31, 2003, we received approximately $7.0 million in insurance proceeds related to this chiller. During the year ended December 31, 2002, we received approximately $3.8 million in insurance proceeds related to this chiller. We filed a claim for additional proceeds related to the chiller at One New York Plaza; however, we cannot assure you that we will be successful with such an effort.

     Interest Expense

     Interest expense decreased by approximately $0.2 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The impact of the disposal of Paseo Colorado in Pasadena, California resulted in a decrease in interest expense of approximately $3.4 million. Lower average debt balances outstanding due to regular principal amortization and lump sum repayments resulted in a decrease in interest expense of approximately $1.4 million. A lower outstanding balance on our $350 million revolving line of credit and associated standby fees resulted in a decrease in interest expense of approximately $3.4 million. These decreases were partially offset by the impact of office property acquisitions, primarily the increase in ownership of the Ernst & Young Plaza, as well as an increase in the weighted average interest rate which resulted in an increase in interest expense of approximately $5.9 million. Additionally, the cessation of interest capitalization on our development projects resulted in an increase in interest expense of approximately $2.1 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

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

     Benefit (Provision) for Income and Other Corporate Taxes, Net

     Income and other taxes includes franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes decreased by approximately $46.7 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily due to the tax impact of the disposition of our investment in the Sears Tower in Chicago, Illinois of approximately $12.0 million, a tax settlement which resulted in a benefit of approximately $21.0 million, and the liquidation of the Hollywood TRS subsidiary which resulted in a benefit of approximately $13.5 million.

     Minority Interest

     Minority interest income decreased by approximately $3.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease is due to an increase in the redemption value in the TrizecHahn Mid-Atlantic Limited Partnership redeemable units.

     Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures increased by approximately $71.0 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Income from unconsolidated real estate joint ventures increased by approximately $38.8 million due to the recognition of a provision for loss on investment in real estate during the year ended December 31, 2002 related to the Hollywood & Highland Hotel in Los Angeles, California and a provision for loss on investment in real estate in New Center One in Detroit, Michigan of approximately $20.1 million. Approximately $3.0 million of the increase is due to the gain on sale of real estate and a gain on early debt retirement from the sale of New Center One during the year ended December 31, 2003. In addition, income from unconsolidated real estate joint ventures increased due primarily to an increase in average rental rates in the New York market, partially offset by an increase in the net loss at the Bank One Center in Dallas, Texas for the year ended December 31, 2003 compared to the year ended December 31, 2002.

     Discontinued Operations

     Income from properties classified as discontinued operations decreased by approximately $21.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease is primarily due to the loss in net income for properties sold subsequent to December 31, 2002. Income from discontinued properties for the year ended December 31, 2002 includes the net income of properties sold subsequent to December 31, 2001, whereas income from discontinued operations for the year ended December 31, 2003 includes only the net income of properties sold subsequent to December 31, 2002.

     During the year ended December 31, 2003, we recorded a provision for loss on discontinued real estate of approximately $14.5 million relating to Clark Tower in Memphis, Tennessee and approximately $3.6 million relating to Minnesota Center in Minneapolis, Minnesota. The fair value of each property was determined by a contract price, less transaction costs.

     During the year ended December 31, 2002, we recorded a provision for loss on real estate in the amount of approximately $142.4 million for the Hollywood & Highland Retail project in Los Angeles, California to reduce the carrying value of the property to fair value. Fair value was based on internal valuations. During the year ended December 31, 2002, we recognized a provision for loss on real estate of approximately $57.0 million for Desert Passage in Las Vegas, Nevada to reduce the carrying value of the property to fair value. Fair value was based on internal valuations. In addition, during the year ended December 31, 2002, we recorded a provision for loss on discontinued real estate of approximately $9.8 million relating to Goddard Corporate Park in Lanham, Maryland. Fair value was determined by a contract price, less transaction costs.

     During the year ended December 31, 2003, we recognized a gain on disposition of discontinued real estate of approximately $58.8 million due to the sales of eight non-core office properties.

     During the year ended December 31, 2002, we recognized a gain on disposition of discontinued real estate of approximately $14.7 million due to the sales of three non-core properties.

     Gain on Disposition of Real Estate, Net

     During the year ended December 31, 2003, we recognized a gain on disposition of real estate of approximately $13.6 million due to the sale of Paseo Colorado in Pasadena, California which was subject to the transition rules of SFAS No. 144.

     During the year ended December 31, 2002, we recognized a gain on disposition of real estate of approximately $3.0 million due to the sales of Hanover Office Park in Greenbelt, Maryland; Valley Industrial Park in Seattle, Washington; Perimeter Woods in Charlotte, North Carolina; a technology center in Chicago, Illinois and first refusal rights on an investment which were subject to the transition rules of SFAS No. 144.

     Cumulative Effect of Change in Accounting Principle

     We elected to adopt the implementation of FIN No. 46R (hereinafter defined) as of December 31, 2003 and applied the provisions of FIN No. 46R for all entities as of such date. In applying the provisions of FIN No. 46R to all entities, we determined that the Hollywood & Highland Hotel was a variable interest entity (“VIE”) and we were its primary beneficiary. As such, we consolidated the financial position and results of operations of the Hollywood & Highland Hotel as of December 31, 2003. Upon consolidation of the Hollywood & Highland Hotel, we recognized a cumulative effect of a change in accounting principle of approximately $3.8 million representing the minority member’s share of the Hollywood & Highland Hotel’s non-recoverable cumulative losses.

Liquidity and Capital Resources

     Our objective is to ensure, in advance, that there are ample resources to fund ongoing operating expenses, capital expenditures, debt service requirements and the distributions required to maintain REIT status.

     We expect to meet our liquidity requirements over the next twelve months for normal recurring expenditures, non-recurring capital expenditures, potential future acquisitions and developments, major renovations, expansions, scheduled debt maturities, ground lease payments, operational tax obligations, settlement of pre-REIT tax issues and distributions required to maintain our REIT status through cash flows from operations, asset sales, entering into joint venture arrangements or partnerships with equity providers, current cash and credit availability, refinancing of existing mortgage debt, incurrence of secured or unsecured debt, proceeds from the possible sale of our capital stock or a combination of these sources. Our net cash flow from operations is dependent upon the occupancy levels of our properties, net effective rental rates on current and future leases, collectibility of rent from our tenants, the level of operating and other expenses, as well as other factors. Material changes in these factors may adversely affect our net cash flow from operations.

     We expect to meet our liquidity requirements beyond twelve months for normal recurring expenditures, non-recurring capital expenditures, potential future acquisitions and developments, major renovations, expansions, scheduled debt maturities, ground lease payments, operational tax obligations, settlement of pre-REIT tax issues and distributions required to maintain our REIT status through cash flows from operations, asset sales, entering into joint venture arrangements or partnerships with equity providers, current cash and credit availability, refinancing of existing mortgage debt, incurrence of secured or unsecured debt, proceeds from the possible sale of our capital stock or a combination of these sources. Our net cash flow from operations is dependent upon the occupancy levels of our properties, net effective rental rates on current and future leases, collectibility of rent from our tenants, the level of operating and other expenses, as well as other factors. Material changes in these factors may adversely affect our net cash flow from operations.

     We have a $750.0 million unsecured credit facility which matures in June 2007. The amount available to be borrowed under the unsecured credit facility at any time is determined by certain properties that we, or our subsidiaries that may from time to time guarantee the unsecured credit facility, own that satisfy certain conditions of eligibility. These conditions are not uncommon for unsecured credit facilities of this nature. During the remainder of its term, the amount available to be borrowed under the unsecured credit facility will likely fluctuate. The capacity under the unsecured credit facility may decrease as we sell or place permanent financing on assets currently supporting the unsecured credit facility. In addition, the capacity under the unsecured credit facility may decrease if assets no longer meet certain eligibility requirements. Likewise, the capacity under the unsecured credit facility may increase as certain assets otherwise meet the eligibility requirements. As of December 31, 2004, the amount available to be borrowed under the unsecured credit facility was approximately $484.9 million, of which $150.0 million was drawn and outstanding. During the remainder of the term of the unsecured credit facility, we expect the outstanding balance to fluctuate. The balance under the unsecured credit facility will likely increase from time to time as we use funds from the unsecured credit facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. The balance under the unsecured credit facility will also likely be reduced as a result of proceeds generated from asset sales, secured borrowings, operating cash flows and other sources of liquidity.

     Under our unsecured credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restrictions on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants include the requirement for our total leverage ratio not to exceed 65.0% in year one, 62.5% in year two and 60.0% in year three; the requirement that our interest coverage ratio be greater than 2.0 times; the requirement that our fixed charge coverage ratio be greater than 1.5 times; and the requirement that our net worth be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the unsecured credit facility agreement). If we are in default in respect to our obligations under the unsecured credit facility agreement, dividends will be limited to the amount necessary to maintain REIT status. We anticipated we would not meet all requirements with respect to the dividend restriction covenant under the unsecured credit facility for the nine months ended September 30, 2004 and the year ended December 31, 2004. As such, we requested and received a waiver from the lenders of the unsecured credit facility which waives said requirements for such covenant for the nine months ended September 30, 2004 and the year ended December 31, 2004. Other than noted, at December 31, 2004, we were in compliance with these financial covenants.

     We also have available an effective shelf-registration statement under which we may offer and sell of up to an aggregate amount of $750.0 million of common stock, preferred stock, depositary shares representing shares of our preferred stock and warrants exercisable for common stock or preferred stock. However, our ability to raise funds through sales of common stock, preferred stock, depositary shares representing shares of our preferred stock and common and preferred stock warrants is dependent upon, among other things, general market conditions for REITs, market perceptions about our company, the current trading price of our stock and the current interest rates. The proceeds from the sale of shares of common stock, preferred stock, depositary shares representing shares of our preferred stock or common and preferred stock warrants, if any, would be used for general corporate purposes, which may include, among other things, the acquisition of additional properties or the repayment of outstanding indebtedness.

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

Contractual Obligations

     The following table summarizes our contractual obligations as of December 31, 2004:

	Payments Due by Period ($ in thousands)
		Less than	1 – 3	3 – 5	More than
	Total	1 - Year	Years	Years	5 - Years
Long-term debt obligations (1)	$2,069,282	$51,127	$525,758	$527,794	$964,603
Ground lease obligations	229,072	1,119	2,365	2,512	223,076
Operating lease obligations	1,347	1,008	290	45	4
Purchase obligations (2)	36,037	20,403	6,379	3,853	5,402
Tenant obligations	87,233	66,829	13,119	4,205	3,080

Total	$2,422,971	$140,486	$547,911	$538,409	$1,196,165

(1)	Included on balance sheet.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

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

Cash Flow Activity

     At December 31, 2004, we had $194.3 million in cash and cash equivalents as compared to $129.3 million at December 31, 2003. The increase is a result of the following cash flows:

	For the years ended December 31
	2004	2003	2002
	(dollars in thousands)
Cash provided by operating activities	$288,680	$249,650	$213,119
Cash provided by (used in) investing activities	536,119	412,115	(17,376)
Cash used in financing activities	(759,833)	(594,719)	(430,924)

	$64,966	$67,046	$(235,181)

Operating Activities

     Cash provided by operating activities for the year ended December 31, 2004 was approximately $288.7 million compared to approximately $249.7 million for 2003, and approximately $213.1 million for 2002. Cash flows from operations depend primarily on cash generated from lease payments from leased spaces at our office properties. The change in cash flows from operating activities is primarily attributable to the factors discussed in our analysis of results of operations for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002, as well as the timing of receipt of revenues and the payment of expenses.

Investing Activities

     Net cash provided by (used in) investing activities reflects the ongoing impact of expenditures on tenant installation costs, capital expenditures, investments in and distributions from unconsolidated real estate joint ventures, and the impact of acquisitions, developments and dispositions. During the year ended December 31, 2004, approximately $536.1 million of cash was generated in our investing activities, which are described below. During the year ended December 31, 2003, we generated approximately $412.1 million of cash in our investing activities as compared to using approximately $17.4 million in 2002.

     Tenant Installation Costs

     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. Overall stagnant market conditions for the year ended December 31, 2004 resulted in a modest decrease in vacancies over the same period in the prior year. The stagnant market conditions, combined with sublet space inventory in our major markets, has increased the downward pressure on rental rates and the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio, including our share of such costs incurred by unconsolidated joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents our pro rata owned share of square feet leased.

	For the years ended December 31
	2004	2003	2002
	(in thousands)
Square feet leased
- new leasing	2,727	3,196	3,533
- renewal leasing	2,784	2,982	2,980
Tenant square feet leased	5,511	6,178	6,513
Tenant installation costs	$114,027	$91,618	$87,311

     Capital Expenditures

     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the year ended December 31, 2004, capital expenditures for the total office portfolio, including our share of such expenditures incurred by unconsolidated real estate joint ventures, was approximately $13.9 million (2003-$21.6 million; 2002-$35.9 million). Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as asbestos abatement or removal costs, any major mechanical attribute or system replacement, and any redevelopment or reconstruction costs directly attributable to extending or preserving the useful life of the base building. Furthermore, as part of our office acquisitions, we have routinely acquired and repositioned properties in their respective markets, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration at the time of acquisition when negotiating our purchase price.

     Reconciliation to Consolidated Statements of Cash Flows

     The above information includes tenant installation costs granted, including leasing costs, and capital expenditures for the total portfolio, including our share of such costs granted by unconsolidated joint ventures, for leases that commenced during the periods presented. The amounts included in our consolidated statements of cash flows represent the actual cash spent during the periods, excluding our share of such costs and expenditures incurred by unconsolidated joint ventures. The differences between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures. The reconciliation between the above amounts and our consolidated statements of cash flows is as follows:

	For the years ended December 31
	2004	2003	2002
	(dollars in thousands)
Tenant installation costs, including leasing costs, for the owned office portfolio	$114,027	$91,618	$87,311
Tenant installation costs, including leasing costs, for properties disposed of during the period	20,506	3,140	2,689
Capital expenditures	13,938	21,590	35,976
Pro rata joint venture activity	(6,210)	(13,016)	(14,988)
Timing differences	(13,607)	4,911	(3,345)
Retail activity	150	6,942	1,892

Total tenant improvements, leasing costs and capital expenditures per combined consolidated statement of cash flows	$128,804	$115,185	$109,535

     Acquisitions

     In August 2004, we acquired Bank of America Plaza, located at 333 South Hope Street, Los Angeles, California, from an unrelated third party for approximately $420.7 million.

     In November 2004, we acquired an interest in an entity that owns 2001 M Street, located in Washington, DC, from an unrelated third party valued at approximately $75.6 million (see discussion below).

     Dispositions

     During the year ended December 31, 2004, we sold fifteen office properties, a partial interest in one office property, a partial interest in a joint venture development, two retail properties and three land parcels, generating aggregate net proceeds of approximately $959.9 million, or approximately $680.1 million after debt repayment.

     Consolidated Real Estate Joint Ventures

     Hollywood & Highland Hotel

     We elected to adopt the implementation of FIN No. 46R (hereinafter defined) as of December 31, 2003 and applied the provisions of FIN No. 46R for all entities as of such date. In applying the provisions of FIN No. 46R to all entities, we determined that the Hollywood & Highland Hotel was a VIE and we were its primary beneficiary. As such, we consolidated the financial position and results of operations of the Hollywood & Highland Hotel as of December 31, 2003.

     The Hollywood & Highland Hotel is a 640-room hotel located in Los Angeles, California. At December 31, 2003, we had a 91.5% ownership and economic interest in an entity that owns the Hollywood & Highland Hotel. Prior to December 31, 2003, we accounted for the Hollywood & Highland Hotel as an investment in an unconsolidated real estate joint venture. On December 31, 2003, we consolidated the Hollywood & Highland Hotel. The net impact of the consolidation of the Hollywood & Highland Hotel was an increase in our consolidated assets of approximately $94.0 million, representing the net book value of the real estate, cash and cash equivalents and other assets. In addition, we consolidated approximately $81.5 million of mortgage debt related to the Hollywood & Highland Hotel. Our maximum exposure to loss was approximately $81.5 million, representing the amount of mortgage debt outstanding at December 31, 2003. Upon consolidation of the Hollywood & Highland Hotel, we recognized a cumulative effect of a change in accounting principle of approximately $3.8 million representing the minority member’s share of the Hollywood & Highland Hotel’s non-recoverable cumulative losses. On February 27, 2004, we sold the Hollywood & Highland Hotel.

     Trizec 2001 M Street Holdings LLC

     In November 2004, we entered into a joint venture, Trizec 2001 M Street Holdings LLC, with an unrelated third party to purchase an interest in an entity that owns 2001 M Street. Trizec 2001 M Street Holdings LLC is owned 98% by us and 2% by a third party. Trizec 2001 M Street Holdings LLC acquired such interest from an unrelated third party valued at approximately $75.6 million. The property is encumbered by a non-recourse mortgage loan of approximately $44.5 million, bearing interest at a fixed rate of 5.25% and scheduled to mature in December 2014. The remainder of the purchase price was funded with proceeds from the 2004 unsecured credit facility.

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

     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas. Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.8 million, resulting in a net loss on disposition of real estate of approximately $20.8 million. In conjunction with the sale of our 50% interest in Plaza of the Americas, we determined that the fair value of Plaza of the Americas, based upon the contract price, was less than our carrying value of such asset. Accordingly, we recognized a provision for loss on real estate of approximately $12.7 million related to our 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

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

     During the year ended December 31, 2004, we made cash and non-cash contributions and advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $97.7 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $253.6 million. Included in distributions received from our unconsolidated real estate joint ventures is approximately $167.2 million of distributions received from the Swig Joint Ventures (defined hereinafter) due to proceeds received from the refinancing of its mortgage loan. This distribution exceeded our cumulative investment in the Swig Joint Ventures (defined hereinafter) by approximately $43.2 million, which has been recorded in other accrued liabilities.

Financing Activities

     During the year ended December 31, 2004, we used approximately $759.8 million in our financing activities due primarily to approximately $882.3 million of principal repayments on mortgage debt, approximately $279.8 million of repayments of mortgage debt and other loans upon property dispositions and approximately $10.9 million of financing fees related to refinancing of certain mortgage debt and financing costs incurred in conjunction with our $750.0 million unsecured credit facility. We also established an escrow of approximately $28.7 million related to the modification and subsequent payment in full of the mortgage loan related to the sale of 250 West Pratt Street, located in Baltimore, Maryland. Additionally, we incurred and paid approximately $3.8 million in settlement of forward rate contracts used to lock into a maximum effective interest rate on certain mortgage debt. We also paid approximately $126.0 million in dividends to our stockholders. These uses were partially offset by proceeds from mortgage debt financings and refinancings, net draws on our unsecured line of credit and proceeds from the issuance of common stock.

     At December 31, 2004 our consolidated debt was approximately $2.2 billion. The weighted average interest rate on our debt was 6.21% and the weighted average maturity was approximately 4.9 years. The table that follows summarizes the mortgage and other loan debt at December 31, 2004 and December 31, 2003:

	December 31
Debt Summary	2004	2003
	(dollars in thousands)
Balance:
Fixed rate	$2,110,511	$2,608,877
Variable rate subject to interest rate caps	—	120,000
Variable rate	108,771	138,098

Total	$2,219,282	$2,866,975

Collateralized property	$2,024,055	$2,806,233
Unsecured credit facility	150,000	—
Other loans	45,227	60,742

Total	$2,219,282	$2,866,975

Percent of total debt:
Fixed rate	95.1%	91.0%
Variable rate subject to interest rate caps	—%	4.2%
Variable rate	4.9%	4.8%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	6.33%	5.95%
Variable rate subject to interest rate caps	—%	3.91%
Variable rate	3.87%	4.20%

Total	6.21%	5.78%

Leverage ratio:
Net debt to net debt plus book equity	53.1%	59.2%

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of stockholders’ equity. The decrease in our leverage ratio from December 31, 2003 to December 31, 2004 was primarily attributable to the repayment of existing debt upon the sale of non-core properties.

     Unsecured Credit Facility

     We entered into a three-year, $350.0 million revolving credit facility, the 2001 Revolving Credit Facility, with a group of banks in the fourth quarter of 2001. In the fourth quarter of 2002, the group of banks unanimously agreed to amend and restate the 2001 Revolving Credit Facility and we entered into the 2002 Revolving Credit Facility. Generally, in exchange for the receipt of collateral, the group of banks agreed to provide more flexible financial covenants than had been originally negotiated. In June 2004, we retired the 2002 Revolving Credit Facility and entered into a $750.0 million unsecured credit facility with a group of banks, the 2004 Unsecured Credit Facility. The 2004 Unsecured Credit Facility consists of a $600.0 million revolving component and a $150.0 million term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% based on our total leverage, and matures in June 2007. The financial covenants, as defined in the 2004 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the 2004 Unsecured Credit Facility agreement). If we are in default in respect of our obligations under the 2004 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain REIT status. At December 31, 2004, we were in compliance with these financial covenants. Certain conditions of the 2004 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time. In conjunction with the retirement of the 2002 Revolving Credit Facility, we recorded a loss on early debt retirement of approximately $1.4 million comprised of the write-off of unamortized deferred financing costs.

     At December 31, 2004, the amount eligible to be borrowed under the 2004 Unsecured Credit Facility was approximately $484.9 million, $150.0 million of which was drawn and outstanding. At December 31, 2003, the amount eligible to be borrowed under the 2002 Revolving Credit Facility was approximately $217.0 million, none of which was drawn and outstanding.

     Financing, Refinancing and Early Debt Retirement

     In January 2004, we refinanced the $120.0 million mortgage loan on Ernst & Young Plaza in Los Angeles, California, which bore interest at a variable rate of LIBOR plus 2.75% and was scheduled to mature in June 2004, with a $120,000 mortgage loan bearing interest at a fixed rate of 5.07% and scheduled to mature in February 2014. In December 2003, we entered into forward rate swap agreements to lock in a maximum effective interest rate on the refinanced mortgage loan. The forward rate swap agreements were entered into at current market rates and, therefore, had no initial cost. Upon closing of the refinanced mortgage loan, we paid approximately $3.8 million in settlement of the forward rate swap agreements, which has been recorded in other comprehensive income. The approximately $3.8 million paid on settlement of the forward rate swap agreements will be amortized to interest expense over the life of the mortgage loan. In addition, we recorded a loss on early debt retirement of approximately $0.3 million, comprised primarily of the write-off of unamortized deferred financing costs.

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

     In June 2004, we repaid the mortgage loan on 1065 Avenue of the Americas in New York, New York. The mortgage loan had a principal balance of approximately $36.5 million, bore interest at a fixed rate of 7.18% and was scheduled to mature in December 2004.

     In July 2004, we paid off and retired the mortgage loan on Newport Tower in Jersey City, New Jersey. The mortgage loan had a principal balance of approximately $102.8 million, bore interest at a fixed rate of 7.09% and had a maturity date of November 2004.

     In July 2004, we paid down approximately $444.1 million of our variable rate commercial mortgage pass-through certificates primarily by drawing on the 2004 Unsecured Credit Facility. The variable interest rate commercial mortgage pass-through certificates bore interest at a variable rate of LIBOR plus various spreads between 0.289% and 0.529% and were scheduled to mature between 2006 and 2008. In conjunction with the pay down of the variable interest rate commercial mortgage pass-through certificates, we recorded a loss on early retirement of debt of approximately $3.2 million, comprised of the write-off of unamortized deferred financing costs of approximately $2.4 million and a prepayment fee of approximately $0.9 million.

     In August 2004, in conjunction with the acquisition of Bank of America Plaza, located at 333 South Hope Street, Los Angeles, California, we entered into two non-recourse mortgage loans totaling approximately $242.0 million, bearing interest at an average fixed rate of 5.31% and scheduled to mature in September 2014.

     In November 2004, we paid off and retired the mortgage loan on Bank of America Plaza, in Columbia, South Carolina. The mortgage loan had a principal balance of approximately $19.9 million, bore interest at a fixed rate of 6.90% and had a maturity date of March 2005. The Corporation sold Bank of America Plaza in December 2004.

     In December 2004, in conjunction with the sale of 250 West Pratt Street, located in Baltimore, Maryland, we and the lender of the mortgage loan collateralized by such property, agreed to modify certain terms of the mortgage loan. The lender of the mortgage loan agreed to release the property as collateral for the mortgage loan in consideration of the establishment of an escrow, for the benefit of the lender, in the amount of approximately $28.7 million. The escrow is comprised of funds to be used to repay the full outstanding principal balance of the mortgage loan as well as interest payments through January 3, 2005. On January 3, 2005, the funds held in escrow were released to the lender. The escrow funds of approximately $28.7 million are included in restricted cash on our balance sheet at December 31, 2004.

     In conjunction with the sale of real estate during the year ended December 31, 2004, we paid off approximately $279.8 million of mortgage debt, resulting in a loss on early debt retirement of approximately $2.0 million comprised primarily of the write-off of unamortized deferred financing costs, partially offset by the forgiveness of debt.

     Property loans are collateralized by deeds of trust or mortgages on properties and mature on various dates between January 2005 and December 2014.

     Hedging Activities

     At December 31, 2004 and 2003, we had outstanding interest rate swap contracts in the notional amount of $150.0 million, bearing a weighted average interest rate of 6.02% and maturing on March 15, 2008. In addition, at December 31, 2003, we had outstanding interest rate swap contracts in the notional amount of $500.0 million, bearing a weighted average interest rate of 2.61% plus various spreads and maturing between July 1, 2005 and January 1, 2006. For the year ended December 31, 2004, we recorded unrealized derivative gains, related to interest rate swap contracts, through other comprehensive income of approximately $13.2 million. For the years ended December 31, 2003 and 2002, we recorded unrealized derivative losses, related to interest rate swap contracts, through other comprehensive income of approximately $4.3 million and $15.2 million, respectively. Due to the pay off and retirement of certain amounts of variable rate debt during the year ended December 31, 2004, and due to the anticipated pay off and retirement of certain variable rate debt in the future, we de-designated interest rate swap contracts in the notional amount of $375.0 million. In December 2004, we settled $500.0 million of interest rate swap contracts. As a result of the settlement of $500.0 million of interest rate swap contracts, we realized a derivative gain of approximately $1.1 million for the year ended December 31, 2004. At December 31, 2004, the debt hedged by the remaining interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $9.2 million and $20.3 million at December 31, 2004 and 2003, respectively. We expect to amortize approximately $5.5 million from other comprehensive income into earnings within the next twelve months.

     In June 2002, we entered into interest rate cap contracts that expired in June 2004 on $120.0 million of our variable rate debt, which limited the underlying LIBOR interest rate on such debt to 6.50%. At December 31, 2003, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above at December 31, 2003, we entered into an interest rate cap contract that expired in April 2004 on approximately $584.7 million of our variable rate debt, which limited the underlying LIBOR rate on such debt to 11.01%. At December 31, 2003, the fair value of this interest rate cap contract was nominal.

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

     Unconsolidated Joint Venture Mortgage Debt

     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method of accounting. At December 31, 2004 and 2003, our pro rata share of this debt amounted to approximately $420.2 million and $232.7 million, in the aggregate, respectively.

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

     In August 2004, Main Street Partners, L.P. repaid and retired the mezzanine loan on Bank One Center. The mezzanine loan had a principal balance of approximately $19.1 million, bore interest at a variable rate of 11.9% and was scheduled to mature in December 2004. Main Street Partners, L.P. recorded a loss on early debt retirement of approximately $0.1 million comprised of the write off of unamortized deferred financing costs.

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

     Principal Repayments

     The table below segregates debt repayments between loans collateralized by our office properties and our other loans.

     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

	Total Debt(1)
	Office	Other	Total
	(dollars in thousands)
Principal repayments due in:
Balance of 2005	$22,253	$28,874	$51,127
2006	429,286	386	429,672
2007	95,814	272	96,086
2008	512,347	276	512,623
2009	14,876	295	15,171
Subsequent to 2009	949,479	15,124	964,603

Total	$2,024,055	$45,227	$2,069,282

Weighted average interest rate at December 31, 2004	6.31%	6.43%	6.32%

Weighted average term to maturity (in years)	5.2	2.5	5.1

Percentage of fixed rate debt including variable rate debt subject to interest rate caps and interest rate swap contracts	100.0%	100.0%	100.0%

(1)	Excludes unsecured credit facility.

Dividends

     On March 10, 2004, we declared a quarterly dividend of $0.20 per share of common stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. On June 14, 2004, we declared a quarterly dividend of $0.20 per share of common stock, payable on July 15, 2004, to the holders of record at the close of business on June 30, 2004. On September 14, 2004, we declared a quarterly dividend of $0.20 per share of common stock, payable on October 15, 2004, to the holders of record at the close of business on September 30, 2004. On December 10, 2004, we declared a quarterly dividend of $0.20 per share of common stock, payable on January 15, 2005, to the holders of record at the close of business on December 31, 2004. The aggregate amount of dividends paid on April 15, 2004, July 15, 2004, October 15, 2004, and January 15, 2005 totaled approximately $30.5 million, $30.5 million, $30.5 million, and $30.6 million, respectively.

     On March 10, 2004, we declared an aggregate dividend of approximately $0.005 million for the Class F convertible stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. We accrued an additional $0.001 dividend for the Class F convertible stock on March 31, 2004, June 30, 2004, September 30, 2004, and December 31, 2004, respectively.

     On March 10, 2004, we declared an aggregate dividend of approximately $0.6 million for the special voting stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004, and accrued an additional $0.7 million dividend for the special voting stock. On June 14, 2004, we declared an aggregate dividend of approximately $0.6 million for the special voting stock, payable on July 15, 2004, to the holders of record at the close of business on June 30, 2004, and accrued an additional $0.6 million dividend for the special voting stock. On September 14, 2004, we declared an aggregate dividend of approximately $1.7 million for the special voting stock, payable on October 15, 2004, of which, approximately $0.3 million had been previously accrued, to the holders of record at the close of business on September 30, 2004. On December 10, 2004, we declared an aggregate dividend of approximately $1.8 million for the special voting stock, payable on January 15, 2005, of which approximately $0.9 million had been previously accrued to the holders of record at the close of business on December 31, 2004.

     For federal income tax purposes, 84.1% of the dividends paid to common stockholders in 2004 represents ordinary income. Approximately 21.0% of the ordinary dividend income is treated as qualified dividends. Approximately 15.9% of the dividends paid to common stockholders in 2004 represents return of capital. The Alternative Minimum Tax adjustments apportioned to the common stockholders in 2004 is $(0.13) per share.

Provision for Loss on Real Estate

     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas (“Trizec Plaza of the Americas, L.P.”). Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P, we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.8 million, resulting in a net loss on disposition of real estate of approximately $20.8 million. In conjunction with the sale of our 50% interest in Plaza of the Americas, we determined that the fair value of Plaza of the Americas, based upon the contract price, was less than our carrying value of such asset. Accordingly, we recognized a provision for loss on real estate of approximately $12.7 million related to our 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

Provision for Loss and Recovery of Provision for Loss on Discontinued Real Estate

     As part of the periodic assessment of our real estate properties relative to both the extent to which such assets are consistent with our long-term real estate investment objectives and the performance and prospects of each asset, we determined in the second quarter of 2004 that our investments in seven real estate properties were impaired. Given our strategy focused on owning core real estate in our seven core markets, we reduced our anticipated recovery period of certain of our remaining non-core assets. As a result of the reduction in the anticipated holding period, together with a reassessment of the anticipated future operating income of such non-core real estate properties and the effects of new competition and demand for the properties, we determined that our investments in the Borden Building, Park Central I, 1333 Main Street, Lakeside Centre, New Market Business Park, Bank of America – Columbia and Williams Center I & II were impaired. In accordance with SFAS No. 144, we recorded a provision for loss on discontinued real estate in the aggregate amount of approximately $78.3 million in the second quarter of 2004 to reduce the book value of such non-core assets to their estimated fair values. During the third quarter of 2004, we entered into agreements to sell Lakeside Centre, New Market Business Park and Bank of America- Columbia at sales prices in excess of previous expectations. In accordance with SFAS No. 144, we reduced our provision for loss on discontinued real estate in the aggregate amount of approximately $9.6 million to increase the book values of Lakeside Centre, New Market Business Park and Bank of America – Columbia to their fair values based upon established contract prices, less estimated costs to sell.

     During the second quarter of 2004, internal valuations indicated that the value of Gateway Center, located in Pittsburgh, Pennsylvania, had declined. Accordingly, a provision for loss on real estate in the amount of approximately $40.3 million was recorded in the second quarter of 2004. Gateway Center was encumbered by a mortgage loan in the principal amount of approximately $39.8 million. In August 2004, we received a notice of default related to the debt service from the lender of the mortgage loan on Gateway Center. In September 2004, we and the lender of the mortgage loan on Gateway Center agreed to modify certain terms of such mortgage loan primarily to reduce the yield maintenance penalty upon prepayment of the mortgage loan, as well as to allow the lender of the mortgage loan to participate in sales proceeds in excess of certain debt repayment and debt repayment costs upon the sale of Gateway Center. In conjunction with this loan modification, the lender of the mortgage loan granted a forbearance with respect to any default by us under the terms of the mortgage loan prior to modification. If we default on any of the terms of the loan modification, the forbearance becomes null and void and the lender of the mortgage loan is entitled to exercise all of its rights and remedies under the original mortgage loan, including acceleration of the payment of the mortgage loan in full.

Market Risk – Quantitative and Qualitative Information

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At December 31, 2004, approximately 95.1%, or approximately $2.1 billion, of our outstanding debt had fixed interest rates (including variable rate debt subject to interest rate caps and interest rate swap agreements), which minimizes the interest rate risk until the maturity of such outstanding debt.

     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At December 31, 2004, we had hedge contracts totaling $150.0 million. Hedge contracts totaling $150.0 million convert variable rate debt at LIBOR plus various spreads to a fixed rate of 6.02% and mature on March 15, 2008. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense in unhedged variable rate debt, which, in turn, could affect cash flows and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

     At December 31, 2004, our total outstanding debt was approximately $2.2 billion, of which approximately $108.8 million (exclusive of debt subject to interest rate caps) was variable rate debt after the impact of the hedge agreements. At December 31, 2004, the average interest rate on variable rate debt was approximately 3.87%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 39 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.4 million annually. If market rates of interest increase by 10%, the fair value of the total debt outstanding would decrease by approximately $46.0 million.

     Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10% (or approximately 39 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $0.4 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $47.6 million.

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

     In connection with the corporate reorganization, we have agreed to provide shared services to TrizecHahn and therefore continue to provide certain services to assist TrizecHahn in fulfilling its public disclosure obligations and conducting investor, media and public relations. TrizecHahn has agreed to and continues to provide accounting services in conjunction with the corporate reorganization. For the years ended December 31, 2004 and 2003, we have recorded other income of approximately $0.1 million and $0.4 million, respectively, for such services provided to TrizecHahn. In addition, we have recorded general and administrative expense for the years ended December 31, 2004 and 2003, of approximately $0.4 million and $0.5 million, respectively, for such services provided to us. At December 31, 2004, we had a receivable balance of approximately $0.5 million and a payable balance of approximately $0.5 million related to such services. At December 31, 2003, we had a receivable balance of approximately $0.4 million and a payable balance of approximately $0.5 million related to such services.

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

     On October 9, 2003, 4172352 Canada, Inc., an affiliate of Trizec Canada Inc., contributed approximately $4.0 million to us in exchange for preferred membership units in an entity that held a 91.5% interest in the Hollywood & Highland Hotel. The holders of the preferred membership units were entitled to an initial dividend of 8% per annum, increasing to 12% per annum, as well as any unrecovered capital contribution at the time of liquidation. On February 27, 2004, we sold the Hollywood & Highland Hotel. We remitted approximately $4.8 million to 4172352 Canada, Inc. in full satisfaction of any outstanding dividends and unrecovered capital contributions.

     In December 2004, we sold 110 William Street, located in New York, New York, to an affiliate of Swig Investment Company, one of our joint venture partners, for a net sale price of approximately $158.5 million.

Gain Contingencies

     In September 2004, we and the Los Angeles County Assessor’s Office presented to the Los Angeles County Assessment Appeals Board a written stipulation agreeing to the base year value in 2000, and the 2001, 2002, 2003 and 2004 assessed values of the Hollywood & Highland Complex, located in Los Angeles, California. The stipulation provided for substantial reductions in the assessed value of the Hollywood & Highland Complex for all years. The Los Angeles County Assessment Appeals Board approved the stipulation and adopted the values as set forth in the stipulation, which will result in a real estate tax refund. We will recognize this real estate tax refund in the period it is received.

     Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza, located in New York, New York, that was damaged in 2001. Total remediation and improvement costs were approximately $19.1 million. Through December 31, 2004, we have received approximately $12.1 million in insurance proceeds related to this incident. We have filed a claim for additional proceeds of approximately $7.0 million; however, we cannot provide assurance that we will be successful in collecting the additional proceeds. We will recognize the additional proceeds, if any, in the period received.

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

Newly Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and also supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related implementation guidance. SFAS No. 123(R) requires that compensation cost is measured as the fair value of the stock option at the date of grant, eliminates the alternative to use the intrinsic value method of accounting prescribed in APB No. 25, and clarifies and expands the guidance of SFAS No. 123 in several areas. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the effective date and the cumulative effect of initially applying SFAS No. 123(R), if any, is to be recognized as of the required effective date. We will adopt SFAS No. 123(R) commencing as of July 1, 2005 using the modified prospective application method. We do not expect the requirements of SFAS No. 123(R) to have a material impact on results of operations, financial position or liquidity.

Inflation

     Substantially all of our leases provide for separate property tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases.

Funds from Operations

     Funds from operations is a non-GAAP financial measure. Funds from operations is defined by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, as net income, computed in accordance with accounting principles generally accepted in the United States, or GAAP, excluding gains or losses from sales of properties and cumulative effect of a change in accounting principle, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Effective as of the fourth quarter of 2003, we adopted the NAREIT calculation of funds from operations. Prior to our adoption of the NAREIT methodology for calculating funds from operations, we historically excluded certain items in calculating funds from operations, such as gain on lawsuit settlement, gain on early debt retirement, minority interest, recovery on insurance claims, effects of provision for loss on real estate and loss on and provision for loss on investments, net of the tax benefit, that are required to be factored into the calculation of funds from operations under the NAREIT methodology. We have revised our historical calculation of funds from operations in accordance with the NAREIT calculation in the table set forth below. Therefore, prior year amounts also reflect the revised guidance.

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

     The following table sets forth the reconciliation of funds from operations to net income available to common stockholders for the years ended December 31, 2004, 2003 and 2002:

	For the years ended December 31
	2004	2003	2002
	(dollars in thousands)
Net income (loss) available to common stockholders	$96,489	$198,527	$(188,783)

Add/(deduct):
Gain on disposition of real estate, net	(7,358)	(11,351)	(2,996)
Gain on disposition of discontinued real estate, net	(125,508)	(58,834)	(14,716)
Gain on disposition of real estate from unconsolidated real estate joint ventures	(704)	(230)	—
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	178,847	202,490	190,397
Cumulative effect of a change in accounting principle	—	3,845	—

Funds from operations available to common stockholders	$141,766	$334,447	$(16,098)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Market Risk – Quantitative and Qualitative Information”.

Item 8. Financial Statements and Supplementary Data

     See “Index to Financial Statements” on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.      Directors and Executive Officers of the Registrant

     Information relating to our executive officers, directors and nominees for director is incorporated by reference to “Proposal 1 – Election of Directors” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be held on May 19, 2005. Information concerning compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement. Information relating to the audit committee of our board of directors and our audit committee financial expert is incorporated by reference to “Committees of the Board of Directors – Audit Committee” in the 2005 Proxy Statement.

     Our board of directors has adopted a Code of Business Conduct and Ethics, applicable to all employees and directors of Trizec. This Code also applies to our senior financial executives, including our Chief Executive Officer and our Chief Financial Officer (who is both our principal financial and principal accounting officer). The Code of Business Conduct and Ethics is posted on our website at www.trz.com under the headings “Investors – Corporate Governance”. We will also provide a print copy of the Code to any stockholder upon request. We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for senior financial executives, on our website at www.trz.com.

Item 11.      Executive Compensation

     Information relating to executive compensation is set forth under the captions “Compensation of Directors and Executive Officers”, “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

     Information relating to ownership of our common stock by certain persons is set forth under the caption “Stock Ownership Information” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

     Information relating to existing or proposed relationships or transactions between us and any of our affiliates is set forth under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services

     Information relating to the fees and services provided by our principal accountant and our audit committee’s pre-approval policies and procedures is set forth under the caption “Proposal 2 – Ratification of Re-Appointment of Independent Auditor – Audit and Non-Audit Fees of PricewaterhouseCoopers LLP” in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

(1)	See “Index to Financial Statements” on page F-1 of this Form 10-K.

(2)	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIZEC PROPERTIES, INC.

Date: March 10, 2005

	By:	/s/ Timothy H. Callahan

Timothy H. Callahan
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 10, 2005	/s/ Timothy H. Callahan

Timothy H. Callahan President, Chief Executive Officer and Director (Principal executive officer)

/s/ Michael C. Colleran

Michael C. Colleran Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

/s/ Peter Munk

Peter Munk Chairman of the Board of Directors

/s/ L. Jay Cross

L. Jay Cross Director

/s/ Brian Mulroney

Brian Mulroney Director

/s/ James J. O’Connor

James J. O’Connor Director

/s/ Glenn Rufrano

Glenn Rufrano Director

/s/ Richard Thomson

Richard Thomson Director

/s/ Polyvios Vintiadis

Polyvios Vintiadis Director

/s/ Stephen Volk

Stephen Volk Director

INDEX OF EXHIBITS

Exhibit
Number	Description
2.1	Arrangement Agreement dated as of March 8, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc. (incorporated by reference to Exhibit 2.1 to Trizec Properties, Inc.’s Registration Statement on Form S-11, File No. 333-84878).

2.2	Arrangement Agreement Amending Agreement dated as of April 23, 2002 by and among TrizecHahn Corporation, Trizec Canada Inc., 4007069 Canada Inc. and Trizec Properties, Inc. (incorporated by reference to Exhibit 2.2 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.1	Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on February 11, 2002 (incorporated by reference to Exhibit 3.1 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on April 29, 2002 (incorporated by reference to Exhibit 4.4 to Trizec Properties, Inc.’s Registration Statement on Form S-8, File No. 333-87548).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Trizec Properties, Inc., filed on May 20, 2004 (incorporated by reference to Exhibit 3.1 of Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2004).

3.4	Amended and Restated Bylaws of Trizec Properties, Inc. (incorporated by reference to Exhibit 3.3 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.1	Specimen of Common Stock Certificates (incorporated by reference to Exhibit 4.1 to Trizec Properties, Inc.’s Registration Statement on Form 10 (File No. 001-16765)).

4.2	Form of Exchange Certificates (incorporated by reference to Exhibit 4.2 to Trizec Properties, Inc.’s Registration Statement on Form 10 (File No. 001-16765)).

4.3	Form of Custody Agreement relating to the Exchange Certificates (incorporated by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.1	Contribution Agreement, dated as of December 22, 2004, by and between Trizec Properties, Inc. and Trizec Holdings Operating LLC (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated December 22, 2004).

10.2	Assignment and Assumption Agreement, dated as of December 22, 2004, by and between Trizec Properties, Inc. and Trizec Holdings Operating LLC (incorporated by reference to Exhibit 10.2 of Trizec Properties, Inc.’s Current Report on Form 8-K dated December 22, 2004).

10.3	Limited Liability Company Agreement of Trizec Holdings Operating LLC, dated as of December 22, 2004 (incorporated by reference to Exhibit 10.3 of Trizec Properties, Inc.’s Current Report on Form 8-K dated December 22, 2004).

10.4	Credit Agreement, dated as of June 29, 2004, among Trizec Properties, Inc. and Trizec Holdings, Inc., as Borrowers, the Lenders party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2004).

Exhibit
Number	Description
10.5	Joinder Agreement, dated as of December 22, 2004, by Trizec Holdings Operating LLC (relating to the Credit Agreement referenced as Exhibit 10.4 above) (incorporated by reference to Exhibit 10.4 of Trizec Properties, Inc.’s Current Report on Form 8-K dated December 22, 2004).

10.6	Loan Agreement dated as of May 17, 2001 between Secore Financial Corporation, as lender, and certain subsidiaries of Trizec Properties, Inc. named on the signature page thereof, as borrowers and guarantors (incorporated by reference to Exhibit 10.14 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.7	Canadian Tax Cooperation Agreement dated as of May 8, 2002 between TrizecHahn Office Properties Ltd. and Trizec Properties, Inc. (incorporated by reference to Exhibit 10.15 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.8*	Employment Agreement, dated as of August 14, 2002, between Timothy H. Callahan and Trizec Properties, Inc. (incorporated by reference to Exhibit 10.1 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.9*	Employment Agreement, dated as of January 4, 2005, by and between Trizec Properties, Inc. and Brian Lipson (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated January 4, 2005).

10.10*	Employment Agreement, dated as of January 4, 2005, by and between Trizec Properties, Inc. and Michael Colleran (incorporated by reference to Exhibit 10.2 of Trizec Properties, Inc.’s Current Report on Form 8-K dated January 4, 2005).

10.11*	Employment Agreement, dated as of January 4, 2005, by and between Trizec Properties, Inc. and William Tresham (incorporated by reference to Exhibit 10.3 of Trizec Properties, Inc.’s Current Report on Form 8-K dated January 4, 2005).

10.12†*	Employment Arrangement Letter, dated as of February 13, 2003, by and between Trizec Properties, Inc. and Ted Jadwin.

10.13*	Resignation Agreement, dated as of September 17, 2004, by and between Trizec Properties, Inc. and Casey R. Wold (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated September 17, 2004).

10.14a*	Form of Bonus Restricted Stock Rights Agreement under the Trizec Properties, Inc. 2003 Long-Term Incentive Plan (as amended and restated effective May 29, 2003) (incorporated by reference to Exhibit 10.1 to Trizec Properties, Inc.’s Current Report on Form 8-K dated February 18, 2005).

10.14b*	Form of Long-Term Incentive Restricted Stock Rights Award Agreement under the Trizec Properties, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Trizec Properties, Inc.’s Current Report on Form 8-K dated February 18, 2005).

10.15*	Cancellation of Employment and Mutual Release Agreement dated January 17, 2003 between Lee Wagman and Trizec Properties, Inc. (incorporated by reference to Exhibit 10.12 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.16*	Trizec Deferred Compensation Plan and Trust Agreement (incorporated by reference to Exhibit 10.5 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.17*	TrizecHahn Developments Inc. Deferred Compensation Plan and Trust Agreement (incorporated by reference to Exhibit 10.6 to Trizec Properties, Inc.’s Registration Statement on Form 10, File No. 001-16765).

10.18*	Trizec Properties, Inc. 2002 Long Term Incentive Plan (formerly known as the Trizec Properties, Inc. 2002 Stock Option Plan) (Amended and Restated effective May 29, 2003) (incorporated by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, File No. 333-87548).

Exhibit
Number	Description
10.19†*	First Amendment, dated as of December 10, 2004, to Trizec Properties, Inc. 2002 Long Term Incentive Plan (amended and restated effective May 29, 2003)

10.20*	Trizec Properties, Inc. 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Registration Statement on Form S-8, File No. 333-106514).

10.21*	Trizec Properties, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 of Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.22*	Amendment, dated May 4, 2004, to Trizec Properties, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

10.23†*	Second Amendment, dated as of August 3, 2004, to Trizec Properties, Inc. Deferred Compensation Plan.

10.24*	Trizec Properties, Inc. 2004 Long-Term Outperformance Compensation Program under the Trizec Properties, Inc. 2002 Long-Term Incentive Plan (which includes a form of award agreement as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated October 21, 2004).

10.25*	Trizec Properties, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

10.26†*	First Amendment, dated as of August 3, 2004, to Trizec Properties, Inc. Non-Employee Directors Deferred Compensation Plan.

10.27†*	2004 Non-Employee Director Fees and Other Compensation.

10.28†*	2004 Compensation for Named Executive Officers.

12.1†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21.1†	Subsidiaries of Trizec Properties, Inc.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1†	Section 1350 Certification of the Chief Executive Officer.

32.2†	Section 1350 Certification of the Chief Financial Officer.

†	Filed herewith.

*	Denotes a management contract or compensatory plan, contract or arrangement.

          The Corporation is providing financial statements for TrizecHahn Hollywood Hotel LLC (“Hollywood Hotel”) for the year ended December 31, 2002 for the purpose of complying with Rule 3-09 of Securities and Exchange Commission Regulation S-X. The Corporation has determined that Hollywood Hotel was a significant subsidiary for the year ended December 31, 2002 as the Corporation’s equity in the income from continuing operations before income taxes, extraordinary items and cumulative effect of a change in accounting principle of Hollywood Hotel exceeded 20% of such income of the Corporation for such periods.

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Trizec Properties, Inc.

We have completed an integrated audit of Trizec Properties, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of Trizec Properties, Inc. and its subsidiaries (the “Corporation”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Corporation, on January 1, 2003 adopted the provisions of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”; on July 1, 2003 adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”; and on December 31, 2003 adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities – an interpretation of ARB 51.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Corporation maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Chicago, Illinois
March 10, 2005

Trizec Properties, Inc.	Consolidated Balance Sheets at December 31, 2004 and 2003

	December 31	December 31
$ in thousands, except per share amounts	2004	2003

Assets
Real estate	$4,339,983	$4,915,942
Less: accumulated depreciation	(618,864)	(642,627)

Real estate, net	3,721,119	4,273,315
Cash and cash equivalents	194,265	129,299
Escrows and restricted cash	83,789	72,862
Investment in unconsolidated real estate joint ventures	119,641	231,185
Office tenant receivables (net of allowance for doubtful accounts of $6,677 and $7,096 at December 31, 2004 and December 31, 2003, respectively)	9,306	9,887
Deferred rent receivables (net of allowance for doubtful accounts of $831 and $1,517 at December 31, 2004 and December 31, 2003, respectively)	137,561	148,847
Other receivables (net of allowance for doubtful accounts of $2,473 and $10,243 at December 31, 2004 and December 31, 2003, respectively)	9,914	18,687
Deferred charges (net of accumulated amortization of $68,948 and $76,063, respectively)	110,699	121,842
Prepaid expenses and other assets	139,118	120,805

Total Assets	$4,525,412	$5,126,729

Liabilities and Stockholders’ Equity

Liabilities
Mortgage debt and other loans	$2,069,282	$2,866,975
Unsecured credit facility	150,000	—
Trade, construction and tenant improvements payables	25,386	17,306
Accrued interest expense	8,116	9,092
Accrued operating expenses and property taxes	86,713	95,961
Other accrued liabilities	135,201	87,519
Dividends payable	32,407	31,567
Taxes payable	51,406	42,352

Total Liabilities	2,558,511	3,150,772

Commitments and Contingencies	—	—

Minority Interest	7,348	10,287

Special Voting and Class F Convertible Stock	200	200

Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, none issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, $0.01 par value, 152,164,471 and 151,058,491 issued at December 31, 2004 and December 31, 2003, respectively, and 152,132,857 and 151,040,480 outstanding at December 31, 2004 and December 31, 2003, respectively	1,521	1,510
Additional paid in capital	2,211,545	2,193,728
Accumulated deficit	(232,965)	(207,395)
Treasury stock, at cost, 31,614 and 18,011 shares at December 31, 2004 and December 31, 2003, respectively	(415)	(237)
Unearned compensation	(798)	(1,267)
Accumulated other comprehensive loss	(19,535)	(20,869)

Total Stockholders’ Equity	1,959,353	1,965,470

Total Liabilities and Stockholders’ Equity	$4,525,412	$5,126,729

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations

	For the years ended December 31
$ in thousands, except share and per share amounts	2004	2003	2002

Revenues
Rentals	$497,666	$499,769	$508,944
Recoveries from tenants	101,340	100,824	99,763
Parking and other	102,083	100,172	103,428
Fee income	11,048	10,706	9,771

Total Revenues	712,137	711,471	721,906

Expenses
Operating	244,598	260,337	252,102
Property taxes	77,413	80,090	78,520
General and administrative, exclusive of stock option grant expense	38,456	39,304	44,935
Depreciation and amortization	145,290	135,987	130,183
Stock option grant expense	1,303	1,054	5,214
Reorganization recovery	—	—	(3,260)
Provision for loss on real estate	12,749	—	—
Loss on and provision for loss on investment	14,558	15,491	60,784

Total Expenses	534,367	532,263	568,478

Operating Income	177,770	179,208	153,428

Other Income (Expense)
Interest and other income	5,403	7,398	6,067
Foreign currency exchange gain	3,340	—	—
(Loss) Gain on early debt retirement	(7,032)	2,262	—
Recovery on insurance claims	739	6,673	3,800
Interest expense	(146,584)	(150,622)	(150,863)
Derivative gain	1,073	—	—
Lawsuit settlement	3,676	26,659	—

Total Other Expense	(139,385)	(107,630)	(140,996)

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate, Net and Cumulative Effect of a Change in Accounting Principle	38,385	71,578	12,432
(Provision) Benefit for income and other corporate taxes, net	(4,379)	41,777	(4,896)
Minority interest	(1,834)	(1,626)	1,766
Income from unconsolidated real estate joint ventures including provision for loss on investment ($58,880 for 2002)	15,243	23,336	(47,631)

Income (Loss) from Continuing Operations	47,415	135,065	(38,329)

Discontinued Operations
Income from discontinued operations (net of provision for loss on discontinued real estate of $108,988, $18,164, and $209,237 for 2004, 2003, and 2002, respectively)	(78,968)	2,348	(167,300)
Gain on disposition of discontinued real estate, net	125,508	58,834	14,716

Income (Loss) Before Gain on Disposition of Real Estate, Net, and Cumulative Effect of a Change in Accounting Principle	93,955	196,247	(190,913)
Gain on disposition of real estate, net	7,358	11,351	2,996

Income (Loss) before Cumulative Effect of a Change in Accounting Principle	101,313	207,598	(187,917)
Cumulative effect of a change in accounting principle	—	(3,845)	—

Net Income (Loss)	101,313	203,753	(187,917)

Special voting and Class F convertible stockholders’ dividends	(4,824)	(5,226)	(866)

Net Income (Loss) Available to Common Stockholders	$96,489	$198,527	$(188,783)

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (Continued)

	For the years ended December 31
$ in thousands, except share and per share amounts	2004	2003	2002

			Pro forma

Earnings per common share
Income (Loss) from Continuing Operations Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.33	$0.94	$(0.24)
Diluted	$0.33	$0.94	$(0.24)

Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.64	$1.32	$(1.26)
Diluted	$0.63	$1.32	$(1.26)

Weighted average shares outstanding
Basic	151,596,514	150,005,663	149,477,187
Diluted	153,109,854	150,453,281	149,477,187

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31
$ in thousands	2004	2003	2002

Net income (loss)	$101,313	$203,753	$(187,917)

Other comprehensive income (loss):
Unrealized gains (losses) on investments in securities:
Unrealized foreign currency exchange gains arising during the period	188	259	26
Unrealized holding losses arising during the period	—	—	(11,786)
Realized losses on investment in securities	—	—	11,786
Unrealized foreign currency exchange (losses) gains on foreign operations	(260)	2,643	943
Realized foreign currency exchange gain on foreign operations	(3,340)	—	—
Unrealized derivative gains (losses):
Effective portion of interest rate contracts	13,187	(4,256)	(15,229)
Ineffective portion of interest rate contracts	317	—	—
Settlement of forward rate contract	(8,758)	(3,437)	—

Total other comprehensive income (loss)	1,334	(4,791)	(14,260)

Net comprehensive income (loss)	$102,647	$198,962	$(202,177)

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Changes in Stockholders’ Equity

											Accumulated
	Series B Convertible		Class C Convertible				Additional	(Deficit)			Other
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Retained	Treasury	Unearned	Comprehensive
	$	Shares	$	Shares	$	Shares	Capital	Earnings	Stock	Compensation	Income (Loss)	Total
Balance at December 31, 2001	$1,100,000	1,100,000	$414,154	376,504	$382	38,220,000	$922,844	$6,514	$—	$(6,701)	$(1,818)	$2,435,375
Net loss	—	—	—	—	—	—	—	(187,917)	—	—	—	(187,917)
Dividends	—	—	—	—	—	—	—	(104,079)	—	—	—	(104,079)
Amortization of escrowed share grants	—	—	—	—	—	—	—	—	—	3,865	—	3,865
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(14,260)	(14,260)
TREHI Settlement of advances from parent		—	—	—	—	—	236,619	—	—	—	—	236,619
Issuance of shares as consideration for net Trizec R & E Holdings, Inc. (TREHI) assets received		—	296,627	269,661	—	30,317	(296,627)	—	—	—	—	—
Conversion to Common Stock	(1,100,000)	(1,100,000)	(769,344)	(699,404)	1,000	99,982,556	1,868,344	—	—	—	—	—
Issuance of shares under recapitalization plan stock split	—	—	—	—	116	11,616,637	(117)	—	—	—	—	(1)
Issuance of shares as consideration for Chelsfield plc stock received	—	—	54,263	49,330	—	—	—	—	—	—	—	54,263
Issuance of shares upon exercise of warrants and stock options	—	—	—	—	2	183,800	2,635	—	—	—	—	2,637
Issuance of shares as consideration for investment in Borealis received	—	—	4,300	3,909	—	—	—	—	—	—	—	4,300
Intrinsic value of stock option grant	—	—	—	—	—	—	6,011	—	—	(6,011)	—	—
Option expense for vested options	—	—	—	—	—	—	—	—	—	5,214	—	5,214
Preferred and Common Stock dividends in excess of available retained earnings	—	—	—	—	—	—	(579,378)	—	—	—		(579,378)
Deemed equity contribution on repayment of advances to parent	—	—	—	—	—	—	22,113	—	—	—	—	22,113
Deemed distribution on acquisition of 151 Front Street	—	—	—	—	—	—	(486)	—	—	—	—	(486)
Treasury shares	—	—	—	—	—	(3,646)	—	—	(40)	40	—	—

Balance at December 31, 2002	$—	—	$—	—	$1,500	150,029,664	$2,181,958	$(285,482)	$(40)	$(3,593)	$(16,078)	$1,878,265
Net Income	—	—	—	—	—	—	—	203,753	—	—	—	203,753
Dividends	—	—	—	—	—	—	—	(125,666)	—	—	—	(125,666)
Amortization of escrowed share grants	—	—	—	—	—	—	—	—	—	2,598	—	2,598
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(4,791)	(4,791)
Issuance of restricted stock	—	—	—	—	3	345,000	3,785	—	—	(3,788)	—	—
Cancellation of restricted stock	—	—	—	—	(2)	(233,000)	(2,302)	—	—	2,304	—	—
Amortization of restricted stock	—	—	—	—	—	—	—	—	—	379	—	379
Issuance of shares upon exercise of warrants and stock options	—	—	—	—	9	877,256	9,961	—	—	—	—	9,970
Issuance of shares, ESPP	—	—	—	—	—	35,925	445	—	—	—	—	445
Intrinsic value option expense for vested options	—	—	—	—	—	—	—	—	—	402	—	402
Fair value option expense	—	—	—	—	—	—	652	—	—	—	—	652
Forfeiture of stock options	—	—	—	—	—	—	(234)	—	—	234	—	—
Deemed equity contribution on repayment of advances to parent	—	—	—	—	—	—	(537)	—	—	—	—	(537)
Treasury shares	—	—	—	—	—	(14,365)	—	—	(197)	197	—	—

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Changes in Stockholders’ Equity (Continued)

											Accumulated
	Series B Convertible		Class C Convertible				Additional	(Deficit)			Other
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Retained	Treasury	Unearned	Comprehensive
	$	Shares	$	Shares	$	Shares	Capital	Earnings	Stock	Compensation	Income (Loss)	Total
Balance at December 31, 2003	$—	—	$—	—	$1,510	151,040,480	$2,193,728	$(207,395)	$(237)	$(1,267)	$(20,869)	$1,965,470
Net income	—	—	—	—	—	—	—	101,313	—	—	—	101,313
Dividends	—	—	—	—	—	—	—	(126,883)	—	—	—	(126,883)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1,334	1,334
Cancellation of restricted stock	—	—	—	—	—	—	—	—	(91)	91	—	—
Amortization of restricted stock and units	—	—	—	—	—	—	2,448	—	—	221	—	2,669
Issuance of shares upon exercise of warrants and stock options	—	—	—	—	10	1,013,549	12,802	—	—	—	—	12,812
Issuance of shares, ESPP	—	—	—	—	1	92,431	1,331	—	—	—	—	1,332
Intrinsic value option expense for vested options	—	—	—	—	—	—	—	—	—	103	—	103
Fair value option expense	—	—	—	—	—	—	1,200	—	—	—	—	1,200
Forfeiture of stock options	—	—	—	—	—	—	(54)	—	—	54	—	—
Amortization of outperformance plan	—	—	—	—	—	—	90	—	—	—	—	90
Treasury shares	—	—	—	—	—	(13,603)	—	—	(87)	—	—	(87)

Balance at December 31, 2004	$—	—	$—	—	$1,521	152,132,857	$2,211,545	$(232,965)	$(415)	$(798)	$(19,535)	$1,959,353

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows

	For the years ended December 31
$ in thousands	2004	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$101,313	$203,753	$(187,917)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from unconsolidated real estate joint ventures including provision for loss on investments ($58,880 for 2002)	(15,243)	(23,336)	47,631
Distributions from unconsolidated real estate joint ventures	15,243	21,660	—
Depreciation and amortization expense (including discontinued operations)	166,008	186,056	175,889
Amortization of financing costs	7,293	9,464	8,355
Amortization of value of acquired operating leases to rental revenue	(949)	—	—
Provision for bad debt	4,845	14,336	12,222
Gain on disposition of real estate (including discontinued operations)	(132,866)	(70,185)	(7,930)
Minority interest	1,834	1,626	(1,766)
Derivative gain	(1,073)	—	—
Amortization of equity compensation	2,759	2,977	3,865
Provision for loss on real estate	121,737	18,164	199,455
Loss on and provision for loss on investment	14,558	15,491	60,784
Foreign currency exchange gain	(3,340)	—	—
Loss (gain) on early debt retirement	7,032	(2,262)	—
Compensation charge for net settlement of warrants	—	2,080	—
Lawsuit settlement	(94)	(26,659)	—
Stock option grant expense	1,303	1,054	5,214
Reorganization recovery	—	—	(3,260)
Cumulative effect of a change in accounting principle	—	3,845	—
Changes in assets and liabilities:
Escrows and restricted cash	3,787	4,637	(17,160)
Office tenant receivables	(3,133)	4,891	(3,778)
Other receivables	9,142	3,471	7,374
Deferred rent receivables	(18,952)	(28,336)	(36,719)
Prepaid expenses and other assets	23,737	(36,287)	(28,108)
Accounts payable, accrued liabilities and other liabilities	(16,261)	(56,790)	(21,032)

Net cash provided by operating activities	288,680	249,650	213,119

Cash Flows from Investing Activities
Real estate:
Tenant improvements and capital expenditures	(96,509)	(88,844)	(84,220)
Tenant leasing costs	(32,295)	(26,341)	(25,315)
Acquisitions	(493,428)	—	(68,517)
Dispositions	959,868	573,713	148,974
Development expenditures	—	(903)	(74,405)
Redemption of minority interest units	(499)	—	(118)
Disposition of investments	—	—	80,423
Payment of minority interest	(4,660)	—	—
Contribution from minority interest	1,011	—	—
Cash from consolidation of joint venture	—	9,659	—
Escrows and restricted cash	14,031	(30,701)	(1,458)
Escrows and restricted cash from consolidation of joint venture	—	2,594	—
Unconsolidated real estate joint ventures:
Investments	(49,708)	(27,062)	(11,861)
Distributions	238,308	—	19,121

Net cash provided by (used in) investing activities	536,119	412,115	(17,376)

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (Continued)

	For the years ended December 31
$ in thousands	2004	2003	2002
Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	120,000	85,862	189,169
Principal repayments	(882,297)	(191,197)	(161,822)
Repaid on dispositions	(279,827)	(307,702)	(8,842)
Draws on credit line	811,250	160,100	375,000
Paydowns on credit line	(661,250)	(250,100)	(285,000)
Acquisition financing	286,500	—	4,000
Development financing	—	—	70,552
Financing expenditures	(10,909)	(2,481)	(10,421)
Escrows and restricted cash	(28,704)	—	—
Settlement of forward rate contract	(3,767)	(3,437)	—
Settlement of swap agreements	1,073
Net advance from parent company and affiliates	—	—	77,746
Issuance of common stock	14,144	8,335	2,637
Distribution of additional paid in capital	—	—	(486)
Dividends	(126,046)	(94,099)	(683,457)

Net cash used in financing activities	(759,833)	(594,719)	(430,924)

Net Increase (Decrease) in Cash and Cash Equivalents	64,966	67,046	(235,181)

Cash and Cash Equivalents, beginning of year	129,299	62,253	297,434

Cash and Cash Equivalents, end of year	$194,265	$129,299	$62,253

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (Continued)

	For the years ended December 31
$ in thousands	2004	2003	2002
Supplemental cash flow disclosures:

Cash paid (received) during the year for:

Interest, inclusive of interest capitalized	$154,131	$176,417	$188,240

Interest capitalized to properties under development	$—	$—	$2,145

Taxes	$(25,327)	$55,378	$5,359

Write-off of accounts receivable	$13,720	$19,865	$3,649

Write-off of retired assets	$41,671	$48,962	$47,268

Non-cash investing and financing activities:

Forgiveness of debt upon property disposition	$1,237	$—	$—

Forgiveness of debt upon conveyance of property	$—	$17,896	$—

Mortgage debt and other loans assumed by purchasers on property dispositions	$41,106	$25,594	$—

Mortgage debt assumed upon obtaining control of joint venture investment	$—	$—	$105,555

Dividends payable on common stock, special voting stock and Class convertible preferred stock	$32,407	$31,567	$—

Non-cash issuance of restricted stock	$—	$3,788	$—

Non-cash issuance of Class C convertible preferred stock in exchange for other assets	$—	$—	$355,190

Non-cash settlement of advance from parent in exchange for common stock of TREHI	$—	$—	$236,619

Non-cash retirement of advance to parent in exchange for other assets	$—	$—	$35,000

Transfer of joint venture interest to real estate upon obtaining control	$—	$—	$13,514

Changes in accounts due to non-cash contribution into an unconsolidated real estate joint venture:
Investment in unconsolidated real estate joint ventures	$48,000	$—	$—
Real estate	(48,000)	—	—

Changes in accounts due to basis differential adjustment in connection with non-cash contribution to an unconsolidated real estate joint venture:

Investment in unconsolidated real estate joint ventures	$5,148	$—	$—
Deferred rent receivables, net	(1,768)	—	—
Deferred charges, net	(1,195)	—	—
Prepaid expenses and other assets	(2,185)	—	—

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (Continued)

	For the years ended December 31
$ in thousands	2004	2003	2002
In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:

Purchase of real estate	$496,254	$—	$148,615
Accrued operating expenses and real estate taxes	(1,353)	—	—
Other accrued liabilities	(1,473)	—	(932)
Mortgage debt and other loans	—	—	(79,166)

Acquisition of real estate	$493,428	$—	$68,517

Assets and liabilities from consolidation of joint venture:
Net investment in real estate	$—	$84,696	$—
Other receivables	—	2,140	—
Prepaid expenses and other assets	—	2,918	—
Mortgage debt	—	(81,517)	—
Other accrued liabilities	—	(3,274)	—
Minority interest	—	(4,868)	—

See accompanying notes to the financial statements.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Organization

Trizec Properties, Inc. (“Trizec Properties” or “the Corporation,” formerly known as TrizecHahn (USA) Corporation) is a corporation organized under the laws of the State of Delaware and is approximately 40% indirectly owned by Trizec Canada Inc. Effective January 1, 2001, Trizec Properties elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). On February 14, 2002, the amended registration statement on Form 10 of Trizec Properties was declared effective by the Securities and Exchange Commission and, accordingly, Trizec Properties became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Trizec Properties was a substantially wholly-owned subsidiary of TrizecHahn Corporation (“TrizecHahn”), an indirect wholly–owned subsidiary of Trizec Canada Inc. A plan of arrangement (the “Reorganization”) was approved by the TrizecHahn shareholders on April 23, 2002 and on May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties commenced trading on the New York Stock Exchange.

On December 22, 2004, Trizec Properties completed the reorganization of its operating structure by converting to an umbrella partnership real estate investment trust, or UPREIT, structure (the “UPREIT Conversion”). In connection with the UPREIT Conversion, the Corporation formed a new operating entity, Trizec Holdings Operating LLC, a Delaware limited liability company (the “Operating Company”), and entered into a contribution agreement and an assignment and assumption agreement with the Operating Company pursuant to which the Corporation contributed substantially all of its assets to the Operating Company in exchange for (a) a combination of common units, special voting units and Series F convertible units of limited liability company interest in the Operating Company and (b) the assumption by the Operating Company of substantially all of the Corporation’s liabilities. The Corporation now conducts and intends to continue to conduct its business, and owns and intends to continue to own substantially all of its assets, through the Operating Company. As the sole managing member of the Operating Company, the Corporation generally has the exclusive power under the limited liability company agreement to manage and conduct the business of the Operating Company, subject to certain limited approval and voting rights of other members that may be admitted in the future. Currently, the Operating Company is wholly owned by the Corporation.

The accompanying financial statements include, on a consolidated basis (as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003) and a combined consolidated basis (for the year ended December 31, 2002), the U.S. assets of TrizecHahn, substantially all of which are owned and operated by Trizec Properties and Trizec R&E Holdings, LLC (“TREHI”, formerly known as Trizec R&E Holdings, Inc. and TrizecHahn Developments Inc.), TrizecHahn’s two primary U.S. operating and development companies prior to March 14, 2002. As described in Note 17, on March 14, 2002, TREHI was contributed to Trizec Properties. Prior to March 14, 2002, TREHI was a wholly-owned subsidiary of TrizecHahn. Accordingly, the organization presented in the accompanying financial statements was not a legal entity for the entire year ended December 31, 2002.

The Corporation operated as a separate stand-alone entity prior to the Reorganization date and, as such, no additional expenses incurred by TrizecHahn or its related entities were, in management’s view, necessary to be allocated to the Corporation for the period prior to the Reorganization. However, the financial results prior to the Reorganization are not necessarily indicative of future operating results and no adjustments were made to reflect possible incremental changes to the cost structure as a result of the Reorganization. The incremental charges will include, but are not limited to, additional senior management compensation expense to supplement the existing senior management team and internal and external public company corporate compliance costs.

Trizec Properties is a self-managed, publicly traded REIT headquartered in Chicago, Illinois. At December 31, 2004, the Corporation had ownership interests in and managed a portfolio of 52 office properties concentrated in the metropolitan areas of seven major U.S. cities, comprising approximately 37.3 million square feet (unaudited), or approximately 33.8 million square feet (unaudited) including its pro rata economic ownership interests in unconsolidated real estate joint ventures. At December 31, 2004, the occupancy of the Corporation’s 52 office properties was approximately 89.3% (unaudited), or approximately 89.5% (unaudited) including its pro rata economic ownership interests in unconsolidated real estate joint ventures.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004 and 2003 include the accounts and operating results of Trizec Properties and all of its subsidiaries. The accompanying financial statements for the year ended December 31, 2002 include the combined accounts of Trizec Properties, TREHI and all subsidiaries. Prior to the contribution of TREHI to Trizec Properties, both Trizec Properties and TREHI were indirect wholly owned subsidiaries under the common control of TrizecHahn. All significant intercompany transactions have been eliminated.

For presentation purposes, the Corporation refers to and describes the accompanying financial statements for the year ended December 31, 2002 as consolidated.

Assets that were transferred at the date of the Reorganization are reflected in the accompanying financial statements and have been presented using TrizecHahn’s historical cost basis.

The Corporation consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities – an interpretation of ARB 51” (“FIN No. 46R”). The Corporation also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Corporation does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. The cost method of accounting is applied to entities when (i) the Corporation’s investment is minimal (typically less than 5%) and (ii) the Corporation’s investment is passive.

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

Real Estate

Rental properties are recorded at cost, less accumulated depreciation. Depreciation of rental properties acquired prior to the adoption of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) is calculated using the straight-line method over periods not exceeding a 40-year estimated life, subject to the terms of any respective ground leases. Tenant improvements are deferred and amortized on a straight-line basis over the shorter of the economic life or the term of the respective lease.

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

Notes to the Financial Statements
$ in thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

Real Estate, continued

In accordance with SFAS No. 141, the Corporation allocates the purchase price of real estate to land, building, tenant improvements and, if determined to be material, intangibles, such as the value of above, below and at-market leases, origination costs associated with the in-place leases, and the value of tenant relationships, if any. The Corporation depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from one to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is amortized over the expected term of the relationship, which includes an estimate of probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are to be made on the lease, any unamortized balance of the related intangible will be written off. Tenant improvements and lease origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).

In accordance with SFAS No. 141, the Corporation performs the following procedures for properties it acquires:

1)	estimate the value of the property “as if vacant” as of the acquisition date;

2)	allocate the fair value of the property among land, site improvement, building, and equipment and determine the associated asset life for each;

3)	estimate the fair value of the tenant improvements and calculate the associated asset life;

4)	allocate the value of the above and below market leases to the intangible assets and determine the associated life of the above/below market leases;

5)	allocate the value of the lease origination costs to the intangible assets and calculate the associated asset life;

6)	calculate the intangible value to the in-place leases and the associated life of these assets;

7)	calculate the value and associated life of the tenant relationships, if any; and

8)	allocate the remaining value (if any) to goodwill and allocate to the purchase price.

Properties under development consist of rental properties under construction and are recorded at cost, reduced for impairment losses where appropriate. Properties are classified as under development until the property is substantially completed and available for occupancy, at which time such properties are classified as rental properties and depreciation commences. The cost of properties under development includes costs incurred in connection with their acquisition, development and construction. Such costs consist of all direct costs including interest on general and specific debt and other direct expenses.

If events or circumstances indicate that the carrying value of a rental property, a rental property under development, or a property held for development may be impaired, a recoverability analysis is performed based on estimated undiscounted future cash flows to be generated from property operations and its projected disposition. If the analysis indicates that the carrying value is not recoverable from such future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

Real Estate, continued

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

Revenue Recognition

The Corporation has retained substantially all of the benefits and risks of ownership of its rental properties and, therefore, accounts for leases with its tenants as operating leases. Rental revenues include minimum rents and recoveries of operating expenses and property taxes. Recoveries of operating expenses and property taxes are recognized in the period the expenses are incurred.

The Corporation reports minimum rental revenue on a straight-line basis, whereby the known amount of cash to be received under a lease is recognized into income evenly over the term of the respective lease. The amount by which straight-line rental revenue exceeds minimum rents collected in accordance with the lease agreements is included in deferred rent receivables. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The impact of the straight-line adjustment increased rental revenue by approximately $16,394, $22,604 and $25,910 for the years ended December 31, 2004, 2003 and 2002, respectively.

Certain tenants are required to pay overage rents based on sales over a stated base amount during the lease year. The Corporation recognizes overage rents only when each tenant’s actual sales exceed the stated base amount.

Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Corporation and income from tenants for early lease termination.

Revenue is recognized on payments received from tenants for early lease terminations after the Corporation determines that all the necessary criteria have been met in accordance with Securities Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

The Corporation provides an allowance for doubtful accounts on a specific identification basis representing that portion of tenant, other and deferred rent receivables which are estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Corporation.

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

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

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

Investments in which the Corporation’s interest is minimal (typically less than 5%) and passive are accounted for by the cost method of accounting. Income is recognized only to the extent of dividends or cash received.

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

Income Taxes

The Corporation determined that it would elect to be taxed as a REIT pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986 as amended, commencing in 2001. In general, a corporation that distributes at least 90% of its REIT taxable ordinary income to its shareholders in any taxable year, and complies with certain other requirements (relating primarily to its organization, the nature of its assets, the sources of its revenues and ownership rules) is not subject to United States federal income taxation to the extent of the income which it distributes. However, the Corporation is still subject to state and local income taxes and to federal income tax on its undistributed income. The Corporation believes that it meets the qualifications for REIT status as of December 31, 2004, 2003, and 2002, and distributed 100% of its REIT taxable income to its shareholders for those years. The Corporation has also apportioned to its stockholders 100% of its alternative minimum tax (“AMT”) adjustments. As a result, no provision has

Notes to the Financial Statements
$ in thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

been made in the consolidated financial statements for federal income taxes for REIT purposes for the years ended December 31, 2004, 2003, and 2002 in respect of the Corporation, other than built-in gain tax, as discussed below.

If the Corporation fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable AMT) on its taxable income at regular corporate rates. For the years ended December 31, 2004, 2003 and 2002, the Corporation had net operating loss carryforwards of approximately $10,927, $45,099 and $49,537, respectively and AMT credits of approximately $23,537, $21,411 and $21,080, respectively. A valuation allowance fully offsets these amounts and as a result no deferred tax assets have been established.

In connection with its election to be taxed as a REIT, the Corporation also elected to be subject to the “built-in gain” (“BIG”) rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Corporation’s assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. For the years ended December 31, 2004, 2003 and 2002, the Corporation incurred BIG taxes of approximately $7,101, $1,139, and $144 respectively, which were all paid on an AMT basis.

Taxable income from the Corporation’s taxable REIT subsidiaries (“TRS”) is subject to federal, state and local income taxes. TRS deferred income taxes, where applicable, are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the years ended December 31, 2004, 2003 and 2002, the Corporation’s TRS had net operating loss carryforwards of approximately $7,480, $6,937 and $5,623. A valuation allowance fully offsets these amounts and, as a result, no deferred tax assets have been established.

Cash and Cash Equivalents

Cash and cash equivalents consist of currency on hand, demand deposits with financial institutions, and short-term highly-liquid investments with an original maturity of 90 days or less.

Escrows and Restricted Cash

Escrows consist primarily of amounts held by lenders to provide for future property tax expenditures and tenant improvements. In addition, during the years 2004 and 2003, escrows included net proceeds, intended to be reinvested, from sale of real estate assets intended to qualify for tax deferred gain recognition under Section 1031 of the Code. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of specific obligations.

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

Notes to the Financial Statements
$ in thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

Derivative Instruments

The Corporation uses interest rate cap and swap contracts to manage risk from fluctuations in interest rates as well as to hedge anticipated future financing transactions. The Corporation believes these agreements are with counter-parties who are creditworthy financial institutions.

The Corporation adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement of Financial Accounting Standards No. 137 and Statement of Financial Accounting Standards No. 138 (collectively, “SFAS No. 133”), as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Corporation’s consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges, or that do not meet the hedge accounting criteria in SFAS No. 133, are required to be reported through the statement of operations. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is recognized in other comprehensive income (loss) until the forecasted transactions occur, and the ineffective portions are recognized in the statement of operations. The Corporation assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.

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

Stock Based Compensation

Effective July 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure” (“SFAS No. 148”). The Corporation is applying the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee stock options granted after December 31, 2002. For employee stock option grants accounted for under SFAS No. 123, compensation cost is measured as the fair value of the stock option at the date of grant. This compensation cost is expensed over the vesting period. For employee stock options issued prior to January 1, 2003, the Corporation will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. For employee stock option grants accounted for under APB No. 25, compensation cost is measured as the excess, if any, of the fair value of the Corporation’s common stock at the date of grant over the exercise price of the options granted. This compensation cost, if any, is expensed over the vesting period. Except as detailed in Note 19 with respect to employee stock options that were granted in connection with the Reorganization, the Corporation’s policy is to grant options with an exercise price equal to the fair value of the Corporation’s common stock at the date of grant. Stock option grant expense of approximately $1,303, $1,054 and $5,214 was recognized for the years ended December 31, 2004, 2003 and 2002, respectively.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

Stock Based Compensation, continued

The following reconciles net income (loss) available to common stockholders to pro forma net income (loss) available to common stockholders and presents reported earnings per share (“EPS”) and pro forma EPS, in each case, as if the fair value based method of accounting for employee stock options, as prescribed under the provisions of SFAS No. 123, had been applied to all outstanding and unvested employee stock options. Compensation expense related to restricted stock, restricted unit and restricted stock right awards is not presented in the table below as such awards were issued under SFAS No. 123 and, therefore, compensation expense related to these awards is already reflected in net income.

	For the years ended December 31
	2004	2003	2002
Net income (loss) available to common stockholders, as reported	$96,489	$198,527	$(188,783)
Add back:
Stock option grant expense, as reported	1,303	1,054	5,214
Deduct:
Stock option expense, pro forma	(1,705)	(3,308)	(11,791)

Net income (loss) available to common stockholders, pro forma	$96,087	$196,273	$(195,360)

			Pro forma

Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic, as reported	$0.64	$1.32	$(1.26)

Basic, pro forma	$0.63	$1.31	$(1.31)

Diluted, as reported	$0.63	$1.32	$(1.26)

Diluted, pro forma	$0.63	$1.30	$(1.31)

The pro forma stock option expense presented above may not be indicative of future periods expense due to the effects of the options issued in connection with the Reorganization.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and also supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related implementation guidance. SFAS No. 123(R) requires that compensation cost is measured as the fair value of the stock option at the date of grant, eliminates the alternative to use the intrinsic value method of accounting prescribed in APB No. 25, and clarifies and expands the guidance of SFAS No. 123 in several areas. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the effective date and the cumulative effect of initially applying SFAS No. 123(R), if any, is to be recognized as of the required effective date. The Corporation will adopt SFAS No. 123(R) commencing as of July 1, 2005 using the modified prospective application method. The Corporation does not expect the requirements of SFAS No. 123(R) to have a material impact on its results of operations, financial position or liquidity.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

Earnings Per Share

Basic and diluted earnings per share are computed by dividing the net income (loss) available to common stockholders by the weighted average common shares and diluted weighted average common shares outstanding for each period. After giving effect to the Reorganization on May 8, 2002, the Corporation had 149,849,246 shares of common stock outstanding. Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, in determining the weighted average number of common shares outstanding, it is assumed that these shares had been issued at the beginning of the period for the year ended December 31, 2002. Additionally, the employee stock options and warrants issued in connection with the Reorganization have been assumed to be issued at the beginning of the period for the year ended December 31, 2002.

Reclassifications

Certain reclassifications of prior period amounts have been made to the consolidated balance sheet and consolidated statements of operations and cash flows. These reclassifications have been made in the financial statements to conform to the 2004 presentation. These reclassifications have not changed the Corporation’s financial position as of December 31, 2003 or consolidated results of operations or cash flows for the years ended December 31, 2003 or 2002.

3.	REAL ESTATE

The Corporation’s investment in real estate is comprised of:

	December 31
	2004	2003
Properties:
Held for the long term, net	$3,626,551	$4,048,178
Held for disposition, net	94,568	225,137

	$3,721,119	$4,273,315

Properties – Held for the Long Term

	December 31
	2004	2003
Rental properties:
Land	$510,662	$529,430
Buildings and improvements	3,399,132	3,806,219
Tenant improvements	283,565	301,160
Furniture, fixtures and equipment	9,469	7,811

	4,202,828	4,644,620
Less: accumulated depreciation	(600,707)	(629,607)

	3,602,121	4,015,013

Properties held for development	24,430	33,165

Properties held for the long term, net	$3,626,551	$4,048,178

Properties – Held for Disposition

	December 31
	2004	2003
Rental properties, net	$94,568	$212,178
Properties held for development	—	12,959

Properties held for disposition, net	$94,568	$225,137

Notes to the Financial Statements
$ in thousands, except share and per share amounts

3.	REAL ESTATE, continued

Properties – Held for Disposition, continued

Properties held for disposition include certain properties that the Corporation has decided to dispose of in an orderly manner over a reasonable sales period.

(i)	The table below summarizes the Corporation’s properties designated as held for disposition subject to the transition rules of SFAS No. 144 and, accordingly, accounted for pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” (“SFAS No. 121”).

Date
		Date	Reclassified
		Designated as	as Held for
		Held for	the Long	Provision	Date
Property	Location	Disposition	Term	Taken	Disposed
Hanover Office Park	Greenbelt, MD	Dec-01	—	$—	Jan-02
Valley Industrial Park	Seattle, WA	Dec-01	—	—	Feb-02
Perimeter Woods	Charlotte, NC	Dec-01	—	—	Apr-02
Clybourn Center	Chicago, IL	Dec-01	—	—	Jun-02
Paseo Colorado	Pasadena, CA	Dec-01	—	—	Jan-03
Inner Belt	Boston, MA	Dec-01	Sep-02	—	Jun-03
Desert Passage	Las Vegas, NV	Dec-01	Sep-02	57,024	Dec-03
Hollywood & Highland Retail	Los Angeles, CA	Dec-01	Sep-02	142,431	Feb-04
151 Front Street	Toronto, ON	Apr-02	—	—	Jan-04

In accordance with SFAS No. 121, the results of operations and gains or losses on disposition for the six properties previously designated as held for disposition subject to the transition rules of SFAS No. 144 and not reclassified as held for the long term are included, for all periods presented, in the revenues and expenses of the Corporation.

The following summarizes the combined condensed results of operations, excluding any gains or losses on disposition, of the six properties previously designated as held for disposition subject to the transition rules of SFAS No. 144 and not reclassified as held for the long term through the earlier of their respective disposition dates or the years ended December 31, 2004, 2003 and 2002.

	For the years ended December 31
	2004	2003	2002
Total revenues	$507	$10,716	$24,593
Operating expenses	(374)	(4,739)	(7,814)
Property taxes	(75)	(1,732)	(2,420)
Depreciation and amortization	—	—	(65)
Interest and other income	(68)	8	120
Interest expense	(100)	(1,417)	(4,115)

(Loss) Income before gain on disposition of real estate, net	$(110)	$2,836	$10,299

Notes to the Financial Statements
$ in thousands, except share and per share amounts

3.	REAL ESTATE, continued

Properties – Held for Disposition, continued

(ii)	The table below summarizes the Corporation’s properties designated as held for disposition pursuant to SFAS No. 144.

		Date
		Designated as
		Held for	Provision	Date
Property	Location	Disposition	Taken	Disposed
Plaza West	Bethesda, MD	Jun-02	$—	Jul-02
McKinney Place	Dallas, TX	Sep-02	—	Oct-02
Warner Center	Los Angeles, CA	Sep-02	—	Dec-02
Goddard Corporate Park	Lanham, MD	Dec-02	9,782	Feb-03
Rosslyn Gateway	Arlington, VA	Dec-02	—	Mar-03
Esperante Office Building	W. Palm Beach, FL	Mar-03	—	Sep-03
Clark Tower	Memphis, TN	Jun-03	14,592	Aug-03
Minnesota Center	Minneapolis, MN	Sep-03	3,572	Oct-03
9800 La Cienega	Los Angeles, CA	Dec-03	—	Nov-03
Park Central II	Dallas, TX	Dec-03	—	Dec-03
Desert Passage	Las Vegas, NV	Dec-03	57,024	Dec-03
Hollywood & Highland Retail	Los Angeles, CA	Feb-04	142,431	Feb-04
Hollywood & Highland Hotel	Los Angeles, CA	Feb-04	—	Feb-04
1441 Main Street	Columbia, SC	Jun-04	—	Jun-04
St. Louis Place	St. Louis, MO	Jun-04	—	Jun-04
Borden Building	Columbus, OH	Jun-04	22,095	Jul-04
Park Central I	Dallas, TX	Jun-04	2,703	Aug-04
1333 Main Street	Columbia, SC	Jun-04	7,023	Aug-04
3700 Bay Area Blvd.	Houston, TX	Jun-04	—	Sep-04
Lakeside Centre and New Market Business Park	Atlanta, GA	Jun-04	10,261	Dec-04
Bank of America-Columbia	Columbia, SC	Jun-04	3,525	Dec-04
Williams Center I & II	Tulsa, OK	Jun-04	23,051	N/A
Capital Center II & III	Sacramento, CA	Sep-04	—	Sep-04
Silver Spring Centre	Silver Spring, MD	Sep-04	—	Nov-04
Gateway Center	Pittsburgh, PA	Sep-04	40,330	Dec-04
110 William Street	New York, NY	Sep-04	—	Dec-04
250 West Pratt Street	Baltimore, MD	Sep-04	—	Dec-04
Shoreline Square	Long Beach, CA	Sep-04	—	N/A

In accordance with SFAS No. 144, the results of operations and gains or losses on disposition, if any, for the twenty-seven properties previously designated as held for disposition and sold prior to December 31, 2004, for all periods presented, have been reported as discontinued operations. In addition, in accordance with SFAS No. 144, the results of operations of the two properties designated as held for disposition and not sold, for all periods presented, have been reported as discontinued operations.

The following summarizes the combined condensed results of operations, excluding any gains or losses on disposition, of the twenty-seven properties previously designated as held for disposition and sold prior to December 31, 2004 and the two properties designated as held for disposition and not sold, through the earlier of their respective disposition dates or the years ended December 31, 2004, 2003 and 2002.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

3.	REAL ESTATE, continued

Properties – Held for Disposition, continued

	For the years ended December 31
	2004	2003	2002
Total revenues	$132,747	$236,943	$275,345
Operating expenses	(59,806)	(112,431)	(120,563)
Property taxes	(12,338)	(19,876)	(24,794)
Depreciation and amortization	(20,718)	(50,068)	(45,707)
Provision for loss on discontinued real estate	(108,988)	(18,164)	(209,237)
Interest and other income	3,687	1,132	2,671
Interest expense	(13,552)	(35,188)	(45,015)

(Loss) Income from discontinued operations, net of provision for loss on discontinued real estate	$(78,968)	$2,348	$(167,300)

Acquisitions of Real Estate During the Year Ended December 31, 2004

				Net
Date			Rentable	Purchase
Purchased	Property	Location	Sq. Ft.	Price
			(unaudited)
August 27	Bank of America Plaza	Los Angeles, CA	1,422,000	$420,693
November 12	2001 M Street	Washington, D.C.	229,000	75,561	(1)

				$496,254

(1)	Value of acquired interest

In August 2004, the Corporation acquired Bank of America Plaza, located at 333 South Hope Street, Los Angeles, California, from an unrelated third party for a net purchase price of approximately $420,693. The acquisition was financed with two non-recourse mortgage loans totaling approximately $242,000, bearing interest at an average fixed rate of 5.31% and scheduled to mature in September 2014. The remainder of the purchase price was funded from proceeds from the Corporation’s 2004 Unsecured Credit Facility (hereinafter defined).

In November 2004, the Corporation entered into a joint venture, Trizec 2001 M Street Holdings LLC, with an unrelated third party to purchase an interest in an entity that owns 2001 M Street. Trizec 2001 M Street Holdings LLC is owned 98% by the Corporation and 2% by a third party. Trizec 2001 M Street Holdings LLC acquired such interest from an unrelated third party valued at approximately $75,561 (see Note 5). The property is encumbered by a non-recourse mortgage loan of approximately $44,500, bearing interest at a fixed rate of 5.25% and scheduled to mature in December 2014. The remainder of the purchase price was funded with proceeds from the Corporation’s 2004 unsecured credit facility (hereinafter defined).

In accordance with SFAS No. 141, the Corporation allocated the net purchase price of Bank of America Plaza and the value of the acquired interest in the entity that owns 2001 M Street as follows:

	Bank of America
	Plaza	2001 M Street
Land	$51,774	$24,920
Building and Improvements	292,471	46,763
Chiller Plant	11,151	—
Tenant Improvements	9,520	1,501
Leasing Commissions	6,608	1,049
In-Place Lease Value at Market	26,563	6,390
Tenant Relationship Value	27,269	5,792
Above Market Lease Value	5,477	67
Below Market Lease Value	(10,140)	(10,921)

	$420,693	$75,561

Notes to the Financial Statements
$ in thousands, except share and per share amounts

3.	REAL ESTATE, continued

Acquisitions of Real Estate During the Year Ended December 31, 2002

			Rentable
Date Acquired	Property	Location	Sq.ft.	Purchase Price
			(unaudited)
April 12	151 Front Street	Toronto, ON	272,000	$29,115
June 3	10 and 120 Riverside – acquisition of ground lease and other obligations	Chicago, IL	—	7,150
June 4	Ernst & Young Plaza	Los Angeles, CA	1,252,000	112,350

				$148,615

In June 2002, the Corporation acquired the remaining 75% interest in Ernst & Young Plaza that it did not already own for a net purchase price of approximately $112,350. The Corporation assumed approximately $79,166 in debt related to the 75% interest acquired. The Corporation has consolidated the results of operations of Ernst & Young Plaza beginning in June 2002.

In April 2002, the Corporation acquired 151 Front Street from TrizecHahn, a related party, and, accordingly, the acquisition has been recorded at TrizecHahn’s historical cost basis. This property was sold in January 2004.

In accordance with SFAS No. 141, the Corporation allocated the net purchase price of Ernst & Young Plaza as follows:

E&Y Plaza
Land	$25,500
Building and Improvements	63,744
Tenant Improvements	14,327
Leasing Commissions	2,239
In-Place Lease Value at Market	8,963
Above Market Lease Value	3,554
Below Market Lease Value	(5,977)

$112,350

Ground Lease Obligations

Properties carried at a net book value of approximately $364,286 and $544,004 at December 31, 2004 and 2003, respectively, are situated on land subject to lease agreements expiring in the years 2021 to 2086. Minimum land rental payments for each of the next five years and thereafter are as follows:

Years ending December 31, 2005	$1,119
2006	1,119
2007	1,246
2008	1,255
2009	1,257
Thereafter	223,076

$229,072

Additional rent is payable under certain land lease agreements based on rental revenue or net cash flows from properties. Ground lease payments of approximately $2,990, $2,961 and $2,862 are included in operating expenses for the years ended December 31, 2004, 2003 and 2002, respectively.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

3.	REAL ESTATE, continued

Future Minimum Rents

Future minimum rentals, excluding operating expense recoveries, to be received under non-cancelable tenant leases in effect at December 31, 2004 for each of the next five years and thereafter, are as follows:

Years ending December 31, 2005	$496,835
2006	452,424
2007	410,740
2008	365,044
2009	304,259
Thereafter	871,685

$2,900,987

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES

The Corporation participates in unconsolidated real estate joint ventures in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.

The following is a summary of the Corporation’s ownership in unconsolidated real estate joint ventures at December 31, 2004 and December 31, 2003:

		Legal Interest(1)
		December 31
Entity	Property and Location	2004	2003
Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, L.P.	Bank One Center, Dallas, TX	50%	50%
1114 TrizecHahn-Swig, L.L.C.	The Grace Building, New York, NY	50%	50%
1411 TrizecHahn-Swig, L.L.C.	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig L.L.C./1460 Fee TrizecHahn Swig L.L.C.	1460 Broadway, New York, NY	50%	50%
JBG/TrizecHahn Waterview Venture L.L.C.	Waterview Development, Arlington, VA(2) (3)	—%	80%
Waterview L.P.	Waterview Development, Arlington, VA(3)	25%	—%
Trizec Plaza of the Americas, L.P.	Plaza of the Americas, Dallas, TX(4)	50%	—%

(1)	The amounts shown above approximate the Corporation’s legal ownership interest as of December 31, 2004 and December 31, 2003. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

(2)	This property was not consolidated as the minority member had substantive participating rights that afforded the minority member equal voting rights on all major decisions as well as final approval of the operating and capital expenditures budgets.

(3)	On April 30, 2004, the members of the JBG/TrizecHahn Waterview Venture L.L.C. sold the property to a newly formed joint venture in which the Corporation acquired a 25% interest. See discussion below.

(4)	On May 18, 2004, the Corporation sold a 50% interest in Plaza of the Americas and formed Trizec Plaza of the Americas L.P. joint venture. See discussion below.

Unconsolidated Real Estate Joint Venture Financial Information

The following represents combined summarized financial information of the Corporation’s unconsolidated real estate joint ventures. The individual joint ventures that contribute more than 10% of the Corporation’s consolidated net income have been itemized in the tables below.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, continued

Unconsolidated Real Estate Joint Venture Financial Information, continued

	December 31,	December 31,
	2004	2003
Assets
Real estate, net	$522,249	$426,450
Other assets	213,965	146,057

Total assets	$736,214	$572,507

Liabilities
Mortgage debt and other loans	850,908	452,609
Other liabilities	33,646	23,248
Partners’ equity	(148,340)	96,650

Total liabilities and equity	$736,214	$572,507

Corporation’s share of equity	$(91,486)	$55,582
Net excess of cost of investments over the net book value of underlying assets	167,939	175,603
Reclassification of distributions in excess of investment in an unconsolidated joint venture	43,188	—

Carrying value of Corporation’s investment in unconsolidated real estate joint ventures	$119,641	$231,185

Corporation’s share of mortgage debt	$420,160	$232,712

	For the Years Ended December 31
	2004	2003	2002
				Hollywood
			New	&	Other
			Center	Highland	Joint
	Total	Total	One	Hotel	Ventures	Total
Total Revenues	$203,674	$213,113	$9,362	$14,266	$187,780	$211,408

Expenses
Operating and other	99,220	100,575	4,180	12,239	88,519	104,938
Depreciation and amortization	24,985	26,914	1,931	1,090	25,544	28,565
Provision for loss on real estate	—	—	20,010	42,423	—	62,433

Total expenses	124,205	127,489	26,121	55,752	114,063	195,936

Other income (expense)
Interest and other income	843	602	27	16	1,081	1,124
(Loss) Gain on early debt retirement	(10,263)	4,125	—	—	—	—
Interest expense	(42,606)	(37,927)	(2,030)	(6,165)	(36,277)	(44,472)

Total other expense	(52,026)	(33,200)	(2,003)	(6,149)	(35,196)	(43,348)

Income (loss) before gain on disposition of real estate, net	27,443	52,424	(18,762)	(47,635)	38,521	(27,876)
Gain on disposition of real estate	1,080	1,136	—	—	—	—

Net income (loss)	$28,523	$53,560	$(18,762)	$(47,635)	$38,521	$(27,876)

Corporation’s share of net income (loss)	$15,243	$23,336	$(19,118)	$(44,685)	$16,172	$(47,631)

Notes to the Financial Statements
$ in thousands, except share and per share amounts

4. UNCONSOLIDATED REAL ESTATE JOINT VENTURES, continued

Unconsolidated Real Estate Joint Venture Financial Information, continued

The joint ventures that owned New Center One and Hollywood & Highland Hotel have recorded provision for losses to the carrying values of these properties. The Corporation’s share of these provisions for loss was approximately $58,880 for the year ended December 31, 2002.

At December 31, 2002, a non-recourse loan secured by New Center One in Detroit, Michigan, which was held in a joint venture, was in default. On February 25, 2003, the joint venture sold the property and repaid the loan.

Contributions, Advances and Distributions

During the year ended December 31, 2004, the Corporation made cash and non-cash contributions and advances to its unconsolidated real estate joint ventures in the aggregate amount of approximately $97,708, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $253,551. Included in distributions received from the Corporation’s unconsolidated real estate joint ventures is approximately $167,165 of distributions received from the Swig Joint Ventures (defined hereinafter) due to proceeds received from the refinancing of its mortgage loan. This distribution has exceeded the Corporation’s cumulative investment in the Swig Joint Ventures by approximately $43,188, which has been recorded in other accrued liabilities as the Corporation is committed to provide financial support to the Swig Joint Ventures in the future. During the year ended December 31, 2003, the Corporation made contributions and advances to its unconsolidated real estate joint ventures in the aggregate amount of approximately $27,062, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $21,660.

1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig, L.L.C.

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

Notes to the Financial Statements
$ in thousands, except share and per share amounts

4. UNCONSOLIDATED REAL ESTATE JOINT VENTURES, continued

Trizec Plaza of the Americas, L.P.

In May 2004, the Corporation entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas. Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by the Corporation. In conjunction with the formation of Trizec Plaza of the Americas, L.P., the Corporation sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47,794, resulting in a net loss on disposition of real estate of approximately $20,836. In conjunction with the sale of its 50% interest in Plaza of the Americas, the Corporation determined that the fair value of Plaza of the Americas, based upon the contract price, was less than the Corporation’s carrying value of such asset. Accordingly, the Corporation recognized a provision for loss on real estate of approximately $12,749 related to its 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

In June 2004, Trizec Plaza of the Americas, L.P. entered into an approximately $68,000 mortgage loan, bearing interest at a fixed rate of 5.12% and maturing in July 2011. Plaza of the Americas was removed from a pool of cross-collateralized loans that are part of a 2001 commercial mortgage-backed securities financing.

JBG/TrizecHahn Waterview Venture L.L.C.

In April 2004, the JBG/TrizecHahn Waterview Venture L.L.C., a joint venture through which the Corporation owned an 80% interest in the Waterview Development, located in Arlington, Virginia, sold the property, a mixed-use development land parcel, to a newly formed joint venture, Waterview L.P. in which the Corporation acquired a 25% interest. The JBG/TrizecHahn Waterview Venture L.L.C. recognized a gain on disposition of real estate of approximately $1,080 in conjunction with such sale.

Main Street Partners, L.P.

As part of the periodic assessment of the Corporation’s real estate investments relative to both the extent to which such investments are consistent with the Corporation’s long-term real estate investment objectives and performance and prospects of each investment, the Corporation determined in the second quarter of 2004 that its investment in Main Street Partners, L.P., a joint venture through which the Corporation owns a 50% interest in Bank One Center in Dallas, Texas, was impaired. As a result of the reassessment of the anticipated future operating results of such non-core investment, the Corporation determined that its investment in such joint venture was impaired. The Corporation recognized a provision for loss on investment of approximately $14,558 to reduce the carrying value of such investment to its fair value. In addition, in August 2004, Main Street Partners, L.P. repaid and retired the mezzanine loan on Bank One Center. The mezzanine loan had a principal balance of approximately $19,102, bore interest at a variable rate of 11.90% and was scheduled to mature in December 2004. Main Street Partners, L.P. recorded a loss on early debt retirement of approximately $113 comprised of the write off of unamortized deferred financing costs.

5. CONSOLIDATED REAL ESTATE JOINT VENTURES

Although the financial condition and results of operations of the following joint ventures are consolidated, there are unaffiliated parties that own an interest in these joint ventures. The Corporation consolidates these joint ventures because it owns at least 50% of the respective ownership entities and controls major decisions. The following is a summary of the Corporation’s ownership in consolidated real estate joint ventures at December 31, 2004 and December 31, 2003:

Notes to the Financial Statements
$ in thousands, except share and per share amounts

5. CONSOLIDATED REAL ESTATE JOINT VENTURES, continued

		Legal Interest(1)
		December 31
Entity	Property and Location	2004	2003

TrizecHahn Hollywood Hotel L.L.C.	Hollywood & Highland Hotel, Los Angeles, CA(2)	—	91.5%
TrizecHahn 1065 Avenue of the Americas L.L.C.	1065 Avenue of the Americas, New York, NY	99.0%	99.0%
Trizec 2001 M Street Holdings L.L.C.	2001 M Street, Washington, D.C.	98.0%	—
TrizecHahn Mid-Atlantic Limited Partnership	Various	98.0%	98.0%

(1)  The amounts shown above approximate the Corporation’s legal ownership interest as of December 31, 2004 and December 31, 2003. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

(2)  This property was consolidated as of December 31, 2003 in accordance with FIN No. 46R. The Corporation sold this property on February 27, 2004.

Hollywood & Highland Hotel

The Corporation applied the provisions of FIN No. 46R for all entities as of December 31, 2003. The Corporation determined that the Hollywood & Highland Hotel was a VIE in which the Corporation was the primary beneficiary.

The Hollywood & Highland Hotel is a 640-room hotel located in Los Angeles, California. At December 31, 2003, the Corporation had a 91.5% ownership and economic interest in an entity that owned the Hollywood & Highland Hotel. Prior to December 31, 2003, the Corporation accounted for the Hollywood & Highland Hotel as an investment in an unconsolidated real estate joint venture. On December 31, 2003, the Corporation consolidated the Hollywood & Highland Hotel. The net impact of the consolidation of the Hollywood & Highland Hotel was an increase in the Corporation’s consolidated assets of approximately $93,979, representing the net book value of the real estate, cash and cash equivalents and other assets. In addition, the Corporation consolidated approximately $81,517 of mortgage debt related to the Hollywood & Highland Hotel. The Corporation’s maximum exposure to loss was approximately $81,517, representing the amount of mortgage debt outstanding at December 31, 2003. Upon consolidation of the Hollywood & Highland Hotel, the Corporation recognized a cumulative effect of a change in accounting principle of approximately $3,845 representing the minority member’s share of the Hollywood & Highland Hotel’s non-recoverable cumulative losses. On February 27, 2004, the Corporation sold the Hollywood & Highland Hotel (see Note 15).

Trizec 2001 M Street Holdings L.L.C.

In November 2004, the Corporation entered into a joint venture, Trizec 2001 M Street Holdings L.L.C., with an unrelated third party to purchase an interest in an entity that owns 2001 M Street. Trizec 2001 M Street Holdings L.L.C. is owned 98% by the Corporation and 2% by a third party. Trizec 2001 M Street Holdings L.L.C. acquired such interest from an unrelated third party valued at approximately $75,561. The property is encumbered by a non-recourse mortgage loan of approximately $44,500, bearing interest at a fixed rate of 5.25% and scheduled to mature in December 2014. The remainder of the purchase price was funded with proceeds from the Corporation’s 2004 unsecured credit facility (hereinafter defined).

TrizecHahn Mid-Atlantic Limited Partnership

The Corporation owns 100% of the general partner units and 98% of the limited partnership units (“Units”) at December 31, 2004 and 2003 of TrizecHahn Mid-Atlantic Limited Partnership. The remaining Units are held by unrelated limited partners who have a right to redeem their Units before 2012, at a redemption value equal to the fair market value of an equivalent number of shares of common stock of Trizec Properties. Upon redemption of the Units, the TrizecHahn Mid-Atlantic Limited Partnership is required to pay cash to the holder in an amount equal to the redemption value, or the Corporation has the option of

Notes to the Financial Statements
$ in thousands, except share and per share amounts

5. CONSOLIDATED REAL ESTATE JOINT VENTURES, continued

TrizecHahn Mid-Atlantic Limited Partnership, continued

triggering the effective issuance of freely tradable shares of common stock of Trizec Properties. The redemption value of the outstanding Units is approximately $4,543 and $4,166 at December 31, 2004 and 2003, respectively. The change in redemption value is recorded as an allocation to minority interest in the consolidated statements of operations.

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

7. DEFERRED CHARGES

Deferred charges consist of the following:

	December 31
	2004	2003
Leasing costs	$147,697	$154,266
Financing costs	31,950	43,639

	179,647	197,905
Less: Accumulated amortization	(68,948)	(76,063)

	$110,699	$121,842

Notes to the Financial Statements
$ in thousands, except share and per share amounts

8. MORTGAGE DEBT, OTHER LOANS AND CREDIT FACILITY

	Properties Held for the
	Long Term		Other Loans		Total Debt
	Weighted average		Weighted average		Weighted average		Weighted average
	interest rates at	Dec. 31,	interest rates at	Dec. 31,	interest rates at	Dec. 31,	interest rates at	Dec. 31,
	Dec. 31, 2004	2004	Dec. 31, 2004	2004	Dec 31, 2004	2004	Dec. 31, 2003	2003

Collateralized property loans:
At fixed rates	6.31%	$2,024,055	—	$—	6.31%	$2,024,055	5.99%	$2,548,340
At variable rates (subject to interest rate caps)	—	—	—	—	—	—	3.91%	120,000
At variable rates	—	—	—	—	—	—	4.20%	137,893
Other loans
At fixed rates	5.84%	16,723	6.75%	28,504	6.43%	45,227	4.32%	60,742

	6.31%	$2,040,778	6.75%	$28,504	6.32%	$2,069,282	5.78%	$2,866,975

Unsecured credit facility					4.76%	150,000	—	—

					6.21%	$2,219,282	5.78%	$2,866,975

Certain of the Corporation’s loans are cross-collateralized with, or subject to cross-default or cross-acceleration provisions in, other loans.

Collateralized Property Loans

Property loans are collateralized by deeds of trust or mortgages on properties and mature on various dates between January 2005 and December 2014.

At December 31, 2004 and 2003, the Corporation had outstanding interest rate swap contracts in the notional amount of $150,000, bearing a weighted average interest rate of 6.02% and maturing on March 15, 2008. In addition, at December 31, 2003, the Corporation had outstanding interest rate swap contracts in the notional amount of $500,000, bearing a weighted average interest rate of 2.61% plus various spreads and maturing between July 1, 2005 and January 1, 2006. For the year ended December 31, 2004, the Corporation recorded unrealized derivative gains, related to interest rate swap contracts, through other comprehensive income of approximately $13,187. For the years ended December 31, 2003 and 2002, the Corporation recorded unrealized derivative losses, related to interest rate swap contracts, through other comprehensive income of approximately $4,256 and $15,229, respectively. Due to the pay off and retirement of certain amounts of variable rate debt during the year ended December 31, 2004, and due to the anticipated pay off and retirement of certain variable rate debt in the future, the Corporation de-designated interest rate swap contracts in the notional amount of $375,000. In December 2004, the Corporation settled $500,000 of interest rate swap contracts. As a result of the settlement of $500,000 of interest rate swap contracts, the Corporation realized a derivative gain of approximately $1,073 for the year ended December 31, 2004. At December 31, 2004, the debt hedged by the remaining interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $9,239 and $20,325 at December 31, 2004 and 2003, respectively. The Corporation expects to amortize approximately $5,477 from other comprehensive income (loss) into earnings within the next twelve months.

In June 2002, the Corporation entered into interest rate cap contracts that expired in June 2004 on $120,000 of its variable rate debt, which limited the underlying LIBOR interest rate on such debt to 6.50%. At December 31, 2003, the fair value of these interest rate cap contracts was nominal. In addition, and not reclassified in the table above at December 31, 2003, the Corporation entered into an interest rate cap contract that expired in April 2004 on approximately $584,700 of its variable rate debt, which limited the underlying LIBOR rate on such debt to 11.01%. At December 31, 2003, the fair value of this interest rate cap contract was nominal.

In April 2004, the Corporation elected to exercise the first of two one-year extensions on approximately $272,720 of its variable interest rate commercial mortgage pass-through certificates, thereby extending the maturity date of such variable interest rate commercial mortgage pass-through certificates to April 2005. In conjunction with such extension, the Corporation entered into an interest rate cap agreement expiring on

Notes to the Financial Statements
$ in thousands, except share and per share amounts

8. MORTGAGE DEBT, OTHER LOANS AND CREDIT FACILITY, continued

Collateralized Property Loans, continued

April 15, 2005 that limits the underlying LIBOR interest rate on the variable interest rate commercial mortgage pass-through certificates to 8.93%.

In August 2004, in conjunction with the acquisition of Bank of America Plaza, located at 333 Hope Street, Los Angeles, California, the Corporation entered into two non-recourse mortgage loans totaling approximately $242,000, bearing interest at an average fixed rate of 5.31% and scheduled to mature in September 2014.

Principal repayments of debt outstanding at December 31, 2004 are due as follows:

	Collateralized
	Property Loans	Other Loans	Total
Years ending December 31, 2005	$22,253	$28,874	$51,127
2006	429,286	386	429,672
2007	95,814	272	96,086
2008	512,347	276	512,623
2009	14,876	295	15,171
Subsequent to 2009	949,479	15,124	964,603

	$2,024,055	$45,227	$2,069,282

The estimated fair value of the Corporation’s debt approximates its carrying value at December 31, 2004, and 2003.

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

In June 2004, the Corporation repaid the mortgage loan on 1065 Avenue of the Americas in New York, New York. The mortgage loan had a principal balance of approximately $36,498, bore interest at a fixed rate of 7.18% and was scheduled to mature in December 2004.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

8. MORTGAGE DEBT, OTHER LOANS AND CREDIT FACILITY, continued

Refinancing and Early Debt Retirement, continued

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

In November 2004, the Corporation paid off and retired the mortgage loan on Bank of America Plaza, in Columbia, South Carolina. The mortgage loan had a principal balance of approximately $19,918, bore interest at a fixed rate of 6.90% and had a maturity date of March 2005. The Corporation sold Bank of America Plaza in December 2004.

In December 2004, in conjunction with the sale of 250 West Pratt Street, located in Baltimore, Maryland, the Corporation and the lender of the mortgage loan collateralized by such property, agreed to modify certain terms of the mortgage loan. The lender of the mortgage loan agreed to release the property as collateral for the mortgage loan in consideration of the establishment of an escrow, for the benefit of the lender, in the amount of approximately $28,704. The escrow is comprised of funds to be used to repay the full outstanding principal balance of the mortgage loan as well as interest payments through January 3, 2005. On January 3, 2005, the funds held in escrow were released to the lender. The escrow funds of approximately $28,704 are included in restricted cash on the Corporation’s balance sheet at December 31, 2004.

In conjunction with the sale of real estate during the year ended December 31, 2004, the Corporation paid off approximately $279,827 of mortgage debt, resulting in a loss on early debt retirement of approximately $2,027 comprised of the write-off of unamortized deferred financing costs of approximately $608 and a prepayment penalty of approximately $2,656, offset by the forgiveness of debt of approximately $1,237.

During the first quarter of 2003, the lender for the Corporation’s remaining technology property forwarded a notice of default related to debt service on the $17,896 construction facility. On June 30, 2003, the Corporation conveyed title for such property to the lender and was no longer obligated to the lender under the $17,896 construction facility. In addition, the Corporation remitted approximately $483 to the lender in full satisfaction of any amounts owed to the lender related to the construction facility. On June 30, 2003, the Corporation recorded a gain on early debt retirement of approximately $3,619 related to this transaction. This loan was not cross-defaulted to any other of the Corporation’s loans and was scheduled to mature in October 2003.

In June 2003, the Corporation refinanced the approximately $55,107 variable rate development loan on One Alliance Center in Atlanta, Georgia, which was scheduled to mature in October 2003, with a $70,000, 4.78% fixed rate mortgage that matures in June 2013. In May 2003, the Corporation, through a third party, arranged to set a maximum rate on this loan through a forward rate agreement. Upon closing of this loan, the Corporation paid approximately $3,437 in settlement of this forward rate agreement, which it has recorded in other comprehensive income. The amount paid on settlement will be amortized into interest expense over the life of the loan.

In conjunction with the sale of real estate during the year ended December 31, 2003, the Corporation paid off and retired approximately $307,702 of mortgage debt, resulting in a loss on early debt retirement of approximately $1,357 comprised primarily of the write-off of unamortized deferred financing costs.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

8. MORTGAGE DEBT, OTHER LOANS AND CREDIT FACILITY, continued

Unsecured Credit Facility

The Corporation entered into a three-year, $350,000 revolving credit facility (the “2001 Revolving Credit Facility”) with a group of banks in the fourth quarter of 2001. In the fourth quarter of 2002, the group of banks unanimously agreed to amend and restate the 2001 Revolving Credit Facility (the “2002 Revolving Credit Facility”). Generally, in exchange for the receipt of collateral, the group of banks agreed to provide more flexible financial covenants than had been originally negotiated. In June 2004, the Corporation retired the 2002 Revolving Credit Facility and entered into a $750,000 unsecured credit facility with a group of banks (the “2004 Unsecured Credit Facility”). The 2004 Unsecured Credit Facility consists of a $600,000 revolving component and a $150,000 term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% based on the Corporation’s total leverage, and matures in June 2007. The financial covenants, as defined in the 2004 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for net worth to be in excess of $1.5 billion. The financial covenants also include a restriction on dividends or distributions of more than 90% of the Corporation’s funds from operations (as defined in the 2004 Unsecured Credit Facility Agreement). If the Corporation is in default in respect of its obligations under the 2004 Unsecured Credit Facility Agreement, dividends will be limited to the amount necessary to maintain REIT status. The Corporation anticipated it would not meet all requirements with respect to the dividend restriction covenant under the 2004 Unsecured Credit Facility Agreement for the nine months ended September 30, 2004 and the year ended December 31, 2004. As such, the Corporation requested and received a waiver from the lenders of the 2004 Unsecured Credit Facility which waives said requirements for such covenant for the nine months ended September 30, 2004 and the year ended December 31, 2004. Other than noted, at December 31, 2004, the Corporation was in compliance with these financial covenants. Certain conditions of the 2004 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time. In conjunction with the retirement of the 2002 Revolving Credit Facility, the Corporation recorded a loss on early debt retirement of approximately $1,389 comprised of the write-off of unamortized deferred financing costs.

At December 31, 2004, the amount eligible to be borrowed under the Corporation’s 2004 Unsecured Credit Facility was approximately $484,928, of which $150,000 was drawn and outstanding. At December 31, 2003, the amount eligible to be borrowed under the Corporation’s 2002 Revolving Credit Facility was approximately $217,005, none of which was drawn and outstanding.

Limitations on Indebtedness

The Corporation conducts its operations through various subsidiaries which are party to loan agreements containing provisions that require the maintenance of financial ratios and impose limitations on additional indebtedness and possible distributions in respect of capital stock.

Liability for Obligations of Partners

The Corporation was contingently liable for certain obligations related to the Hollywood & Highland Hotel, one of the Corporation’s consolidated real estate joint ventures. At December 31, 2003, the Corporation had guaranteed or was otherwise contingently liable for an approximate $74,000 mortgage loan that was scheduled to mature in April 2003. All of the assets of the Hollywood & Highland Hotel were available for the purpose of satisfying this obligation. In April 2003, the joint venture amended and restated this loan, extending its maturity to April 2005. In addition, as part of the new agreement, the Hollywood & Highland Hotel joint venture paid approximately $15,267 to reduce the outstanding balance to approximately $78,000. The joint venture was also required to make a further payment of approximately $4,000 in October 2003 and was required to make another payment of approximately $4,000 in April 2004, so that the balance of the loan outstanding in April 2004 would be approximately $70,000. In April 2004, the loan was to be subject to a potential additional paydown based on a new appraisal. At December 31, 2002, the total amount the Corporation had guaranteed or was otherwise contingently liable for was approximately $100,867. This included approximately $93,267 related to the Hollywood & Highland Hotel and approximately $7,600 related to the Corporation’s New Center One joint

Notes to the Financial Statements
$ in thousands, except share and per share amounts

8. MORTGAGE DEBT, OTHER LOANS AND CREDIT FACILITY, continued

Liability for Obligations of Partners, continued

venture that was retired upon the sale of the property in the New Center One joint venture. On February 27, 2004, the Corporation sold the Hollywood & Highland complex and is no longer contingently liable for obligations related to the Hollywood & Highland Hotel.

9. REORGANIZATION COSTS AND RECOVERY

Based on the strategic plan adopted at the end of 2000, the Corporation targeted general and administrative expense savings from the benefits to be derived from both functional and office location consolidations. As a result of a comprehensive review of its operations during 2001 for this purpose, the Corporation initiated a reorganization plan to simplify its management structure and centralize accounting, payroll and information services functions at its headquarters in Chicago. The reorganization plan resulted in the separation of approximately 150 employees, exclusive of any new hires, by the end of 2002.

As a result of the completion of the reorganization and office centralization, during the fourth quarter of 2002, the Corporation reviewed the remaining liability based on future estimated expenditures and, accordingly, reduced its accrual for anticipated expenditures by approximately $3,260. At December 31, 2004 and 2003, approximately $30 and $2,308, respectively, was included in other accrued liabilities with respect to these liabilities.

10. PROVISION FOR LOSS ON REAL ESTATE

In May 2004, the Corporation entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas. Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by the Corporation. In conjunction with the formation of Trizec Plaza of the Americas, L.P., the Corporation sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47,794, resulting in a net loss on disposition of real estate of approximately $20,836. In conjunction with the sale of its 50% interest in Plaza of the Americas, the Corporation determined that the fair value of Plaza of the Americas, based upon the contract price, was less than the Corporation’s carrying value of such asset. Accordingly, the Corporation recognized a provision for loss on real estate of approximately $12,749 related to its 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.

11. PROVISION FOR LOSS AND RECOVERY OF PROVISION FOR LOSS ON DISCONTINUED REAL ESTATE

As part of the periodic assessment of the Corporation’s real estate properties relative to both the extent to which such assets are consistent with the Corporation’s long-term real estate investment objectives and the performance and prospects of each asset, the Corporation determined in the second quarter of 2004 that its investments in seven real estate properties were impaired. Given the Corporation’s strategy focused on owning core real estate in its seven core markets, the Corporation reduced its anticipated recovery period of certain of its remaining non-core assets. As a result of the reduction in the anticipated holding period, together with a reassessment of the anticipated future operating income of such non-core real estate properties and the effects of new competition and demand for the properties, the Corporation determined that its investments in the Borden Building, Park Central I, 1333 Main Street, Lakeside Centre, New Market Business Park, Bank of America – Columbia and Williams Center I & II were impaired. In accordance with SFAS No. 144, the Corporation recorded a provision for loss on discontinued real estate in the aggregate amount of approximately $78,271 in the second quarter of 2004 to reduce the book value of such non-core assets to their estimated fair values. During the third quarter of 2004, the Corporation entered into agreements to sell Lakeside Centre, New Market Business Park and Bank of America- Columbia at sales prices in excess of previous expectations. In accordance with SFAS No. 144, the Corporation reduced its provision for loss on discontinued real estate in the aggregate amount of

Notes to the Financial Statements
$ in thousands, except share and per share amounts

11. PROVISION FOR LOSS AND RECOVERY OF PROVISION FOR LOSS ON DISCONTINUED REAL ESTATE, continued

approximately $9,613 to increase the book values of Lakeside Centre, New Market Business Park and Bank of America- Columbia to their fair values based upon established contract prices, less estimated costs to sell.

During the second quarter of 2004, internal valuations indicated that the value of Gateway Center, located in Pittsburgh, Pennsylvania, had declined. Accordingly, a provision for loss on real estate in the amount of approximately $40,330 was recorded in the second quarter of 2004. Gateway Center was encumbered by a mortgage loan in the principal amount of approximately $39,838. In August 2004, the Corporation received a notice of default related to the debt service from the lender of the mortgage loan on Gateway Center. In September 2004, the Corporation and the lender of the mortgage loan on Gateway Center agreed to modify certain terms of such mortgage loan primarily to reduce the yield maintenance penalty upon prepayment of the mortgage loan, as well as to allow the lender of the mortgage loan to participate in sales proceeds in excess of certain debt repayment and debt repayment costs upon the sale of Gateway Center. In conjunction with this loan modification, the lender of the mortgage loan granted a forbearance with respect to any default by the Corporation under the terms of the mortgage loan prior to modification. If the Corporation defaults on any of the terms of the loan modification, the forbearance becomes null and void and the lender of the mortgage loan is entitled to exercise all of its rights and remedies under the original mortgage loan, including acceleration of the payment of the mortgage loan in full.

During the second quarter of 2003, the Corporation determined that the fair value of Clark Tower, located in Memphis, Tennessee, was less than its carrying value. Fair value was based on a sale contract less estimated costs to sell. Accordingly, a provision for loss on real estate in the amount of approximately $14,592 was recorded in the second quarter of 2003.

During the third quarter of 2003, the Corporation determined that the fair value of Minnesota Center, located in Minneapolis, Minnesota, was less than its carrying value. Fair value was based on a sale contract less estimated costs to sell. Accordingly, a provision for loss on real estate in the amount of approximately $3,572 was recorded in the third quarter of 2003.

During 2002, internal valuations indicated that the value of Desert Passage, located in Las Vegas, Nevada, and Hollywood & Highland Retail, located in Los Angeles, California, had declined. Accordingly, an additional provision for loss in the amount of approximately $142,431 for Hollywood & Highland Retail and approximately $57,024 for Desert Passage was recorded in 2002. In addition, during the fourth quarter of 2002, the Corporation determined that the fair value of Goddard Corporate Park, located in Lanham, Maryland, was less than its carrying value. Fair value was based on a sale contract less estimated costs to sell. Accordingly, a provision for loss on real estate in the amount of approximately $9,782 was recorded in the fourth quarter of 2002.

12. PROVISION FOR AND LOSS ON INVESTMENTS

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

On August 28, 2003, the Corporation sold its interest in the Subordinated Mortgage collateralized by the Sears Tower to Metropolitan Life Insurance Company for approximately $9,000. The Corporation recorded a loss on investment due to the sale of the Subordinated Mortgage of approximately $15,491.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

12. PROVISION FOR AND LOSS ON INVESTMENTS, continued

In 2002, the Corporation recorded a loss on its investment in the Sears Tower of approximately $48,292 to reduce the carrying value of the Corporation’s investment in the Sears Tower to its estimated fair value of approximately $23,600. In addition, on December 5, 2002, the Corporation sold its interest in Chelsfield plc for approximately $76,622, resulting in a loss on investment of approximately $12,679.

13. INCOME AND OTHER CORPORATE TAXES

Reconciliation of Net Income to Taxable Income

REIT taxable income differs from net income reported for financial reporting purposes due to differences for U.S. federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value of the investments in properties and the timing of revenue recognition, among other things. The following table reconciles the Corporation’s net income (loss) available to common stockholders to taxable income for the years ended December 31, 2004, 2003 and 2002.

	For the years ended December 31
	2004	2003	2002
Net Income (Loss) Available to Common Stockholders	$96,489	$198,527	$(188,783)
Elimination of earnings from unconsolidated subsidiaries	(18,412)	6,897	86
Special dividend not deductible for tax purposes	4,824	5,226	866
Federal income tax (benefit) provision	(1,520)	(50,178)	143
Book/tax differences on losses from disposition	(144,020)	(56,423)	(17,698)
Straight-line rent adjustments	(19,010)	(26,305)	(40,109)
Depreciation and amortization timing differences	36,819	35,143	1,794
Net operating loss utilized	(34,172)	(4,437)	(549)
Provision for losses not deductible for tax	136,295	—	316,410
Dividend income from taxable REIT subsidiaries	21,252	—	—
Other book/tax differences, net	(5,238)	16,980	12,442

REIT Taxable Income	$73,307	$125,430	$84,602

     (Provision) Benefit for Income and Other Corporate Taxes

     The (provision) benefit for income and other corporate taxes is as follows:

	For the years ended December 31
	2004	2003	2002
Provision computed at combined federal and state statutory rates	$—	$—	$—
Franchise, income, alternative minimum and foreign tax	(3,963)	(6,102)	(4,896)
Capital loss carryback	730	26,902	—
Change in reserve	(1,146)	20,977	—

(Provision) Benefit from operations	(4,379)	41,777	(4,896)
(Provision) Benefit on gains and losses	(9,218)	2,333	—

Total (provisions) benefits	$(13,597)	$44,110	$(4,896)

Notes to the Financial Statements
$ in thousands, except share and per share amounts

13. INCOME AND OTHER CORPORATE TAXES, continued

In 2003, the Corporation recognized a tax benefit from a capital loss carryback resulting in a refund of taxes of approximately $29,235. The Corporation had various sale and liquidation transactions that resulted in a capital loss in 2003. For tax purposes, this capital loss was carried back three years to a non-REIT tax year. As a result, the Corporation was able to offset prior year capital gains with this 2003 capital loss, which allowed the Corporation to claim a tax refund. The carryback of the 2003 capital loss to 2000 reinstated a pre-REIT regular net operating loss of approximately $44,748 and an AMT net operating loss of $0. This pre-REIT net operating loss is in addition to a regular net operating loss of approximately $10,927 and AMT net operating loss of approximately $8,653 that originated as a part of the 2002 reorganization. The pre-REIT net operating loss has been fully utilized to offset built-in-gain income recognized by the Corporation.

For the years ended December 31, 2004, 2003, and 2002, the Corporation had net operating loss carryforwards of approximately $10,927, $45,099, and $49,537, respectfully, and AMT credits of approximately $23,537, $21,411, and $21,080, respectively. The current net operating loss carryforward expires between 2020 and 2022. A valuation allowance fully offsets these amounts.

In 1999, the IRS commenced an examination of the Corporation’s prior tax years including the year ended December 31, 1998. In 2000, the Corporation became aware that the IRS was challenging the treatment of two separate dispositions, which were treated as Section 1031 exchanges (non-taxable) during the 1998 tax year. Based on the IRS audit and its assertion that these events were taxable, the Corporation recorded a tax liability of approximately $37,626 in 2000, representing an estimate of the probable tax liability resulting from these two transactions. In the fourth quarter of 2003, the Corporation concluded its appeals process with the IRS concerning the 1998 tax audit. The Corporation and the IRS agreed to a resolution, but as of December 31, 2004, the Corporation had not yet received the final definitive documentation from the IRS evidencing the agreement. At December 31, 2003, the Corporation reduced its tax liability relating to the two transactions to approximately $16,649, which represented the amount owed by the Corporation, agreed to by the Corporation and the IRS. The reduction of the tax liability resulted in a tax benefit of approximately $20,977. The Corporation reduced its original estimate because it believed that the resolution with the IRS was probable and provided a better estimate of the tax liability. In February 2005, the Corporation received the final documentation from the IRS, which is consistent with the previous agreement.

14. GAIN (LOSS) ON DISPOSITION OF REAL ESTATE

During the three years ended December 31, 2004, the Corporation disposed of the following properties and recorded the following gain (loss) on disposition of real estate:

Gain (Loss) on Disposition of Real Estate, Net, During the Year Ended December 31, 2004

Date			Rentable		Net Sale	Gain (Loss)
Sold	Property	Location	Sq. Ft.		Price	On Sale
			(unaudited)
January 15	151 Front Street	Toronto, ON	272,000		$58,228	$20,343
May 10	Residual land	Sarasota, FL	—		1,005	1,005
May 18	Plaza of the Americas(l)	Dallas, TX	588,000	(2)	47,794	(20,724)
June 14	Woodbridge land	Woodbridge, VA	—		15,359	7,380
November 23	Residual Land	Woodbridge, VA	—		4,489	4,489

					$126,875	$12,493

Tax expense related to sale						(5,135)

Gain on disposition of real estate, net						$7,358

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

Notes to the Financial Statements
$ in thousands, except share and per share amounts

14. GAIN (LOSS) ON DISPOSITION OF REAL ESTATE, continued

     Gain on Disposition of Real Estate During the Year Ended December 31, 2003

Date			Rentable	Net Sales	Gain
Sold	Property	Location	Sq.ft.	Price	On Sale
			(unaudited)
January 15	Paseo Colorado	Pasadena, CA	410,000	$111,402	$13,605

		Gain on disposition of real estate		$111,402	$13,605

     Gain on Disposition of Real Estate During the Year Ended December 31, 2002

Date			Rentable	Net Sales	Gain
Sold	Property	Location	Sq.ft.	Price	On Sale
			(unaudited)
January 31	Hanover Office Park	Greenbelt, MD	16,000	$877	$31
February 20	Valley Industrial Park	Seattle, WA	—	27,301	64
April 24	Perimeter Woods	Charlotte, NC	313,000	26,119	34
June 11	Clybourn Center	Chicago, IL	—	11,599	1,710
Various	Residual lands and other	Various	—	4,849	1,157

		Gain on disposition of real estate		$70,745	$2,996

15. GAIN (LOSS) ON DISPOSITION OF DISCONTINUED REAL ESTATE

During the three years ended December 31, 2004, the Corporation sold the following properties that had been designated as held for disposition pursuant to SFAS No. 144:

Gain (Loss) on Disposition of Discontinued Real Estate, Net, During the Year Ended December 31, 2004 for Properties Designated as Held for Disposition Pursuant to SFAS No. 144

Date			Rentable	Net Sales	Gain (Loss)
Sold	Property	Location	Sq. Ft.	Price	On Sale
			(unaudited)
February 27	Hollywood & Highland Retail	Los Angeles, CA	645,000	$114,415	$23,583
February 27	Hollywood & Highland Hotel	Los Angeles, CA	600,000	84,332	8,607
June 24	1441 Main Street	Columbia, SC	274,000	26,415	6,020
June 30	St. Louis Place	St. Louis, MO	337,000	30,097	(8,847)
July 30	Borden Building	Columbus, OH	569,000	28,305	(274)
August 20	Park Central I	Dallas, TX	128,000	4,668	(281)
August 27	1333 Main Street	Columbia, SC	225,000	12,087	112
September 22	Capital Center II & III	Sacramento, CA	529,000	68,940	15,600
September 28	3700 Bay Area Blvd	Houston, TX	399,000	41,992	3,725
November 30	Silver Spring Centre	Silver Spring, MD	216,000	37,018	15,323
December 1	Lakeside Centre/New Market Business Park	Atlanta, GA	1,135,000	91,423	206
December 10	Gateway Center	Pittsburgh, PA	1,468,000	51,185	7,692
December 16	110 William Street	New York, NY	868,000	158,472	55,177
December 17	250 West Pratt Street	Baltimore, MD	368,000	50,509	3,551
December 30	Bank of America Plaza	Columbia, SC	303,000	33,135	(603)

				$832,993	$129,591

Tax expense related to sales, net					(4,083)

Gain on disposition of discontinued real estate, net					$125,508

Notes to the Financial Statements
$ in thousands, except share and per share amounts

15. GAIN (LOSS) ON DISPOSITION OF DISCONTINUED REAL ESTATE, continued

Gain (Loss) on Disposition of Discontinued Real Estate, Net, During the Year Ended December 31, 2003 for Properties Designated as Held for Disposition Pursuant to SFAS No. 144

					Gain/
Date			Rentable	Net Sales	(Loss)
Sold	Property	Location	Sq.ft.	Price	On Sale
			(unaudited)
February 25	Goddard Corporate Park	Lanham, MD	203,000	$17,908	$(890)
March 14	Rosslyn Gateway	Arlington, VA	253,000	53,911	9,429
August 6	Clark Tower	Memphis, TN	650,000	38,907	59
September 25	Esperante Office Building	W. Palm Beach, FL	248,000	59,886	19,155
October 15	Minnesota Center	Minneapolis, MN	289,000	40,236	459
November 19	9800 LaCienega	Los Angeles, CA	358,000	21,915	941
December 15	Park Central II	Dallas, TX	140,000	7,726	838
December 22	Desert Passage	Las Vegas, NV	445,000	239,119	26,510

				$479,608	$56,501

Tax benefit related to sales, net					2,333

Gain on disposition of discontinued real estate, net					$58,834

Gain (Loss) on Disposition of Discontinued Real Estate, Net, During the Year Ended December 31, 2002 for Properties Designated as Held for Disposition Pursuant to SFAS No. 144

					Gain/
Date			Rentable	Net Sales	(Loss)
Sold	Property	Location	Sq.ft.	Price	On Sale
			(unaudited)
June 24	Warner Center,
	Panavision Building	Los Angeles, CA	148,000	$13,461	$(197)
July 12	Plaza West	Bethesda, MD	99,000	19,690	3,339
October 17	McKinney Place	Dallas, TX	146,000	12,650	1,881
December 11	Warner Center	Los Angeles, CA	224,000	32,428	9,693

Gain on disposition of real estate, net				$78,229	$14,716

16. LAWSUIT SETTLEMENT

In December 2004, the Corporation received approximately $3,582 as final settlement of outstanding asbestos property damage claims related to certain of the Corporation’s sold properties.

In July 2003, the Corporation reached an agreement in which the Corporation agreed to end litigation and resolve standing disputes concerning the development and subsequent bankruptcy of the hotel and casino adjacent to the Desert Passage project. In exchange for the Corporation’s agreement to end the development litigation and the Corporation’s agreement to permit and assist in the re-theming of the hotel and casino complex, the other parties to the litigation agreed to dismiss all claims against the Corporation. This settlement agreement was approved by the United States Bankruptcy Court for the District of Nevada in August 2003. In the third quarter of 2003, the Corporation recognized a gain on lawsuit settlement of approximately $26,659 comprised primarily of the forgiveness of debt. The Corporation did not receive any cash proceeds from the litigation settlement.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

17. RELATED PARTY INFORMATION

Transactions During 2004

On October 9, 2003, 4172352 Canada, Inc., an affiliate of Trizec Canada Inc., contributed approximately $4,000 to the Corporation in exchange for preferred membership units in an entity that indirectly held a 91.5% interest in the Hollywood & Highland Hotel. The holders of the preferred membership units were entitled to an initial dividend of 8% per annum, increasing to 12% per annum, as well as any unrecovered capital contribution at the time of liquidation. On February 27, 2004, the Corporation sold the Hollywood & Highland Hotel. The Corporation remitted approximately $4,790 to 4172352 Canada, Inc. in full satisfaction of any outstanding dividends and unrecovered capital contribution.

In December 2004, the Corporation sold 110 William Street, located in New York, New York, to an affiliate of Swig Investment Company, one of the Corporation’s joint venture partners, for a net sale price of approximately $158,472.

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

Notes to the Financial Statements
$ in thousands, except share and per share amounts

17. RELATED PARTY INFORMATION, continued

Transactions During 2002, continued

(iii) Contribution of Chelsfield plc, continued

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

Other Related Party Information

For the periods presented, the Corporation, in the normal course of business, reimbursed its parent and/or affiliates for direct third party purchased services and a portion of salaries for certain employees for direct services rendered. A significant portion of the reimbursements had been for allocated or direct insurance premiums, which amounted to approximately $10,915 for the year ended December 31, 2002. For the year ended December 31, 2003, the Corporation was reimbursed by its parent for insurance premiums, which amounted to approximately $196.

In connection with the Reorganization, the Corporation entered into a tax cooperation agreement with TrizecHahn Office Properties, Limited. Under the agreement, the Corporation agreed to continue to conduct its business activities with regard to the consequences under Canadian tax legislation to TrizecHahn Office Properties, Limited, related Canadian corporations and Trizec Canada Inc. Compliance with this agreement may require the Corporation to conduct its business in a manner that may not always be the most efficient or effective because of potential adverse Canadian tax consequences. Furthermore, incremental costs may be incurred due to the need to reimburse these entities for any negative tax consequences.

In connection with the Reorganization, the Corporation agreed to provide shared services to TrizecHahn, and, therefore, continues to provide certain services to assist TrizecHahn in fulfilling its public disclosure obligations and conducting investor, media and public relations. TrizecHahn agreed to, and continues to, provide accounting services in conjunction with the Reorganization. For the years ended December 31, 2004 and 2003, the Corporation recorded other income of approximately $106 and $404, respectively, for such services provided to TrizecHahn. In addition, the Corporation recorded general and administrative expense for the years ended December 31, 2004 and 2003 of approximately $350 and $478, respectively, for such services provided to the Corporation. At December 31, 2004, the Corporation had a receivable balance of approximately $510 and a payable balance of approximately $460 related to such services. At December 31, 2003, the Corporation had a receivable balance of approximately $404 and a payable balance of approximately $478 related to such services.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

18. REDEEMABLE STOCK

The following classes of stock have been presented on the balance sheet outside of stockholders’ equity as a result of the redemption features available to the holders of the stock.

Class F Convertible Stock

On December 3, 2001, the Corporation authorized and issued 100,000 shares of Class F Convertible Stock with a par value of $0.01 per share.

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

The Corporation has recorded the holder’s redemption feature at $100 at December 31, 2004 and 2003.

Special Voting Stock

On December 3, 2001, the Corporation authorized and issued 100 shares of Special Voting Stock with a par value of $0.01 per share. All shares of Special Voting Stock are held by a subsidiary of Trizec Canada Inc.

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

The Corporation has recorded the holder’s redemption feature at $100 at December 31, 2004 and 2003.

19. STOCKHOLDERS’ EQUITY

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

19. STOCKHOLDERS’ EQUITY, continued

Reorganization, continued

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

The exercise price of certain of these options was less than the Corporation’s share price on May 8, 2002. Accordingly, the Corporation recognized $6,011 as unearned compensation, which represents the intrinsic value of the options on the grant date. The Corporation immediately recorded an expense of $2,002, which represents the options that were already vested on the grant date. During the remainder of 2002, the Corporation amortized $3,212 into income. The remaining $797 of unearned compensation is recognized into earnings over the vesting period of the options.

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock was non-voting, entitled to cumulative dividends at a fixed rate per annum of 7.5% of the redemption value, redeemable at the Corporation’s option at $1,000 per share plus unpaid cumulative dividends and convertible at the holder’s option into a number of shares of common stock equal to $1,000 divided by the fair market value of one share of common stock at the time of conversion, as determined by the Board of Directors.

On April 19, 2002, in connection with the Reorganization, the Corporation paid $111,050 of cumulative dividends on its Series B Convertible Preferred Stock.

On May 7, 2002, all issued and outstanding shares of Series B Convertible Stock were converted into common stock.

Class C Convertible Preferred Stock

The Class C Convertible Preferred Stock was non-voting, entitled to cumulative dividends at a fixed rate per annum of 7% of the redemption value, redeemable at the Corporation’s option after December 28, 2006 at $1,100 per share plus unpaid cumulative dividends and convertible at the holder’s option into a number of shares of common stock equal to $1,100 divided by the fair market value of one share of common stock at the time of the conversion, as determined by the Board of Directors.

On March 29, 2002, in connection with the Reorganization, the Corporation paid $12,405 of cumulative dividends on its Class C Convertible Preferred Stock.

On May 7, 2002, all issued and outstanding shares of Class C Convertible Preferred Stock (except four shares held by a charity which were converted on May 21, 2002) were converted into common stock.

2004 Dividends

On March 10, 2004, the Corporation declared a quarterly dividend of $0.20 per share of common stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. On June 14, 2004, the Corporation declared a quarterly dividend of $0.20 per share of common stock, payable on July 15, 2004, to the holders of record at the close of business on June 30, 2004. On September 14, 2004, the Corporation declared a quarterly dividend of $0.20 per share of common stock, payable on October 15, 2004, to the holders of record at the close of business on September 30, 2004. On December 10, 2004, the Corporation declared a quarterly dividend of $0.20 per share of common stock, payable on January 15, 2005, to the holders of record at the close of business on December 31, 2004. The aggregate amount of

Notes to the Financial Statements
$ in thousands, except share and per share amounts

19. STOCKHOLDERS’ EQUITY, continued

2004 Dividends, continued

dividends paid on April 15, 2004, July 15, 2004, October 15, 2004, and January 15, 2005 totaled approximately $30,488, $30,496, $30,518, and $30,557, respectively.

On March 10, 2004, the Corporation declared an aggregate dividend of approximately $5 for the Class F convertible stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. The Corporation accrued an additional $1 dividend for the Class F convertible stock on March 31, 2004, June 30, 2004, September 30, 2004, and December 31, 2004, respectively.

On March 10, 2004, the Corporation declared an aggregate dividend of approximately $629 for the special voting stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004, and accrued an additional $674 dividend for the special voting stock. On June 14, 2004, the Corporation declared an aggregate dividend of approximately $629 for the special voting stock, payable on July 15, 2004, to the holders of record at the close of business on June 30, 2004, and accrued an additional $587 dividend for the special voting stock. On September 14, 2004, the Corporation declared an aggregate dividend of approximately $1,719 for the special voting stock, payable on October 15, 2004, of which, approximately $326 had been previously accrued, to the holders of record at the close of business on September 30, 2004. On December 10, 2004, the Corporation declared an aggregate dividend of approximately $1,843 for the special voting stock, payable on January 15, 2005, of which approximately $935 had been previously accrued to the holders of record at the close of business on December 31, 2004.

For federal income tax purposes, 84.1% of the dividends paid to common stockholders in 2004 represents ordinary income. Approximately 21.0% of the ordinary dividend income is treated as qualified dividends. Approximately 15.9% of the dividends paid to common stockholders in 2004 represents return of capital. The AMT adjustments apportioned to the common stockholders in 2004 was $(0.13) per share.

2003 Dividends

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

For federal income tax purposes, 100% of the dividends paid to common stockholders in 2003 represents ordinary income. Approximately 0.4% of the ordinary dividend income is treated as qualified dividends. The AMT adjustments apportioned to the common stockholders in 2003 was $(0.03) per share.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

19. STOCKHOLDERS’ EQUITY, continued

2002 Dividends

In connection with the Reorganization, on April 19, 2002, the Corporation paid cash dividends of $519,753, of which $51,425 has been charged to retained earnings and the remainder has been charged against additional paid in capital. The 8,772,418 warrants issued in connection with the Reorganization were recognized as a non-cash dividend of $24,208, the fair value of the warrants.

During 2002, the Corporation declared and paid three quarterly dividends of $0.0875 per share of common stock, totaling $39,383. In addition, pursuant to the terms of the Special Voting Stock, the Corporation declared and paid three quarterly special dividends totaling $866, which represented the withholding taxes on the Common Stock dividends paid to Trizec Canada Inc. and its subsidiaries subsequent to the Reorganization.

For federal income tax purposes, 100% of the dividends paid to common stockholders in 2002 represents return of capital. The AMT adjustments apportioned to the common stockholders in 2002 was $0.01 per share.

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

Treasury Stock

During the year ended December 31, 2004, common shares held in treasury increased by approximately $88 due to 5,403 common shares surrendered as payment of statutory withholdings for the vesting of restricted common stock.

During the year ended December 31, 2004, common shares held in treasury increased by approximately $90 due to the forfeiture of 8,200 shares of restricted stock.

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

Notes to the Financial Statements
$ in thousands, except share and per share amounts

20.	LONG TERM INCENTIVE PLAN AND OTHER AWARDS

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

A maximum of 19,000,000 shares of Trizec Properties common stock were approved to be issued under the Plan. At December 31, 2004, 10,185,972 shares were available for future awards under the 2002 Plan.

Stock Options

The Corporation did not grant non-qualified stock options during the year ended December 31, 2004.

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

The table below shows the movements during the years ended December 31, 2004, 2003, and 2002 in the stock options that the Corporation has granted. Prior to Reorganization, the Corporation did not have a stock option plan.

	Weighted Average	Number of
	Price	Options
Balance at December 31, 2001	$—	—
Options granted	16.91	9,368,932
Options exercised	14.49	(124,400)
Options canceled/forfeited	19.11	(669,100)

Balance at December 31, 2002	16.77	8,575,432
Options granted	8.66	2,297,500
Options canceled/forfeited	17.22	(1,675,768)

Balance at December 31, 2003	14.66	9,197,164
Options exercised	12.21	(742,612)
Options canceled/forfeited	16.20	(1,158,369)

Balance at December 31, 2004	$14.67	7,296,183

Notes to the Financial Statements
$ in thousands, except share and per share amounts

20.	LONG TERM INCENTIVE PLAN AND OTHER AWARDS, continued

Stock Options, continued

The following table summarizes certain information about the outstanding options at December 31, 2004:

	Outstanding Options
		Wtd. Avg. years		Exercisable Options
		remaining before	Wtd. Avg. Exercise		Wtd. Avg. Exercise
Range of Prices	Number Outstanding	expiration	Price	Number Exercisable	Price
$ 8.61 to $11.64	1,679,467	8.19	$8.68	429,294	$8.70
$11.94 to $14.58	1,601,175	3.96	12.90	1,601,175	12.90
$14.87 to $17.98	2,056,917	2.57	15.90	2,026,842	15.88
$18.16 to $22.01	1,958,624	2.99	19.96	1,729,624	20.18

	7,296,183	4.28	$14.67	5,786,935	$15.81

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002
Expected Dividend Yield	9.2%	8.2%
Expected Price Volatility	24.7%	25.5%
Risk Free Interest Rate	2.7%	4.5%
Expected Life of Options Fair Value of Options	5-Years	5-Years
	$0.59	$1.63

Restricted Stock, Restricted Units and Restricted Stock Rights

During the year ended December 31, 2004, the Corporation awarded 405,950 restricted stock rights and 115,700 performance based restricted stock rights to certain employees. These restricted stock rights and performance based restricted stock rights had fair values of approximately $6,816 and $1,943, respectively, on the date of grant. The restricted stock rights vest ratably over periods of three to five years. The performance based restricted stock rights vest ratably over a period of five years provided that specific performance objectives are achieved. Compensation expense will be charged to earnings over the vesting period.

During the year ended December 31, 2004, the Corporation awarded 14,056 restricted stock rights to certain directors of the Corporation. These restricted stock rights had a fair value of approximately $229 on the date of grant. The restricted stock rights vest on January 1, 2005. Compensation expense will be charged to earnings over the vesting period.

During the year ended December 31, 2003, the Corporation awarded 172,500 shares of restricted common stock and 172,500 shares of performance based restricted common stock to certain employees. These shares of restricted common stock and performance based restricted common stock had fair values of approximately $1,894 and $1,894, respectively, on the date of grant. The restricted common stock vests ratably over five years. The performance based restricted common stock vests over periods from one to five years provided that specific performance objectives are achieved. Compensation expense will be charged to earnings over the vesting period. In December 2003, certain employees elected to have 116,500 shares of restricted common stock and 116,500 shares of performance based restricted common stock cancelled and were issued 116,500 restricted units and 116,500 performance based restricted units in their place. The restricted units vest over the same five-year period and have the same fair value as the restricted common shares cancelled. The performance based restricted units vest over the same one to five year period, provided that specific performance objectives are achieved, and have the same fair value as the performance based restricted common shares cancelled. Holders of the restricted units and performance based restricted units have the option to defer settlement of such units for a period of at least three additional years. Compensation expense will be charged to earnings over the vesting period.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

20.	LONG TERM INCENTIVE PLAN AND OTHER AWARDS, continued

Warrants

In connection with the Reorganization, the Corporation issued 8,772,418 warrants. The table below summarizes the movement in the warrants outstanding during the years ended December 31, 2004, 2003, and 2002. Prior to Reorganization, the Corporation did not have warrants outstanding.

	Weighted	Number of
	Average Price	Warrants
Balance at December 31, 2001	$—	—
Warrants granted	15.58	8,772,418
Warrants exercised	14.05	(59,400)
Warrants canceled/forfeited	15.97	(1,365,100)

Balance at December 31, 2002	15.51	7,347,918
Warrants exercised	10.48	(1,704,250)
Warrants canceled/forfeited	18.01	(2,369,534)

Balance at December 31, 2003	16.34	3,274,134
Warrants exercised	14.19	(263,581)
Warrants canceled/forfeited	20.83	(632,261)

Balance at December 31, 2004	$15.38	2,378,292

The following table summarizes certain information abut the outstanding warrants at December 31, 2004:

	Outstanding Warrants
		Wtd. Avg. years		Exercisable Warrants
		remaining before	Wtd. Avg. Exercise		Wtd. Avg. Exercise
Range of Prices	Number Outstanding	expiration	Price	Number Exercisable	Price
$14.51 to $14.99	770,125	1.23	$14.84	770,125	$14.84
$15.15 to $15.50	600,000	3.01	15.21	600,000	15.21
$15.57 to $20.41	1,008,167	2.29	15.90	1,008,167	15.90

	2,378,292	2.13	$15.38	2,378,292	$15.38

21.	EARNINGS PER SHARE

For the year ended December 31, 2004, basic and dilutive weighted average shares outstanding were 151,596,514 and 153,109,854, respectively. In computing weighted average dilutive shares outstanding, basic weighted average shares outstanding were increased by 1,513,340 in respect to stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 3,306,598 stock options, 707,000 warrants and 535,706 shares of restricted stock and restricted stock rights. The dilutive shares were calculated based on $16.20 per share, which represents the average daily trading price for the year ended December 31, 2004.

For the year ended December 31, 2003, basic and dilutive weighted average shares outstanding were 150,005,663 and 150,453,281, respectively. In computing weighted average dilutive shares outstanding, basic weighted average shares outstanding were increased by 447,618 in respect to stock options and warrants that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 8,671,032 stock options and 5,966,918 warrants. The dilutive shares were calculated based on $11.31 per share, which represents the average daily trading price for the year ended December 31, 2003.

In connection with the Reorganization on May 8, 2002, the Corporation modified the number of its issued and outstanding shares of common stock as described in Note 19 and issued 8,368,932 options and 8,772,418 warrants to purchase shares of common stock. This resulted in 149,849,246 shares of common stock and 17,141,350 options and warrants being outstanding on May 8, 2002.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

21.	EARNINGS PER SHARE, continued

Basic and diluted earnings per share of common stock for the year ended December 31, 2002 have been computed as if the 149,849,246 shares of common stock and 17,141,350 stock options and warrants had been issued and outstanding as of the beginning of each respected period. All Trizec Properties common stock equivalents were considered for the purpose of determining dilutive shares outstanding. The Corporation used the average daily trading price from May 8, 2002 through December 31, 2002 to determine the dilutive effect for the year ended December 31, 2002. Therefore, basic and diluted earnings per share of common stock are referred to as pro forma for the year ended December 31, 2002.

For the year ended December 31, 2002, basic and dilutive weighted average shares outstanding were 149,477,187. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 8,575,432 stock options and 7,347,918 warrants. The dilutive shares were calculated based on $12.61 per share, which represents the average daily trading price from May 8, 2002 through December 31, 2002.

	For the years ended December 31
	2004	2003	2002
Income (Loss) from continuing operations	$47,415	$135,065	$(38,329)
Gain on disposition of real estate, net	7,358	11,351	2,996
Less: Special voting and Class F convertible stockholders’ dividends	(4,824)	(5,226)	(866)

Income (Loss) from Continuing Operations Available to Common Stockholders	49,949	141,190	(36,199)

Discontinued operations	46,540	61,182	(152,584)
Cumulative effect of a change in accounting principle	—	(3,845)	—

Net Income (Loss) Available to Common Stockholders	$96,489	$198,527	$(188,783)

			Pro forma

Basic Earnings per Common Share
Income (Loss) from continuing operations available to common stockholders	$0.33	$0.94	$(0.24)
Discontinued operations	0.31	0.41	(1.02)
Cumulative effect of a change in accounting principle	—	(0.03)	—

Net Income (Loss) Available to Common Stockholders	$0.64	$1.32	$(1.26)

			Pro forma

Diluted Earnings per Common Share
Income (Loss) from continuing operations available to common stockholders	$0.33	$0.94	$(0.24)
Discontinued operations	0.30	0.41	(1.02)
Cumulative effect of a change in accounting principle	—	(0.03)	—

Net Income (Loss) Available to Common Stockholders	$0.63	$1.32	$(1.26)

			Pro forma

Weighted average shares outstanding
Basic	151,596,514	150,005,663	149,477,187

Diluted	153,109,854	150,453,281	149,477,187

Notes to the Financial Statements
$ in thousands, except share and per share amounts

22.	EMPLOYEE BENEFIT PLANS

401(k) Plans

The TrizecHahn USA Employee 401(k) Plan and the TrizecHahn Developments Employee 401(k) Plan were established to cover eligible employees of Trizec Properties and TrizecHahn Development Inc. and employees of any designated affiliates. The two plans were merged on December 8, 2002 (the “401(k) Plan”). The 401(k) Plan permits eligible persons to defer up to 30% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. In 2004, 2003 and 2002, Trizec Properties and TREHI matched dollar for dollar employee contributions to the 401(k) Plan up to 5% of the employee’s annual compensation not to exceed $6. The Corporation incurred expense of approximately $1,641, $1,646 and $1,643 for the years ended December 31, 2004, 2003 and 2002, respectively, related to the 401(k) Plan.

Deferred Compensation Plans

Two of the Corporation’s subsidiaries had deferred compensation plans for a select group of management and highly compensated employees. Effective May 5, 2003, the two plans were merged (the “2003 Plan”).

Under the 2003 Plan, employees are permitted to defer up to 100% of their base salary and/or bonus on a pre-tax basis and to invest the deferred amount in various investment options. Additionally, the Corporation may make discretionary contributions under the 2003 Plan on behalf of participants. Upon completion of a minimum deferral period of four years, participants may elect to release a portion of the deferred amount. In connection with the deferred compensation plan, a grantor trust has been established and contributions are made to the trust in amounts equal to participants’ deferrals and any discretionary contributions. Amounts deferred, and discretionary contributions if any, are expensed as funded. The Corporation incurred expense of approximately $13, $38 and $38 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the Corporation had assets, included in prepaid expenses and other assets, of approximately $5,614 and a liability of approximately $2,605, representing the contributions to the 2003 Plan and obligations to the 2003 Plan, respectively. As of December 31, 2003, the Corporation had assets, included in prepaid expenses and other assets, of approximately $5,610 and a liability of approximately $3,528, representing the contributions to the 2003 Plan and obligations to the 2003 Plan, respectively.

On December 10, 2003, the Compensation Committee and the Corporation’s Board of Directors approved a deferred compensation plan effective as of January 1, 2004 (the “2004 Plan”). Under the 2004 Plan, a select group of management and highly compensated employees of the Corporation are permitted to defer up to 75% of their base salary and/or up to 100% of their commission and bonus on a pre-tax basis and to invest the deferred amount in various investment options. The minimum amount of salary, commissions or bonus that may be deferred is one percent, but not less than $5 per deferral period. In addition, the 2004 Plan permits certain employees who receive restricted stock rights to defer settlement of such awards. The Corporation may make discretionary contributions under the 2004 Plan on behalf of participants. Such employees can elect to receive the deferred amounts as either a lump sum payment or annual installments for up to five years after a minimum five-year deferral period. Amounts deferred and discretionary contributions, if any, are expensed as funded. The Corporation incurred expense of approximately $52 for the year ended December 31, 2004. As of December 31, 2004, the Corporation had a liability of approximately $730, representing the obligations to the 2004 Plan.

Employee Stock Purchase Plan

On March 18, 2003, the Board of Directors of the Corporation approved an employee stock purchase plan (the “ESPP”) that became effective upon approval by the Corporation’s stockholders on May 29, 2003. A total of 2,250,000 shares of the Corporation’s common stock are available for purchase under the ESPP. All employees of the Corporation and certain designated subsidiaries of the Corporation are eligible to participate in the ESPP as of the first month following the completion of six months of continuous employment. The ESPP provides for an offering period which generally runs from March 1 to February 28 or 29 of each year; however, the initial offering period under the ESPP ran from September 2, 2003 through February 29, 2004. Eligible employees may purchase shares worth up to $25 in fair market value per calendar year. The purchase price of the common stock under the ESPP is 85% of the lower of the fair

Notes to the Financial Statements
$ in thousands, except share and per share amounts

22.	EMPLOYEE BENEFIT PLANS, continued

Employee Stock Purchase Plan, continued

market value of the common stock on (a) the first day of the offering period or (b) the date when the shares are purchased. Shares are purchased on the last trading day of each calendar month. For the year ended December 31, 2004, 92,431 shares had been issued to employees under the ESPP. For the year ended December 31, 2003, 35,925 shares had been issued to employees under the ESPP.

Long-Term Outperformance Compensation Program

On October 21, 2004, the Compensation Committee of the Corporation’s Board of Directors made awards to certain senior executives of the Corporation under a long-term incentive compensation program known as the Trizec Properties, Inc. 2004 Long-Term Outperformance Compensation Program (the “OPP”). The OPP was designed as a feature of the Trizec Properties, Inc. 2002 Long-Term Incentive Plan, as amended (the “LTIP”), which plan previously was approved by the Corporation’s stockholders, to provide meaningful incentives to senior executives to increase stockholder value by aligning the interests of senior management with the interests of the Corporation’s stockholders. The size and dollar value of the incentive pool, if any, will depend on the extent to which the Corporation’s performance over a three-year period commencing on October 20, 2004 and ending on October 19, 2007, as measured by the Corporation’s total rate of return to stockholders, exceeds a pre-established performance threshold. The pre-established performance threshold under the OPP is equal to the greater of (a) 110% of the average of the total rate of return to stockholders achieved by members of a pre-determined peer group of companies over the three-year measurement period and (b) a 10% total annual rate of return to the Corporation’s stockholders, compounded annually over the three-year measurement period. The aggregate award amount potentially allocable to the senior executives will be a dollar amount equal to 6% of the product of (a) the Corporation’s total rate of return to stockholders over the three-year measurement period minus the pre-established performance threshold, multiplied by (b) the Corporation’s market capitalization on October 20, 2004. The aggregate award amount will be paid in the form of shares of restricted stock granted under the LTIP. Subject to certain limited exceptions, the aggregate award amount and maximum number of shares of restricted stock issuable to participants may not exceed the lesser of (a) $25,000 and (b) 2.5% of the aggregate number of shares of the Corporation’s common stock outstanding on a fully diluted basis as of October 19, 2007. The fair value of the award on October 20, 2004 was $1,720. The Corporation will amortize the value of the award in accordance with SFAS No. 123 over the vesting period. Seventy-five percent of the award vests on October 19, 2007 and 25% of the award vests on October 19, 2008.

23.	ESCROWED SHARE GRANTS

On November 9, 2000, TrizecHahn Corporation made grants of escrowed shares to 26 U.S. employees under which an escrow agent purchased a total of 904,350 TrizecHahn subordinate voting shares in the open market and deposited them in escrowed accounts. The grants were made for the purpose of retaining key employees. In connection with the Reorganization, the TrizecHahn subordinate voting shares in escrow were exchanged in the same manner that all other subordinate voting shares of TrizecHahn were exchanged. The employee is entitled to the voting rights and dividends paid on the shares during the escrow period. One-third of the share grant vests and is released to the employee on each of the anniversary dates of the grant over a three-year period. Under the terms of the grants, an employee who voluntarily terminates employment, unless such termination was the result of the alteration by the Corporation of the essential terms of employment without the employee’s consent in a manner materially adverse to the employee, or whose employment was terminated for cause, forfeited any entitlement to the shares not yet released from escrow. Fully accelerated vesting occurred if an employee’s employment was terminated by the Corporation without cause, by an employee as a result of the alteration by the Corporation of the essential terms of employment without the employee’s consent in a manner materially adverse to the employee, or due to the death of the employee. Upon a change of control, some employees were also entitled to receive fully accelerated vesting. The first and second tranches of shares vested on November 9, 2001 and November 9, 2002, respectively. Prior to the vesting of the third tranche,

Notes to the Financial Statements
$ in thousands, except share and per share amounts

23.	ESCROWED SHARE GRANTS, continued

a limited number of the employees who received grants were given the opportunity to defer the vesting until a later date. Five of the eligible employees deferred their vesting, so that on November 9, 2003, 174,034 shares that had not been deferred, fully vested and 55,004 shares remained unvested due to these deferrals. On February 22, 2004, all of the remaining grants vested. The cost of acquiring the shares of $12,402 was being amortized to compensation expense, on a straight-line basis, over the vesting period. Amounts expensed in respect of the escrowed share grants totaled approximately $2,598 and $3,856 for the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, 14,365 shares reverted back to the Corporation with an unamortized unearned compensation amount of approximately $197 and are held in treasury. During the year ended December 31, 2002, 3,646 shares reverted back to the Corporation with an unamortized unearned compensation amount of approximately $40 and are held in treasury.

24.	CONTINGENCIES

Litigation

The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims that arise from time to time. While the final outcome with respect to claims and litigation pending at December 31, 2004, cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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

Notes to the Financial Statements
$ in thousands, except share and per share amounts

24.	CONTINGENCIES, continued

Environmental, continued

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

Insurance

The Corporation carries insurance on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Corporation believes all of its properties are adequately insured. The property insurance that has been maintained historically has been on an “all risk” basis, which, until 2003, included losses caused by acts of terrorism. Following the terrorist activity of September 11, 2001 and the resulting uncertainty in the insurance market, insurance companies generally excluded insurance against acts of terrorism from their “all risk” policies. As a result, the Corporation’s “all risk” insurance coverage contained specific exclusions for losses attributable to acts of terrorism. In light of this development, for 2003 the Corporation purchased stand-alone terrorism insurance on a portfolio-wide basis with annual aggregate limits that it considers commercially reasonable, considering the availability and cost of such coverage. Such terrorism coverage carried an aggregate limit of $250,000 on a portfolio-wide basis. Effective December 31, 2003, the Corporation amended its insurance coverage for acts of terrorism as a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”) enacted by Congress and signed into law by President Bush in November 2002. Effective December 31, 2003, the Corporation formed a wholly-owned taxable REIT subsidiary, Concord Insurance Limited (“Concord”), to act as a captive insurance company and be the primary carrier with respect to its terrorism insurance program. The Corporation’s expired terrorism insurance program that provided a limit of $250,000 in the aggregate per year was replaced with a terrorism insurance program with a limit of $500,000 per occurrence, as prescribed under the provisions of TRIA. This current terrorism insurance program provides coverage for certified nuclear, chemical and biological exposure, whereas the previous insurance program did not cover such exposure. Under TRIA, the Corporation has a per occurrence deductible of $100 and retains responsibility for 10% of the cost of each nuclear, chemical and biological certified event up to a maximum of $50,000 per occurrence. If the certified terrorism event is not found to be a nuclear, chemical or biological event, the Corporation’s 10% exposure is limited to the $100 deductible. The federal government is obligated to cover the remaining 90% of the loss above the deductible up to $100,000,000 in the aggregate annually. Since the limit with respect to the Corporation’s portfolio may be less than the value of the affected properties, terrorist acts could result in property damage in excess of its current coverage, which could result in significant losses to the Corporation due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstance could have a material adverse effect on the Corporation’s financial condition and results of operations. In the future, the Corporation may obtain different coverage depending on the availability and cost of third party insurance in the marketplace.

During 2003, the Corporation received notices to the effect that its insurance coverage against acts of terrorism may not comply with loan covenants under certain debt agreements. The Corporation reviewed its coverage and believes that it complied with these documents and that its insurance coverage adequately protected the lenders’ interests. The Corporation initiated discussions with these lenders to satisfy their concerns and assure that their interests and the Corporation’s interests are adequately protected. As a result of the Corporation’s discussions, the lenders who sent such notices in 2003 accepted the insurance coverage that the Corporation provided, one of whom did so with a formal irrevocable waiver for the 2003 policies. The Corporation did not receive any such notices in 2004.

The new terrorism insurance program described above became effective on December 31, 2003. Because the program relies upon TRIA, which was not signed into law until November 2002, it may not conform to the formal insurance requirements of the loan covenants that pre-dated TRIA. While the Corporation

Notes to the Financial Statements
$ in thousands, except share and per share amounts

24.	CONTINGENCIES, continued

Insurance, continued

believes it is in compliance with its loan covenants, a lender may take the position that the Corporation’s insurance program is not in compliance with covenants in a debt agreement and the Corporation could be deemed to be in default under the agreement. In that case, the Corporation may decide to obtain insurance to replace or supplement its insurance program in order to fulfill the lender’s request. While the Corporation believes its terrorism insurance coverage meets the formal and substantive provisions of its loan agreements, a lender under one of its loan agreements has verbally indicated that the Corporation’s terrorism insurance may not meet the precise requirements of a loan agreement. The Corporation has not received, nor does it expect to receive, a notice of default from the lender. Furthermore, the lender has stated that a written waiver will be provided to the Corporation or that the loan will be amended to ensure that the Corporation’s coverage will be compliant. In the future, the Corporation’s ability to obtain debt financing, and/or the terms of such financing, may be adversely affected if lenders insist upon additional requirements or greater insurance coverage against acts of terrorism than may be available to the Corporation in the marketplace at rates, or on terms, that are commercially reasonable.

Effective May 1, 2004, the Corporation elected to also utilize Concord to underwrite its general liability and workers compensation insurance programs. Under such insurance programs, the Corporation is generally responsible for up to $250 per claim for both general liability and workers compensation. The Corporation maintains excess liability insurance with independent insurance carriers to minimize risks related to catastrophic claims. Liabilities associated with the risks that are retained by the Corporation are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Insofar as the Corporation owns Concord, it is responsible for its liquidity and capital resources, and the accounts of Concord are part of the Corporation’s consolidated financial statements. If the Corporation experiences a loss and Concord is required to pay under its insurance policies, the Corporation would ultimately record the loss to the extent of Concord’s required payment.

Effective December 31, 2004, the Corporation formed Concordia Insurance LLC and Chapman Insurance LLC to underwrite terrorism, general liability and workers compensation insurance programs for its wholly owned and joint venture properties, respectively. Effective December 31, 2004, Concord will underwrite terrorism, general liability and workers compensation insurance programs only for properties the Corporation has third party management agreements with.

The Corporation’s earthquake insurance on its properties located in areas known to be subject to earthquakes is in an amount and subject to deductibles that the Corporation believes are commercially reasonable. However, the amount of earthquake insurance coverage may not be sufficient to cover all losses from earthquakes. Since the limit with respect to the Corporation’s portfolio may be less than the value of the affected properties, earthquakes could result in property damage in excess of its current coverage, which could result in significant losses to the Corporation due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstances could have a material adverse effect on the Corporation’s financial condition and results of operations. As a result of increased costs of coverage and decreased availability, the amounts of the third party earthquake insurance the Corporation may be able to purchase on commercially reasonable terms may be reduced. In addition, the Corporation may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Corporation’s estimate of the value of the coverage.

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

Notes to the Financial Statements
$ in thousands, except share and per share amounts

24.	CONTINGENCIES, continued

Insurance, continued

the property. Any such loss could materially and adversely affect the Corporation’s business and financial condition and results of operations.

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

The Corporation has determined that its reportable segments are those that are based on the Corporation’s method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan area for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington D.C. and secondary markets. The Corporation primarily evaluates operating performance based on internal operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes, and include properties that have been designated as held for disposition and reported as discontinued operations. Of the properties reported as discontinued operations, four are in Washington, D.C.; three are in Dallas, TX; three are in Los Angeles, CA; two are in Atlanta, GA; one is in Houston, TX; one is in New York, NY; and twelve are in the secondary markets of West Palm Beach, FL; Memphis, TN; Minneapolis, MN; Columbia, SC; St. Louis, MO; Columbus, OH; Tulsa, OK; Sacramento, CA; Pittsburgh, PA and Baltimore, MD. In addition, two properties located in Los Angeles, CA and one property located in Las Vegas, NV are included in corporate and other. Internal operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 – Significant Accounting Policies, except that real estate operations conducted through unconsolidated joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level.

The following presents internal property operating income by reportable segment for the years ended December 31, 2004, 2003 and 2002.

Notes to the Financial Statements
$ in thousands, except share and per share amounts

25.	SEGMENTED INFORMATION, continued

For the years ended December 31, 2004, 2003 and 2002

	Office Properties
	Atlanta			Chicago			Dallas			Houston
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
Property operations
Total property revenue	$88,532	$88,499	$85,923	$75,137	$71,277	$69,402	$88,304	$93,279	$101,877	$122,387	$128,138	$128,787
Total property expense	(35,800)	(36,912)	(34,933)	(33,863)	(34,567)	(31,437)	(47,136)	(54,722)	(57,760)	(61,084)	(61,218)	(61,470)

Internal operating income	$52,732	$51,587	$50,990	$41,274	$36,710	$37,965	$41,168	$38,557	$44,117	$61,303	$66,920	$67,317

Internal property assets	$406,837	$513,308		$382,680	$383,835		$503,372	$626,117		$434,726	$465,220

	Office Properties, continued
	Los Angeles			New York			Washington D.C.
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Property operations
Total property revenue	$72,217	$66,016	$59,449	$217,761	$215,181	$208,637	$118,926	$117,338	$128,444
Total property expense	(33,380)	(30,476)	(26,663)	(100,057)	(99,277)	(92,323)	(45,509)	(47,735)	(49,742)

Internal operating income	$38,837	$35,540	$32,786	$117,704	$115,904	$116,314	$73,417	$69,603	$78,702

Internal property assets	$748,814	$324,550		$936,574	$1,026,939		$836,287	$779,203

	Office Properties, continued
	Secondary Markets			Corporate and Other			Total
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Property operations
Total property revenue	$131,188	$180,545	$196,606	$31,574	$103,185	$141,332	$946,026	$1,063,458	$1,120,457
Total property expense	(73,200)	(98,438)	(104,021)	(10,549)	(66,778)	(89,220)	(440,578)	(530,123)	(547,569)

Internal operating income	$57,988	$82,107	$92,585	$21,025	$36,407	$52,112	$505,448	$533,335	$572,888

Internal property assets	$446,563	$824,709		$219,688	$431,045		$4,915,541	$5,374,926

Notes to the Financial Statements
$ in thousands, except share and per share amounts

25. SEGMENTED INFORMATION, continued

The following is a reconciliation of internal property operating income to income (loss) from continuing operations.

	For the years ended December 31,
	2004	2003	2002
Internal property revenue	$946,026	$1,063,458	$1,120,457
Less: Real estate joint venture property revenue	(101,142)	(115,044)	(123,206)
Less: Discontinued operations	(132,747)	(236,943)	(275,345)

Total revenues	712,137	711,471	721,906

Internal property operating expenses	(440,578)	(530,123)	(547,569)
Less: Real estate joint venture operating expenses	46,423	57,389	71,590
Less: Discontinued operations	72,144	132,307	145,357

Total operating expenses and property taxes	(322,011)	(340,427)	(330,622)

General and administrative, exclusive of stock option grant expense	(38,456)	(39,304)	(44,935)
Depreciation and amortization	(145,290)	(135,987)	(130,183)
Stock option grant expense	(1,303)	(1,054)	(5,214)
Reorganization recovery	—	—	3,260
Provision for loss on real estate	(12,749)
Loss on and provision for loss on investment	(14,558)	(15,491)	(60,784)
Interest and other income	5,403	7,398	6,067
Foreign currency exchange gain	3,340	—	—
(Loss) Gain on early debt retirement	(7,032)	2,262	—
Recovery on insurance claims	739	6,673	3,800
Interest expense	(146,584)	(150,622)	(150,863)
Derivative gain	1,073
Lawsuit settlement	3,676	26,659	—
(Provision) benefit for income and other corporate taxes, net	(4,379)	41,777	(4,896)
Minority interest	(1,834)	(1,626)	1,766
Income from unconsolidated real estate joint ventures including provision for loss on investment ($58,800 for 2002)	15,243	23,336	(47,631)

Income (Loss) from Continuing Operations	$47,415	$135,065	$(38,329)

The following is a reconciliation of internal property assets to consolidated total assets.

	2004	2003
Internal property assets	$4,915,541	$5,374,926
Less: Pro rata real estate joint venture assets	(509,770)	(479,382)
Add: Investment in unconsolidated real estate joint ventures	119,641	231,185

Total Assets	$4,525,412	$5,126,729

Notes to the Financial Statements
$ in thousands, except share and per share amounts

26. INTERIM FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect the Corporation’s selected quarterly information for the years ended December 31, 2004 and 2003. Certain 2004 and 2003 amounts have been reclassified to the current presentation of discontinued operations.

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$188,933	$157,619	$180,208	$185,377

Income (Loss) before income taxes, minority interest, income from unconsolidated real estate joint ventures, discontinued operations, gain (loss) on disposition of real estate, net, and cumulative effect of a change in accounting principle	24,233	(9,472)	9,782	13,842

Income (Loss) from continuing operations	27,903	(8,864)	13,197	15,179

Discontinued operations	41,933	(115,655)	36,098	84,164

Gain (Loss) on disposition of real estate, net	14,771	(12,426)	249	4,764

Net income (loss)	84,607	(136,945)	49,544	104,107

Net income (loss) available to common stockholders	$83,303	$(138,162)	$48,150	$103,198

Net income (loss) available to common stockholders:
Basic	$0.55	$(0.91)	$0.32	$0.68
Diluted	$0.55	$(0.91)	$0.31	$0.67

Weighted average shares:
Basic	151,124,515	151,609,430	151,762,295	151,884,824
Diluted	152,767,608	151,609,430	153,351,683	153,470,355

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$177,549	$175,765	$177,682	$180,475

Income before income taxes, minority interest, income from unconsolidated real estate joint ventures, discontinued operations, gain on disposition of real estate, net, and cumulative effect of a change in accounting principle	21,457	18,991	24,919	6,211

Income from continuing operations	29,894	20,727	39,730	44,714

Discontinued operations	17,577	(9,387)	21,596	31,396

Gain on disposition of real estate, net	11,351	—	—	—

Cumulative effect of a change in accounting principle	—	—	—	(3,845)

Net income	58,822	11,340	61,326	72,265

Net income available to common stockholders	$58,039	$10,710	$58,822	$70,956

Net income available to common stockholders:
Basic	$0.39	$0.07	$0.39	$0.47
Diluted	$0.39	$0.07	$0.39	$0.47

Weighted average shares:
Basic	149,785,046	149,785,046	149,933,043	150,512,323
Diluted	149,809,100	150,289,382	150,521,687	151,519,320

Schedule III – Real Estate and
Accumulated Depreciation at December 31, 2004

						Subsequent Costs
				Initial Cost to Company		Capitalized, Net		Total Cost at 12/31/04
												Date of
			Encumbrances		Building and		Building and		Building and		Accumulated	Construction/		Depreciable
Description	Notes	Location	at 12/31/04	Land	additions	Land	additions	Land	additions	Total (1)	Depreciation	Renovation	Date Acquired	Lives (2)
Properties held for the long term
Rental Properties
Atlanta
Interstate North Parkway		Atlanta, GA	$(51,115)	$6,900	$63,619	$—	$28,779	$6,900	$92,398	$99,298	$(16,672)	1973/84/01	Dec. 10/98	40
Colony Square		Atlanta, GA	(61,546)	8,900	53,408	—	18,492	8,900	71,900	80,800	(13,773)	1970/73/95	Dec. 23/96	40
The Palisades		Atlanta, GA	—	7,250	67,499	—	16,303	7,250	83,802	91,052	(16,037)	1981/83/99	Dec. 16/98	40
Midtown Plaza		Atlanta, GA	(42,295)	9,093	52,923	—	5,664	9,093	58,587	67,680	(11,677)	1984/85	Nov. 19/97	40
One Alliance Center	3	Atlanta, GA	(68,547)	10,079	—	—	87,769	10,079	87,769	97,848	(9,214)	2001	Dec. 16/98	40

Total – Atlanta			(223,503)	42,222	237,449	—	157,007	42,222	394,456	436,678	(67,373)

Chicago
Franklin Garage		Chicago, IL	—	30,438	10,612	—	1,390	30,438	12,002	42,440	(2,004)	1974	Dec. 3/97	40
Two North LaSalle		Chicago, IL	(41,726)	9,305	54,094	—	19,632	9,305	73,726	83,031	(13,270)	1979/00	Dec. 10/98	40
													Dec. 10/98, Nov. 10/01,
10 South Riverside		Chicago, IL	(48,231)	14,262	63,171	—	30,165	14,262	93,336	107,598	(15,372)	1965/99	Jun. 3/02	40
													Dec. 10/98, Nov. 10/01,
120 South Riverside		Chicago, IL	(46,998)	14,262	53,222	—	25,214	14,262	78,436	92,698	(17,694)	1967/99	Jun. 3/02	40
550 West Washington		Chicago, IL	(33,666)	11,505	65,830	—	191	11,505	66,021	77,526	(5,977)	2000	May 15/01	40

Total – Chicago			(170,621)	79,772	246,929	—	76,592	79,772	323,521	403,293	(54,317)

Dallas
Renaissance Tower		Dallas, TX	(92,000)	3,150	105,834	—	32,951	3,150	138,785	141,935	(38,421)	1974/92	Oct. 31/96	40
Galleria Towers I, II and III		Dallas, TX	—	21,435	196,728	—	22,595	21,435	219,323	240,758	(32,921)	1982/85/91	Jan. 15/99	40

Total – Dallas			(92,000)	24,585	302,562	—	55,546	24,585	358,108	382,693	(71,342)

Houston
Allen Center		Houston, TX	(298,722)	21,375	236,851	—	25,636	21,375	262,487	283,862	(55,645)	1972/78/80/95	Nov. 19/96	40
Continental Center I		Houston, TX	(94,074)	14,756	69,741	—	30,236	14,756	99,977	114,733	(28,469)	1984	Oct. 31/96	40
Continental Center II		Houston, TX	(19,251)	1,500	9,793	—	12,402	1,500	22,195	23,695	(6,947)	1971	Oct. 31/96	40
500 Jefferson		Houston, TX	—	413	7,937	—	2,391	413	10,328	10,741	(2,218)	1962/83	Oct. 31/96	40

Total – Houston			(412,047)	38,044	324,322	—	70,665	38,044	394,987	433,031	(93,279)

Schedule III – Real Estate and
Accumulated Depreciation at December 31, 2004

						Subsequent Costs
				Initial Cost to Company		Capitalized, Net		Total Cost at 12/31/04
												Date of
			Encumbrances		Building and		Building and		Building and		Accumulated	Construction/		Depreciable
Description	Notes	Location	at 12/31/04	Land	additions	Land	additions	Land	Additions	Total (1)	Depreciation	Renovation	Date Acquired	Lives (2)
Los Angeles Area
Landmark Square		Long Beach, CA	(44,382)	18,477	68,813	—	4,701	18,477	73,514	91,991	(13,014)	1991	Aug. 11/98	40
Ernst & Young Plaza		Los Angeles, CA	(118,617)	31,445	113,490	—	3,527	31,445	117,017	148,462	(19,342)	1985	June 4/02	40
Bank of America Plaza		Los Angeles, CA	(242,000)	51,774	313,143	10	728	51,784	313,871	365,655	(2,711)	1974	Aug. 27/04	40

Total – Los Angeles Area			(404,999)	101,696	495,446	10	8,956	101,706	504,402	606,108	(35,067)

New York Area
One New York Plaza		New York, NY	(232,119)	58,676	340,107	—	25,687	58,676	365,794	424,470	(51,176)	1970/95	Apr. 30/99	40
1065 Avenue of the Americas		New York, NY	—	19,715	44,882	—	10,237	19,715	55,119	74,834	(10,544)	1958	Jan. 5/97	40
Newport Tower		Jersey City, NJ	—	2,054	161,582	—	1,782	2,054	163,364	165,418	(29,481)	1990	Feb. 24/97	40

Total – New York Area			(232,119)	80,445	546,571	—	37,706	80,445	584,277	664,722	(91,201)

Washington, D.C. Area
2000 L Street, N.W		Washington, DC	(56,100)	7,728	56,767	—	20,209	7,728	76,976	84,704	(17,774)	1968/98	Feb. 2/98	40
Watergate Office Building		Washington, DC	(17,215)	4,853	45,281	—	4,731	4,853	50,012	54,865	(10,694)	1965/91	Feb. 2/98	40
1400 K Street, N.W		Washington, DC	(21,246)	8,786	21,219	—	13,145	8,786	34,364	43,150	(6,934)	1982/02	Feb. 2/98	40
1250 Connecticut, N.W		Washington, DC	(25,320)	6,457	37,427	—	2,550	6,457	39,977	46,434	(6,601)	1964/96	Jan. 11/99	40
1250 23rd Street, N.W.		Washington, DC	—	3,515	24,922	—	347	3,515	25,269	28,784	(5,642)	1990	Feb. 2/98	40
2401 Pennsylvania		Washington, DC	(17,829)	4,419	24,674	—	2,312	4,419	26,986	31,405	(4,270)	1991	Dec. 16/98	40
1225 Connecticut		Washington, DC	—	8,865	51,010	—	698	8,865	51,708	60,573	(4,587)	1968/94	May 24/01	40
2001 M Street		Washington, DC	(44,500)	24,919	48,265		—	24,919	48,265	73,184	(231)	1987	Nov. 12/05	40
Bethesda Crescent		Bethesda, MD	(35,143)	7,359	55,509	—	2,553	7,359	58,062	65,421	(13,229)	1987	Dec. 23/97	40
Twinbrook Metro Plaza		Rockville, MD	(16,289)	4,250	24,003	—	1,836	4,250	25,839	30,089	(4,153)	1986	Aug. 20/98	40
Silver Spring Metro Plaza		Silver Spring, MD	(58,606)	5,311	98,142	—	10,460	5,311	108,602	113,913	(17,350)	1986	Dec. 2/98	40
Beaumeade Corporate Park		Ashburn, VA	(15,363)	2,103	11,733	—	11,039	2,103	22,772	24,875	(3,008)	1990/98/00	Dec. 16/98	40
1550 & 1560 Wilson Blvd.		Arlington, VA	(26,458)	4,958	28,849	—	6,256	4,958	35,105	40,063	(6,605)	1983/87	Dec. 10/98	40
Two Ballston Plaza		Arlington, VA	(26,413)	6,691	37,837	—	2,073	6,691	39,910	46,601	(3,635)	1988	May 11/01	40
Reston Unisys		Reston, VA	(20,389)	5,706	34,934	—	3	5,706	34,937	40,643	(7,999)	1980	Feb. 2/98	40
One Reston Crescent		Reston, VA	(18,777)	4,247	810	—	27,597	4,247	28,407	32,654	(2,582)	2000	Feb. 2/98	40
Sunrise Tech Park		Reston, VA	(22,806)	6,346	36,618	—	3,582	6,346	40,200	46,546	(6,227)	1983/85	Dec. 15/98	40

Total – Washington, D.C. Area			(422,454)	116,513	638,000	—	109,391	116,513	747,391	863,904	(121,521)

Schedule III - Real Estate and
Accumulated Depreciation at December 31, 2004

						Subsequent Costs,
				Initial Cost to Company		Capitalized Net		Total Cost at 12/31/04				Date of
			Encumbrances		Building and		Building and		Building and		Accumulated	Construction/		Depreciable
Description	Notes	Location	at 12/31/04	Land	additions	Land	Additions	Land	additions	Total (1)	Depreciation	Renovation	Date Acquired	Lives (2)
Charlotte
Bank of America Plaza		Charlotte, NC	—	11,250	103,530	—	5,149	11,250	108,679	119,929	(16,512)	1974	Dec. 21/98	40
First Citizens Plaza		Charlotte, NC	—	—	61,348	—	3,948	—	65,296	65,296	(12,139)	1985	Jul. 15/98	40

Total – Charlotte			—	11,250	164,878	—	9,097	11,250	173,975	185,225	(28,651)

Minneapolis
Northstar Center		Minneapolis, MN	—	2,500	44,501	—	25,093	2,500	69,594	72,094	(11,391)	1916/62/86	Oct. 31/96	40

St. Louis
Metropolitan Square		St. Louis, MO	(83,035)	13,625	125,636	—	6,350	13,625	131,986	145,611	(23,962)	1989	Dec. 8/97	40

Total Rental Properties			(2,040,778)	510,652	3,126,294	10	556,403	510,662	3,682,697	4,193,359	(598,104)

Properties held for future development
Other residual land		Various	—	24,430	—	—	—	24,430	—	24,430	—

Total – Properties held for the long-term			(2,040,778)	535,082	3,126,294	10	556,403	535,092	3,682,697	4,217,789	(598,104)

Properties held for disposition
Rental properties
Williams Center I & II	4	Tulsa, OK	—	3,522	32,617	—	7,063	3,522	39,680	43,202	(7,697)	1982/83	Dec. 10/98	40
Shoreline Square		Long Beach, CA	—	5,707	59,138	—	4,678	5,707	63,816	69,523	(10,460)	1988	Sep. 24/98	40

Total properties held for disposition			—	9,229	91,755	—	11,741	9,229	103,496	112,725	(18,157)

Management business
Furniture, fixtures and equipment			—	—	9,469	—	—	—	9,469	9,469	(2,603)

Total real estate			$(2,040,778)	$544,311	$3,227,518	$10	$568,144	$544,321	$3,795,662	$4,339,983	$(618,864)

Schedule III – Real Estate and
Accumulated Depreciation at December 31, 2004

NOTES

1.	The aggregate cost for federal income tax purposes as of December 31, 2004 was approximately $3.0 billion.

2.	The life to compute depreciation on buildings is 40 years. The life to compute depreciation on building improvements is over the term of the related lease. Furniture, fixtures and equipment are depreciated over periods of up to 10 years.

3.	This property was previously under development and was transferred to rental properties in 2002.

4.	A provision was taken on this property in the second quarter of 2004.

SUMMARY OF ACTIVITY

A summary of activity of investment in real estate and accumulated depreciation is as follows:

The changes in investment in real estate for the years ended December 31, 2004, 2003 and 2002 are as follows:

	December 31
	2004	2003	2002
Balance, beginning of the year	$4,915,942	$5,356,165	$5,368,045
Additions during the year:
Acquisitions	438,100	—	147,189
Improvements	99,158	86,764	158,617
Previously held in an unconsolidated joint venture now consolidated	—	88,615	41,872
Deductions during the year:
Properties disposed of	(925,637)	(564,075)	(132,727)
Provision for loss on properties held for disposition	(108,625)	(18,164)	(204,273)
Sale of interest to unconsolidated joint venture	(48,000)	—	—
Write-off of fully depreciated assets	(30,955)	(33,363)	(22,558)

Balance, end of year	$4,339,983	$4,915,942	$5,356,165

Schedule III – Real Estate and
Accumulated Depreciation at December 31, 2004

The changes in accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 are as follows:

	December 31
	2004	2003	2002
Balance, beginning of the year	$(642,627)	$(565,350)	$(438,584)
Additions during the year:
Depreciation	(138,161)	(159,311)	(153,962)
Previously held in an unconsolidated joint venture now consolidated	—	(3,919)	(6,034)
Deductions during the year:
Properties disposed of	130,969	52,590	10,672
Write-off of fully depreciated assets	30,955	33,363	22,558

Balance, end of year	$(618,864)	$(642,627)	$(565,350)

SCHEDULE

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

YEARS ENDED DECEMBER 31, 2002 and 2001

Report of Independent Registered Public Accounting Firm

To the Members of
TrizecHahn Hollywood Hotel LLC

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of members’ capital and of cash flows present fairly, in all material respects, the financial position of TrizecHahn Hollywood Hotel LLC (the “Company”) at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

TRIZECHAHN HOLLYWOOD HOTEL LLC
(a Delaware limited liability company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31
	2002	2001
Operating revenue:
Hotel sales – rooms	$19,474,315	$38,306
Hotel sales - food and beverage	7,075,282	13,277
Hotel sales – other	2,668,764	4,973

Total revenues	29,218,361	56,556

Operating expenses:
Hotel operating costs - rooms	5,993,402	211,055
Hotel operating costs - food and beverage	6,897,897	106,681
Hotel operating costs - other	1,854,875	18,746
Inventory expense	590,094	—
General and administrative	3,736,991	50,432
Sales and marketing	3,086,673	13,269
Repairs and maintenance	1,606,848	30,438
Utilities	893,111	5,650
Management fee	657,416	1,273
Property taxes	1,542,986	—
Professional fees	45,117	—
Insurance	459,363	—

Total operating expenses	27,364,773	437,544

Gain/(loss) from operations	1,853,588	(380,988)

Non-operating revenue:
Interest income	15,667	83,144

Non-operating expenses:
Provision for loss on hotel property	42,422,917	31,597,896
Initial start up and opening costs	943,549	4,208,366
Interest expense	5,223,524	—
Amortization of financing costs	783,066	—
Depreciation expense - building	821,291	—
Depreciation expense - inventory	945,230	—

Net loss	$(49,270,322)	$(36,104,106)

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

Construction Loan

On April 13, 2000, the Company entered into a construction loan agreement (“Loan Agreement”) with various financial institutions, as the Lenders, collateralized by the hotel property and a building loan deed of trust. The Company can borrow up to $98,000,000 (the “Note”). At December 31, 2002, $93,277,192 (December 31, 2001 - $77,582,969) had been drawn on the construction loan.

The Loan Agreement provides for an interest-only payment and accrues at either a LIBOR Rate or Base Rate, as defined, plus a margin (at Company’s option). At December 31, 2002, the LIBOR based rate was utilized at an all-in-one rate of 4.1875% (December 31, 2001 - 4.94%). In addition, the Company is required to pay a fee on the unused portion of the loan in the amount of .25% per annum. The note is due on April 13, 2003, unless extended by four six-month options, subject to certain financial requirements. Principal repayments are only required if the note is extended. Management is currently in the process of amending and restating this loan. The Company will likely repay a portion of the loan to reduce the balance to $78.0 million by April 2003 and likely repay an additional $8.0 million by April 2004, so that the balance at April 2004 will be approximately $70.0 million. At April 30, 2004, the loan will be subject to a potential paydown based on a new appraisal. The Company expects that the amended and restated loan will mature in April 2005.

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

As part of the development and initial start up of the hotel for the year ended December 31, 2002 and 2001, $943,549 and $4,152,410 of cost reimbursement were incurred with an affiliate of REN. In addition, the Company regularly purchases inventory from an affiliate of REN. Inventory purchases totaled $1,780,885 in 2002 (2001 – $1,644,898).

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