Form 10-Q
period 2005-03-31
TRIZEC PROPERTIES INC
filed 2005-05-06
CIK 1161935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______.

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

Yes ☑ No ☐

As of April 29, 2005, 154,431,799 shares of common stock, par value $0.01 per share, were issued and outstanding.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), relating to our business and financial outlook which are based on our current expectations, beliefs, projections, forecasts, future plans and strategies, and anticipated events or trends. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology. We intend these forward-looking statements, which are not guarantees of future performance and financial condition, to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements are not historical facts. Instead, such statements reflect estimates and assumptions and are subject to certain risks and uncertainties that are difficult to predict or anticipate. Therefore, actual outcomes and results may differ materially from those projected or anticipated in these forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, without limitation, the risks described in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2005, as the same may be supplemented from time to time. These factors include, without limitation, the following:

•	changes in national and local economic conditions, including those economic conditions in our seven core markets;

•	the extent, duration and strength of any economic recovery;

•	our ability to maintain occupancy and to timely lease or re-lease office space;

•	the extent of any tenant bankruptcies and insolvencies;

•	our ability to sell our non-core office properties in a timely manner;

•	our ability to acquire office properties selectively in our core markets;

•	our ability to maintain real estate investment trust (“REIT”) qualification and changes to U.S. tax laws that affect REITs;

•	Canadian tax laws that affect treatment of investment in U.S. real estate companies;

•	the competitive environment in which we operate;

•	the cost and availability of debt and equity financing;

•	the effect of any impairment charges associated with changes in market conditions;

•	the sale or other disposition of shares of our common stock owned by Trizec Canada Inc.;

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Trizec Properties, Inc.	Consolidated Balance Sheets (unaudited)

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

	March 31,	December 31,
$ in thousands, except per share amounts	2005	2004

Assets
Real estate	$4,344,121	$4,335,159
Less: accumulated depreciation	(641,384)	(619,010)

Real estate, net	3,702,737	3,716,149
Cash and cash equivalents	157,196	194,265
Escrows and restricted cash	87,655	83,789
Investment in unconsolidated real estate joint ventures	118,574	119,641
Office tenant receivables (net of allowance for doubtful accounts of $5,182 and $6,677 at March 31, 2005 and December 31, 2004, respectively)	11,233	9,306
Deferred rent receivables (net of allowance for doubtful accounts of $954 and $831 at March 31, 2005 and December 31, 2004, respectively)	140,013	137,561
Other receivables (net of allowance for doubtful accounts of $2,618 and $2,473 at March 31, 2005 and December 31, 2004, respectively)	9,265	9,914
Deferred charges (net of accumulated amortization of $74,277 and $68,802 at March 31, 2005 and December 31, 2004, respectively)	116,057	115,669
Prepaid expenses and other assets	136,175	139,118

Total Assets	$4,478,905	$4,525,412

Liabilities and Stockholders’ Equity

Liabilities
Mortgage debt and other loans	$2,035,178	$2,069,282
Unsecured credit facility	150,000	150,000
Trade, construction and tenant improvements payables	26,627	25,386
Accrued interest expense	9,787	8,116
Accrued operating expenses and property taxes	63,719	86,713
Other accrued liabilities	129,231	135,201
Dividends payable	32,247	32,407
Taxes payable	38,017	51,406

Total Liabilities	2,484,806	2,558,511

Commitments and Contingencies	—	—

Minority Interest	7,196	7,348

Special Voting and Class F Convertible Stock	200	200

Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, none issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, $0.01 par value, 154,113,347 and 152,164,471 issued at March 31, 2005 and December 31, 2004, respectively, and 154,081,733 and 152,132,857 outstanding at March 31, 2005 and December 31, 2004, respectively	1,541	1,521
Additional paid in capital	2,240,792	2,211,545
Accumulated deficit	(238,707)	(232,965)
Treasury stock, at cost, 31,614 shares at March 31, 2005 and December 31, 2004, respectively	(415)	(415)
Unearned compensation	(805)	(798)
Accumulated other comprehensive loss	(15,703)	(19,535)

Total Stockholders’ Equity	1,986,703	1,959,353

Total Liabilities and Stockholders’ Equity	$4,478,905	$4,525,412

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited)

	For the three months ended
	March 31,
$ in thousands, except per share amounts	2005	2004

Revenues
Rentals	$131,142	$122,452
Recoveries from tenants	27,490	25,584
Parking and other	26,990	22,653
Fee income	1,610	3,147

Total Revenues	187,232	173,836

Expenses
Operating	63,597	59,881
Property taxes	23,356	19,287
General and administrative	9,008	4,277
Depreciation and amortization	41,339	34,599

Total Expenses	137,300	118,044

Operating Income	49,932	55,792

Other Income (Expense)
Interest and other income	1,215	955
Foreign currency exchange gain	—	3,340
(Loss) Gain on early debt retirement	(14)	246
Recovery on insurance claims	—	206
Interest expense	(35,692)	(36,347)
Derivative loss	—	(2,011)
Lawsuit settlement	760	94

Total Other Expense	(33,731)	(33,517)

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate, Net	16,201	22,275
Provision for income and other corporate taxes, net	(421)	(1,490)
Minority interest	(35)	(1,079)
Income from unconsolidated real estate joint ventures	4,073	6,239

Income from Continuing Operations	19,818	25,945

Discontinued Operations
Income from discontinued operations	6,471	11,495
Gain on disposition of discontinued real estate, net	207	32,396

Income Before Gain on Disposition of Real Estate, Net	26,496	69,836
Gain on disposition of real estate, net	—	14,771

Net Income	26,496	84,607

Special voting and Class F convertible stockholders’ dividends	(1,209)	(1,304)

Net Income Available to Common Stockholders	$25,287	$83,303

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited) (Continued)

	For the three months ended
	March 31,
$ in thousands, except per share amounts	2005	2004

Earnings per common share
Income from Continuing Operations Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.12	$0.26
Diluted	$0.12	$0.26

Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.17	$0.55
Diluted	$0.16	$0.55

Weighted average shares outstanding
Basic	153,090,527	151,124,515
Diluted	155,122,317	152,767,608

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Comprehensive Income (unaudited)

	For the three months ended
	March 31,
$ in thousands	2005	2004

Net income	$26,496	$84,607

Other comprehensive income (loss):
Unrealized losses on investments in securities:
Unrealized foreign currency exchange losses arising during the period	(24)	(22)
Unrealized foreign currency exchange gains (losses) on foreign operations	88	(226)
Realized foreign currency exchange gain on foreign operations	—	(3,340)
Unrealized derivative gains (losses):
Effective portion of interest rate contracts	3,501	(2,728)
Ineffective portion of interest rate contracts	—	2,011
Amortization of forward rate contracts	267	92
Settlement of forward rate contracts	—	(3,767)

Total other comprehensive income (loss)	3,832	(7,980)

Net comprehensive income	$30,328	$76,627

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited)

	For the three months ended
	March 31,
$ in thousands	2005	2004

Cash Flows from Operating Activities
Net Income	$26,496	$84,607
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated real estate joint ventures	(4,073)	(6,239)
Distributions from unconsolidated real estate joint ventures	4,073	4,456
Depreciation and amortization expense (including discontinued operations)	41,339	43,361
Amortization of financing costs	1,401	2,187
Amortization of value of acquired operating leases to rental revenue	(702)	(110)
Provision for bad debt	1,201	2,019
Gain on disposition of real estate (including discontinued operations)	(207)	(47,167)
Foreign currency exchange gain	—	(3,340)
Derivative loss	—	2,011
Loss (Gain) on early debt retirement	9	(246)
Lawsuit settlement	—	(94)
Minority interest	35	1,079
Amortization of equity compensation	1,111	366
Stock option grant expense	59	202
Changes in assets and liabilities:
Escrows and restricted cash	(5,124)	27,777
Office tenant receivables	(2,880)	1,006
Other receivables	666	(11,220)
Deferred rent receivables	(2,717)	(5,788)
Prepaid expenses and other assets	(697)	2,330
Accounts payable, accrued liabilities and other liabilities	(33,367)	(26,260)

Net cash provided by operating activities	26,623	70,937

Cash Flows from Investing Activities
Real estate:
Tenant improvements and capital expenditures	(20,388)	(18,166)
Tenant leasing costs	(8,015)	(9,890)
Dispositions	175	256,975
Payment of minority interest	(187)	(5,066)
Escrows and restricted cash	(27,446)	(766)
Unconsolidated real estate joint ventures:
Investments	(1,634)	(20,064)
Distributions	3,253	—

Net cash (used in) provided by investing activities	(54,242)	203,023

Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	—	120,000
Principal repayments	(34,104)	(260,523)
Repaid on dispositions	—	(238,343)
Draws on credit line	—	154,000
Paydowns on credit line	—	(120,000)
Financing expenditures	—	(343)
Escrows and restricted cash	28,704	—
Settlement of forward contracts	—	(3,767)
Issuance of common stock	28,348	7,927
Dividends	(32,398)	(31,562)

Net cash used in financing activities	(9,450)	(372,611)

Net Decrease in Cash and Cash Equivalents	(37,069)	(98,651)
Cash and Cash Equivalents, beginning of period	194,265	129,299

Cash and Cash Equivalents, end of period	$157,196	$30,648

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited) (Continued)

	For the three months ended
	March 31,
$ in thousands	2005	2004

Supplemental Cash Flow Disclosures:

Cash paid during the period for:

Interest	$32,649	$39,268

Taxes	$13,329	$1,751

Write-off of accounts receivable	$2,428	$2,231

Write-off of retired assets	$11,460	$4,756

Non-cash investing and financing activities:

Dividends payable on common stock, special voting stock and Class F convertible stock	$32,247	$31,797

Mortgage debt and other loans assumed by purchasers upon property dispositions	$—	$41,106

Forgiveness of debt upon property disposition	$—	$1,237

See accompanying notes to the financial statements.

Notes to the Financial Statements

$ in thousands, except per share amounts

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Trizec Properties, Inc. (“Trizec Properties” or the “Corporation”, formerly known as TrizecHahn (USA) Corporation) is a corporation organized under the laws of the State of Delaware and is approximately 39% indirectly owned by Trizec Canada Inc. Effective January 1, 2001, Trizec Properties elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). On February 14, 2002, the amended registration statement on Form 10 of Trizec Properties was declared effective by the Securities and Exchange Commission (“SEC”) and, accordingly, Trizec Properties became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Prior to that, Trizec Properties was a substantially owned subsidiary of TrizecHahn Corporation (“TrizecHahn”), an indirect wholly–owned subsidiary of Trizec Canada Inc. A plan of arrangement (the “Reorganization”) was approved by the TrizecHahn shareholders on April 23, 2002, and on May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties commenced trading on the New York Stock Exchange.

On December 22, 2004, Trizec Properties completed the reorganization of its operating structure by converting to an umbrella partnership real estate investment trust, or UPREIT, structure (the “UPREIT Conversion”). In connection with the UPREIT Conversion, the Corporation formed a new operating entity, Trizec Holdings Operating LLC, a Delaware limited liability company (the “Operating Company”), and entered into a contribution agreement and an assignment and assumption agreement with the Operating Company pursuant to which the Corporation contributed substantially all of its assets to the Operating Company in exchange for (a) a combination of common units, special voting units and Series F convertible units of limited liability company interest in the Operating Company and (b) the assumption by the Operating Company of substantially all of the Corporation’s liabilities. The Corporation now conducts and intends to continue to conduct its business, and owns and intends to continue to own substantially all of its assets, through the Operating Company. As the sole managing member of the Operating Company, the Corporation generally has the exclusive power under the limited liability company agreement to manage and conduct the business of the Operating Company, subject to certain limited approval and voting rights of other members that may be admitted in the future. Currently, the Operating Company is wholly-owned by the Corporation.

Trizec Properties is a self-managed, publicly traded REIT, headquartered in Chicago, Illinois. At March 31, 2005, the Corporation had ownership interests in a portfolio of 52 office properties concentrated in the metropolitan areas of seven major U.S. cities, comprising approximately 37.3 million square feet of total area. Of the 52 office properties, 45 office properties comprising approximately 30.3 million square feet are consolidated and seven office properties comprising approximately 7.0 million square feet are unconsolidated real estate joint venture properties. Based on owned area, the Corporation’s 52 office properties comprise approximately 33.8 million square feet. At March 31, 2005, the occupancy of the Corporation’s 52 office properties was approximately 88.0% based on total area. Occupancy of the Corporation’s 45 consolidated office properties was approximately 88.6% and occupancy of the Corporation’s seven unconsolidated real estate joint venture properties was approximately 85.7%. Based on owned area, the Corporation’s 52 office properties were approximately 88.3% occupied. Owned area reflects the Corporation’s consolidated office properties and its pro rata share of its unconsolidated real estate joint venture properties based on its economic ownership interest in those unconsolidated real estate joint ventures.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 include the accounts and operating results of the Corporation and its subsidiaries. All significant intercompany transactions have been eliminated.

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

Basis of Presentation, Continued

controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Corporation does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied to entities when (i) the Corporation’s investment is minimal (typically less than 5%) and (ii) the Corporation’s investment is passive.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts will differ from those estimates used in the preparation of these financial statements.

Interim Financial Statements

The accompanying interim financial statements and related notes are unaudited; however, the financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto contained in the Corporation’s 2004 Annual Report on Form 10-K filed with the SEC on March 11, 2005.

Stock Based Compensation

Effective July 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (“SFAS No. 148”). The Corporation is applying the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee stock options granted after December 31, 2002. For employee stock option grants accounted for under SFAS No. 123, compensation cost is measured as the fair value of the stock option at the date of grant. This compensation cost is expensed over the vesting period. For employee stock options issued prior to January 1, 2003, the Corporation will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. For employee stock option grants accounted for under APB No. 25, compensation cost is measured as the excess, if any, of the fair value of the Corporation’s common stock at the date of grant over the exercise price of the options granted. This compensation cost, if any, is expensed over the vesting period. Except as detailed in Note 19 of the Corporation’s 2004 Annual Report on Form 10-K with respect to employee stock options that were granted in connection with the Reorganization, the Corporation’s policy is to grant options with an exercise price equal to the fair value of the Corporation’s common stock at the date of the grant. Stock option grant expense of $59 and $202 was recognized for the three months ended March 31, 2005 and 2004, respectively.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123 and also supercedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) requires that compensation cost is measured as the fair value of the stock option at the date of grant, eliminates the alternative to use the intrinsic value method of accounting prescribed in APB No. 25,

Notes to the Financial Statements

$ in thousands, except per share amounts

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, Continued

Stock Based Compensation, Continued

and clarifies and expands the guidance of SFAS No. 123 in several areas. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the effective date and the cumulative effect of initially applying SFAS No. 123(R), if any, is to be recognized as of the required effective date. The Corporation will adopt SFAS No. 123(R) commencing as of January 1, 2006 using the modified prospective application method. The Corporation does not expect the requirements of SFAS No. 123(R) to have a material impact on its results of operations, financial position or liquidity.

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

	For the three months
	ended March 31,
	2005	2004
Net income available to common stockholders, as reported	$25,287	$83,303
Add back:
Stock option grant expense, as reported	59	202
Deduct:
Stock option grant expense, pro forma	(59)	(315)

Net income available to common stockholders, pro forma	$25,287	$83,190

Net income available to common stockholders per weighted average common share outstanding:
Basic, as reported	$0.17	$0.55

Basic, pro forma	$0.17	$0.55

Diluted, as reported	$0.16	$0.55

Diluted, pro forma	$0.16	$0.54

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet and consolidated statements of operations and cash flows. These reclassifications have not changed the Corporation’s financial position as of December 31, 2004 or consolidated results of operations or cash flows for the three months ended March 31, 2004.

3.	REAL ESTATE

The Corporation’s investment in real estate is comprised of:

	March 31,	December 31,
	2005	2004
Properties:
Held for the long term, net	$3,607,931	$3,621,634
Held for disposition, net	94,806	94,515

	$3,702,737	$3,716,149

Notes to the Financial Statements

$ in thousands, except per share amounts

3.	REAL ESTATE, Continued

Properties – Held for the Long Term

	March 31,	December 31,
	2005	2004
Rental properties:
Land	$510,662	$510,662
Buildings and improvements	3,400,714	3,399,132
Tenant improvements	284,464	278,794
Furniture, fixtures and equipment	10,888	9,469

	4,206,728	4,198,057
Less: accumulated depreciation	(623,227)	(600,853)

	3,583,501	3,597,204
Properties held for development	24,430	24,430

Properties held for the long term, net	$3,607,931	$3,621,634

Properties – Held for Disposition

	March 31,	December 31,
	2005	2004
Rental properties, net	$94,806	$94,515

Properties held for disposition, net	$94,806	$94,515

(i)	At December 31, 2003, 151 Front Street in Toronto, Ontario was held for disposition subject to the transition rules of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and, accordingly, the Corporation accounted for this property pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). On January 15, 2004, the Corporation sold 151 Front Street. Therefore, no properties were held for disposition in accordance with SFAS No. 121 at March 31, 2005 and 2004.

In accordance with SFAS No. 121, the results of operations of 151 Front Street are included, for all periods presented, in the revenues and expenses of the Corporation. The following summarizes the combined condensed results of operations for 151 Front Street through January 15, 2004.

	For the three months ended
	March 31,
	2005	2004
Total revenues	$—	$484
Operating expenses	—	(419)
Property taxes	—	(75)
Interest expense	—	(100)

Loss before gain on disposition of real estate, net	$—	$(110)

Notes to the Financial Statements

$ in thousands, except per share amounts

3.	REAL ESTATE, Continued

Properties – Held for Disposition, Continued

(ii)	The table below summarizes the Corporation’s properties designated as held for disposition pursuant to SFAS No. 144.

		Date
		Designated
		as Held for	Provision	Date
Property	Location	Disposition	Taken	Disposed
Hollywood & Highland Retail	Los Angeles, CA	Feb-04	$142,431	Feb-04
Hollywood & Highland Hotel	Los Angeles, CA	Feb-04	—	Feb-04
1441 Main Street	Columbia, SC	Jun-04	—	Jun-04
St. Louis Place	St. Louis, MO	Jun-04	—	Jun-04
Borden Building	Columbus, OH	Jun-04	22,095	Jul-04
Park Central I	Dallas, TX	Jun-04	2,703	Aug-04
1333 Main Street	Columbia, SC	Jun-04	7,023	Aug-04
3700 Bay Area Blvd.	Houston, TX	Jun-04	—	Sep-04
Lakeside Centre and New Market Business Park	Atlanta, GA	Jun-04	10,261	Dec-04
Bank of America-Columbia	Columbia, SC	Jun-04	3,525	Dec-04
Williams Center I & II	Tulsa, OK	Jun-04	23,051	N/A
Capital Center II & III	Sacramento, CA	Sep-04	—	Sep-04
Silver Spring Centre	Silver Spring, MD	Sep-04	—	Nov-04
Gateway Center	Pittsburgh, PA	Sep-04	40,330	Dec-04
110 William Street	New York, NY	Sep-04	—	Dec-04
250 West Pratt Street	Baltimore, MD	Sep-04	—	Dec-04
Shoreline Square	Long Beach, CA	Sep-04	—	N/A

In accordance with SFAS No. 144, the results of operations and gains or losses on disposition, if any, for the sixteen properties previously designated as held for disposition and sold prior to March 31, 2005, for all periods presented, have been reported as discontinued operations. In addition, in accordance with SFAS No. 144, the results of operations of the two properties designated as held for disposition and not sold, for all periods presented, have been reported as discontinued operations.

The following summarizes the combined condensed results of operations, excluding any gains or losses on disposition, of the sixteen properties previously designated as held for disposition and sold prior to March 31, 2005 and the two properties designated as held for disposition and not sold, through the earlier of their respective disposition dates or the three months ended March 31, 2005 and 2004, respectively.

Notes to the Financial Statements

$ in thousands, except per share amounts

3.	REAL ESTATE, Continued

Properties – Held for Disposition, Continued

	For the three months ended
	March 31,
	2005	2004
Total revenues	$4,910	$46,722

Operating expenses	(2,559)	(19,677)
Property taxes	3,893	(3,827)
Depreciation and amortization	—	(8,762)
Interest and other income	256	3,204
Interest expense	(29)	(6,165)

Income from discontinued operations	$6,471	$11,495

4. UNCONSOLIDATED REAL ESTATE JOINT VENTURES

     The Corporation participates in unconsolidated real estate joint ventures in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.

     The following is a summary of the Corporation’s ownership in unconsolidated real estate joint ventures at March 31, 2005 and December 31, 2004:

		Legal Interest (1)

		March 31,	December 31,
Entity	Property and Location	2005	2004

Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, L.P.	Bank One Center, Dallas, TX	50%	50%
1114 TrizecHahn-Swig, L.L.C.	The Grace Building, New York, NY	50%	50%
1411 TrizecHahn-Swig, L.L.C.	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig L.L.C./1460 Fee TrizecHahn Swig L.L.C.	1460 Broadway, New York, NY	50%	50%
Trizec Plaza of the Americas, L.P.	Plaza of the Americas, Dallas, TX(2)	50%	50%
Waterview L.P.	Waterview Development, Arlington, VA(3)	25%	25%

(1)	The amounts shown above approximate the Corporation’s legal ownership interest as of March 31, 2005 and December 31, 2004. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

(2)	On May 18, 2004, the Corporation sold a 50% interest in Plaza of the Americas and formed Trizec Plaza of the Americas L.P. joint venture.

(3)	On April 30, 2004 the members of the JBG/TrizecHahn Waterview Venture L.L.C. sold the property to a newly formed joint venture, Waterview L.P., in which the Corporation acquired a 25% interest.

Notes to the Financial Statements

$ in thousands, except per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, Continued

Unconsolidated Real Estate Joint Venture Financial Information

The following represents combined summarized financial information of the Corporation’s unconsolidated real estate joint ventures:

Balance Sheet Information

	March 31,	December 31,
	2005	2004
Assets
Real estate, net	$523,058	$521,761
Other assets	215,191	214,453

Total assets	$738,249	$736,214

Liabilities and equity
Mortgage debt and other loans	$850,478	$850,908
Other liabilities	36,655	33,646
Partners’ equity	(148,884)	(148,340)

Total liabilities and equity	$738,249	$736,214

Corporation’s share of equity	$(92,606)	$(91,486)
Net excess of cost of investments over the net book value of underlying assets	167,837	167,939
Reclassification of distributions in excess of investment in an unconsolidated joint venture	43,343	43,188

Carrying value of Corporation’s investment in unconsolidated real estate joint ventures	$118,574	$119,641

Corporation’s share of mortgage debt	$419,920	$420,160

During the three months ended March 31, 2005, the Corporation made cash contributions to its unconsolidated real estate joint ventures in the aggregate amount of approximately $1,634, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $7,326. During the three months ended March 31, 2004, the Corporation made contributions and advances to its unconsolidated real estate joint ventures in the aggregate amount of approximately $20,064, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $4,456. The Corporation has received net distributions in excess of its investments in 1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig, L.L.C. (the “Swig Joint Ventures”). At March 31, 2005 and December 31, 2004, such excess net distributions totaled approximately $43,343 and $43,188, respectively, and have been recorded in other accrued liabilities as the Corporation is committed to provide financial support to the Swig Joint Ventures in the future.

Notes to the Financial Statements

$ in thousands, except per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, Continued

Unconsolidated Real Estate Joint Venture Financial Information, Continued

Income Statement Information

	For the three months ended
	March 31,
	2005	2004
Total Revenues	$52,200	$49,087

Expenses
Operating and other	24,862	20,973
Depreciation and amortization	6,885	5,736

Total Expenses	31,747	26,709

Other Income (Expense)
Interest and other income	303	79
Interest expense	(11,381)	(8,236)

Total Other Expense	(11,078)	(8,157)

Net Income	$9,375	$14,221

Corporation’s share of net income	$4,073	$6,239

5.	CONSOLIDATED REAL ESTATE JOINT VENTURES

Although the financial condition and results of operations of the following real estate joint ventures are consolidated, there are unaffiliated parties that own an interest in these real estate joint ventures. The Corporation consolidates these real estate joint ventures because it owns at least 50% of the respective ownership entities and controls major decisions. The following is a summary of the Corporation’s ownership in consolidated real estate joint ventures at March 31, 2005 and December 31, 2004:

		Legal Interest(1)

		March 31,	December 31,
Entity	Property and Location	2005	2004

TrizecHahn 1065 Avenue of the	1065 Avenue of the Americas, New
Americas L.L.C.	York, NY	99.0%	99.0%
Trizec 2001 M Street Holdings L.L.C.	2001 M Street, Washington, D.C.	98.0%	98.0%
TrizecHahn Mid-Atlantic I Limited Partnership	Various	98.0%	98.0%

(1)	The amounts shown above approximate the Corporation’s legal ownership interest as of March 31, 2005 and December 31, 2004. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

TrizecHahn Mid-Atlantic I Limited Partnership

The Corporation owned 100% of the general partner units and approximately 98% of the limited partnership units (“Units”) of TrizecHahn Mid-Atlantic I Limited Partnership at March 31, 2005 and December 31, 2004. The remaining Units are held by unrelated limited partners who have a right to redeem their Units before 2012, at a redemption value equal to the fair market value of an equivalent number of shares of common stock of Trizec Properties. Upon redemption of the Units, the TrizecHahn Mid-Atlantic I Limited Partnership is required to pay cash to the holder in an amount equal to the redemption value, or the Corporation has the option to trigger the effective issuance of freely tradable shares of common stock of Trizec Properties. The redemption value of the outstanding Units was approximately $4,562 and $4,543 at March 31, 2005 and December 31, 2004, respectively. The change in redemption value is recorded as an allocation to minority interest in the consolidated statements of operations.

Notes to the Financial Statements

$ in thousands, except per share amounts

6.	MORTGAGE DEBT, OTHER LOANS AND CREDIT FACILITY

	Total Debt
	March 31, 2005		December 31, 2004
	Weighted		Weighted
	Average Interest	Principal	Average Interest	Principal
	Rates	Balance	Rates	Balance
Collateralized property loans:
At fixed rates	6.31%	$2,018,546	6.31%	$2,024,055
Other loans:
At fixed rates	5.93%	16,632	6.43%	45,227

Total collateralized property loans	6.31%	$2,035,178	6.32%	$2,069,282

Unsecured credit facility:
At fixed rates	7.12%	$41,229	7.12%	$41,229
At variable rates	4.32%	108,771	3.87%	108,771

Total unsecured credit facility	5.09%	$150,000	4.76%	$150,000

	6.23%	$2,185,178	6.21%	$2,219,282

Certain of the Corporation’s loans are cross-collateralized with, or subject to cross-default or cross-acceleration provisions in, other loans.

Collateralized Property Loans

Property loans are collateralized by deeds of trust or mortgages on properties and mature at various dates between May 2006 and December 2014.

At March 31, 2005 and December 31, 2004, the Corporation had outstanding interest rate swap contracts in the notional amount of $150,000, bearing a weighted average interest rate of 6.02% and maturing on March 15, 2008. The Corporation recorded an unrealized derivative gain of approximately $3,501 and an unrealized derivative loss of approximately $2,728, related to interest rate swap contracts, through other comprehensive income for the three months ended March 31, 2005 and March 31, 2004, respectively. At March 31, 2005 and December 31, 2004, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $5,736 and $9,239 at March 31, 2005 and December 31, 2004, respectively.

Early Debt Retirement

In December 2004, in conjunction with the sale of 250 West Pratt Street, located in Baltimore, Maryland, the Corporation and the lender of the mortgage loan collateralized by such property, agreed to modify certain terms of the mortgage loan. The lender of the mortgage loan agreed to release the property as collateral for the mortgage loan in consideration of the establishment of an escrow, for the benefit of the lender, in the amount of approximately $28,704. The escrow was comprised of funds to be used to repay the full outstanding principal balance of the mortgage loan as well as interest payments through January 3, 2005. The escrow funds of approximately $28,704 were included in restricted cash on the Corporation’s balance sheet at December 31, 2004. On January 3, 2005, the funds held in escrow were released to the lender. In conjunction with the repayment and retirement of the mortgage loan, the Corporation recorded a loss on early debt retirement of approximately $14, comprised primarily of the write-off of unamortized deferred financing costs.

Unsecured Credit Facility

The Corporation’s unsecured credit facility consists of a $600,000 revolving component and a $150,000 term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% based on the Corporation’s total leverage, and matures in June 2007 (the “2004 Unsecured Credit Facility”). The financial covenants, as defined in the 2004 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; a requirement that the interest coverage ratio be greater than 2.0 times; a requirement that the fixed charge coverage ratio be greater than 1.5 times; and a requirement that the net worth be in excess of $1.5 billion. The Corporation’s financial covenants also include a restriction on dividends or distributions of more than 90% of its funds from operations (as defined in the 2004 Unsecured Credit Facility agreement). If the

Notes to the Financial Statements

$ in thousands, except per share amounts

6.	MORTGAGE DEBT, OTHER LOANS AND CREDIT FACILITY, Continued

Unsecured Credit Facility, Continued

Corporation is in default in respect of its obligations under the 2004 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain the Corporation’s REIT status. At March 31, 2005, the Corporation was in compliance with these financial covenants.

At March 31, 2005, the amount eligible to be borrowed under the Corporation’s 2004 Unsecured Credit Facility was approximately $458,148, of which $150,000 was drawn and outstanding. At December 31, 2004, the amount eligible to be borrowed under the Corporation’s 2004 Unsecured Credit Facility was approximately $484,928, of which $150,000 was drawn and outstanding. Certain conditions of the 2004 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time.

7.	STOCKHOLDERS’ EQUITY

Dividends

On March 10, 2005, the Corporation declared a quarterly dividend of $0.20 per share of its common stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. The aggregate amount of dividends paid on April 15, 2005 totaled approximately $31,029.

On March 10, 2005, the Corporation declared an aggregate annual dividend of approximately $5 for the Class F convertible stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. The Corporation accrued an additional $1 dividend for the Class F convertible stock on March 31, 2005.

On March 10, 2005, the Corporation declared an aggregate quarterly dividend of approximately $1,208 for the special voting stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005.

Restricted Stock Rights

During the three months ended March 31, 2005, the Corporation awarded 384,532 restricted stock rights and 103,583 performance based restricted stock rights to certain employees. These restricted stock rights and performance based restricted stock rights had fair values of approximately $7,389 and $1,993, respectively, on the date of grant. The restricted stock rights vest ratably over periods of one to five years, except for 4,492 restricted stock rights which vested immediately. The performance based restricted stock rights vest ratably over a period of five years provided that specific performance objectives are achieved. The fair value of the restricted stock rights will be charged to earnings as compensation expense over the vesting period, except for the fair value of the 4,492 restricted stock rights that vested immediately which was charged to earnings as compensation expense immediately.

During the three months ended March 31, 2005, the Corporation awarded 19,159 restricted stock rights to certain directors of the Corporation. These restricted stock rights had a fair value of approximately $336 on the date of grant. The restricted stock rights vested immediately and the fair value of the restricted stock rights was charged to earnings as compensation expense immediately.

Employee Stock Purchase Plan

During the three months ended March 31, 2005, 62,918 shares were issued to employees under the Corporation’s Employee Stock Purchase Plan.

Notes to the Financial Statements

$ in thousands, except per share amounts

7.	STOCKHOLDERS’ EQUITY, Continued

Stock Options

During the three months ended March 31, 2005, certain employees of the Corporation exercised 1,174,079 non-qualified employee stock options. Proceeds to the Corporation from the exercise of such non-qualified employee stock options were approximately $17,225.

Warrants

During the three months ended March 31, 2005, certain employees of the Corporation exercised 675,000 warrants. Proceeds to the Corporation from the exercise of such warrants were approximately $10,037.

8.	EARNINGS PER SHARE

For the three months ended March 31, 2005, basic and dilutive weighted average shares outstanding were 153,090,527 and 155,122,317, respectively. In computing weighted average dilutive shares outstanding, basic weighted average shares outstanding were increased by 2,031,790 in respect to stock options, warrants, restricted stock and restricted stock rights that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 1,708,624 stock options, 26,500 warrants and 488,113 shares of restricted stock and restricted stock rights. The dilutive shares were calculated based on $18.29 per share, which represents the average daily trading price for the three months ended March 31, 2005.

For the three months ended March 31, 2004, basic and dilutive weighted average shares outstanding were 151,124,515 and 152,767,608, respectively. In computing weighted average dilutive shares outstanding, basic weighted average shares outstanding were increased by 1,643,093 in respect to stock options, warrants, restricted stock and restricted stock rights that had a dilutive effect. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 3,389,598 stock options, 707,000 warrants and 521,650 restricted stock rights. The dilutive shares were calculated based on $16.14 per share, which represents the average daily trading price for the three months ended March 31, 2004.

Notes to the Financial Statements

$ in thousands, except per share amounts

8.	EARNINGS PER SHARE, Continued

	For the three months ended
	March 31,
	2005	2004
Income from continuing operations	$19,818	$25,945
Gain on disposition of real estate, net	—	14,771
Less: Special voting and Class F convertible stockholders’ dividends	(1,209)	(1,304)

Income from Continuing Operations Available to Common Stockholders	18,609	39,412

Discontinued operations	6,678	43,891

Net Income Available to Common Stockholders	$25,287	$83,303

Basic Earnings per Common Share
Income from continuing operations available to common stockholders	$0.12	$0.26
Discontinued operations	0.04	0.29

Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding – Basic	$0.17	$0.55

Diluted Earnings per Common Share
Income from continuing operations available to common stockholders	$0.12	$0.26
Discontinued operations	0.04	0.29

Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding – Diluted	$0.16	$0.55

Weighted average shares outstanding
Basic	153,090,527	151,124,515

Diluted	155,122,317	152,767,608

9.	CONTINGENCIES

Litigation

The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims arising from time to time. While the final outcome with respect to claims and litigation pending at March 31, 2005 cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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

Notes to the Financial Statements

$ in thousands, except per share amounts

9.	CONTINGENCIES, Continued

Concentration of Credit Risk, Continued

extent the Corporation has a significant concentration of rental revenue from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Corporation.

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

The cost of compliance with existing environmental laws has not had a material adverse effect on the Corporation’s financial condition and results of operations, and the Corporation does not believe it will have such an impact in the future. In addition, the Corporation has not incurred, and does not expect to incur, any material costs or liabilities due to environmental contamination at properties it currently owns or has owned in the past. However, the Corporation cannot predict the impact of new or changed laws or regulations on its properties or on properties that it may acquire in the future. The Corporation has no current plans for substantial capital expenditures with respect to compliance with environmental laws.

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

Notes to the Financial Statements

$ in thousands, except per share amounts

9.	CONTINGENCIES, Continued

Insurance, Continued

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

During 2003, the Corporation received notices to the effect that its insurance coverage against acts of terrorism may not comply with loan covenants under certain debt agreements. The Corporation reviewed its coverage and believes that it complied with these documents and that its insurance coverage adequately protected the lenders’ interests. The Corporation initiated discussions with these lenders to satisfy their concerns and assure that their interests and the Corporation’s interests are adequately protected. As a result of the Corporation’s discussions, the lenders who sent such notices in 2003 accepted the insurance coverage that the Corporation provided, one of whom did so with a formal irrevocable waiver for the 2003 policies. The Corporation did not receive any such notices or waivers in 2004 or the first quarter of 2005.

The new terrorism insurance program described above became effective on December 31, 2003. Because the program relies upon TRIA, which was not signed into law until November 2002, it may not conform to the formal insurance requirements of the loan covenants that pre-dated TRIA. While the Corporation believes it is in compliance with its loan covenants, a lender may take the position that the Corporation’s insurance program is not in compliance with covenants in a debt agreement and the Corporation could be deemed to be in default under the agreement. In that case, the Corporation may decide to obtain insurance to replace or supplement its insurance program in order to fulfill the lender’s request. While the Corporation believes its terrorism insurance coverage meets the formal and substantive provisions of its loan agreements, a lender under one of its loan agreements has verbally indicated that the Corporation’s terrorism insurance may not meet the precise requirements of a loan agreement. The Corporation has not received, nor does it expect to receive, a notice of default from the lender. Furthermore, the lender has stated that a written waiver will be provided to the Corporation or that the loan will be amended to ensure that the Corporation’s coverage will be compliant. In the future, the Corporation’s ability to obtain debt financing, and/or the terms of such financing, may be adversely affected if lenders insist upon additional requirements or greater insurance coverage against acts of terrorism than may be available to the Corporation in the marketplace at rates, or on terms, that are commercially reasonable.

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

Notes to the Financial Statements

$ in thousands, except per share amounts

9.	CONTINGENCIES, Continued

Insurance, Continued

Effective December 31, 2004, the Corporation formed Concordia Insurance L.L.C. and Chapman Insurance L.L.C. to underwrite terrorism, general liability and workers compensation insurance programs for its wholly-owned and joint venture properties, respectively. Effective December 31, 2004, Concord will underwrite terrorism, general liability and workers compensation insurance programs only for properties with respect to which the Corporation has third party management agreements.

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

Notes to the Financial Statements

$ in thousands, except per share amounts

10.	SEGMENT INFORMATION

The Corporation has determined that its reportable segments are those that are based on the Corporation’s method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan area for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington D.C. and secondary markets. The Corporation primarily evaluates operating performance based on internal operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes, and includes properties that have been designated as held for disposition and reported as discontinued operations. Of the properties reported as discontinued operations, two remained unsold at March 31, 2005. Properties included in discontinued operations at March 31, 2005 and March 31, 2004 included: two in Atlanta, GA; one in Dallas, TX; one in Houston, TX; one in Los Angeles, CA; one in New York, NY; one in Washington, D.C.; and nine in the secondary markets of Columbia, SC; St. Louis, MO; Columbus, OH; Tulsa, OK; Sacramento, CA; Pittsburgh, PA; and Baltimore, MD. In addition, two retail properties, located in Los Angeles, CA, were included in corporate and other. Internal operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 from the Corporation’s 2004 Annual Report on Form 10-K, Significant Accounting Policies, except that real estate operations conducted through unconsolidated joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level.

Notes to the Financial Statements

$ in thousands, except per share amounts

10.	SEGMENT INFORMATION, Continued

The following presents internal operating income by reportable segment for the three months ended March 31, 2005 and 2004.

For the three months ended March 31, 2005 and 2004

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Property Operations
Total property revenue	$19,689	$22,156	$19,291	$18,484	$21,259	$22,504	$27,874	$30,568	$26,625	$14,168
Total property expense	(8,314)	(8,885)	(8,576)	(9,170)	(11,318)	(11,546)	(14,440)	(14,986)	(11,463)	(6,401)

Internal Operating Income	$11,375	$13,271	$10,715	$9,314	$9,941	$10,958	$13,434	$15,582	$15,162	$7,767

Internal Property Assets	$403,184		$383,223		$499,153		$427,173		$746,552

	Office Properties, continued
	New York		Washington D.C.		Secondary Markets		Corporate & Other		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Property Operations
Total property revenue	$49,768	$53,013	$33,005	$29,183	$18,034	$36,157	$2,625	$18,950	$218,170	$245,183
Total property expense	(24,410)	(24,319)	(12,327)	(11,330)	(10,735)	(19,901)	3,502	(6,840)	(98,081)	(113,378)

Internal Operating Income	$25,358	$28,694	$20,678	$17,853	$7,299	$16,256	$6,127	$12,110	$120,089	$131,805

Internal Property Assets	$936,633		$831,971		$413,423		$228,804		$4,870,116

Notes to the Financial Statements
$ in thousands, except per share amounts

10.	SEGMENT INFORMATION, Continued

The following is a reconciliation of internal operating income to income from continuing operations.

	For the three months ended
	March 31,
	2005	2004
Internal property revenue	$218,170	$245,183
Less: Real estate joint venture property revenue	(26,028)	(24,625)
Less: Discontinued operations	(4,910)	(46,722)

Total revenues	187,232	173,836

Internal property operating expenses	98,081	113,378
Less: Real estate joint venture operating expenses	(12,462)	(10,706)
Less: Discontinued operations	1,334	(23,504)

Total operating expenses and property taxes	86,953	79,168

General and administrative expenses	(9,008)	(4,277)
Depreciation and amortization	(41,339)	(34,599)
Interest and other income	1,215	955
Foreign currency exchange gain	—	3,340
(Loss) Gain on early debt retirement	(14)	246
Recovery on insurance claims	—	206
Interest expense	(35,692)	(36,347)
Derivative loss	—	(2,011)
Lawsuit settlement	760	94
Provision for income and other corporate taxes, net	(421)	(1,490)
Minority interest	(35)	(1,079)
Income from unconsolidated real estate joint ventures	4,073	6,239

Income from Continuing Operations	$19,818	$25,945

The following is a reconciliation of internal property assets to consolidated total assets.

March 31,
2005
Internal property assets	$4,870,116
Less: Pro rata real estate joint venture assets	(509,785)
Add: Investment in unconsolidated real estate joint ventures	118,574

Total Assets	$4,478,905

Notes to the Financial Statements
$ in thousands, except per share amounts

11.	RELATED PARTY TRANSACTIONS

In March 2005, Trizec Canada Inc. paid the Corporation approximately $760 as reimbursement for legal expenses that it incurred in connection with a litigation matter in which the Corporation, Trizec Canada Inc. and Peter Munk were co-plaintiffs. As of March 24, 2005, Trizec Canada Inc. owned, together with its affiliates, approximately 39% of the Corporation’s common stock and all of its outstanding special voting stock and Class F convertible stock. Mr. Munk is the Chairman and Chief Executive Officer of Trizec Canada Inc. and indirectly has majority voting power with respect to the election of Trizec Canada Inc.’s board of directors and certain other matters.

12.	SUBSEQUENT EVENTS

In April 2005, the Corporation sold Shoreline Square, located in Long Beach, California, which was designated as held for sale pursuant to SFAS No. 144 at March 31, 2005, for a gross sale price of approximately $87,400.

In April 2005, the Corporation acquired 1200 K Street, located in Washington, DC, for approximately $190,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In the remainder of this Form 10-Q, the terms “we,” “us,” “our” and “our company” refer to Trizec Properties, Inc. and its consolidated subsidiaries.

     The following discussion should be read in conjunction with “Forward-Looking Statements” and the consolidated interim financial statements and the notes thereto that appear elsewhere in this Form 10-Q.

Overview

     We are one of the largest fully integrated and self-managed, publicly traded office real estate investment trusts, or REITs, in the United States. We are engaged in owning and managing office properties in the United States. At March 31, 2005, we had total assets of approximately $4.5 billion and owned interests in 52 U.S. office properties containing approximately 37.3 million square feet of total area. Of our 52 office properties, 45 office properties comprising approximately 30.3 million square feet are consolidated and seven office properties comprising approximately 7.0 million square feet are unconsolidated real estate joint venture properties. Based on owned area, our 52 office properties comprise approximately 33.8 million square feet. Owned area reflects the sum of the total square footage of all of our consolidated office properties and our pro rata share of the square footage of our unconsolidated real estate joint venture properties calculated based on our economic ownership interest in those unconsolidated real estate joint ventures. Our office properties are concentrated in seven core markets in the United States located in the following major metropolitan areas: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C.

     We were launched as a publicly traded U.S. office REIT in May 2002, as part of the reorganization of Canadian-based TrizecHahn Corporation. As part of its reorganization, TrizecHahn Corporation formed Trizec Canada Inc., a Canadian company that, as of March 24, 2005, owned, together with its affiliates, approximately 39% of our common stock and all of our outstanding special voting stock and Class F convertible stock.

     On December 22, 2004, we completed the reorganization of our operating structure by converting to an umbrella partnership real estate investment trust, or UPREIT, structure (the “UPREIT Conversion”). In connection with the UPREIT Conversion, we formed a new operating entity, Trizec Holdings Operating LLC, a Delaware limited liability company (the “Operating Company”), and entered into a contribution agreement and an assignment and assumption agreement with the Operating Company pursuant to which we contributed substantially all of our assets to the Operating Company in exchange for (a) a combination of common units, special voting units and Series F convertible units of limited liability company interest in the Operating Company and (b) the assumption by the Operating Company of substantially all of our liabilities. We now conduct and intend to continue to conduct our business, and own and intend to continue to own substantially all of our assets, through the Operating Company. As the sole managing member of the Operating Company, we generally have the exclusive power under the limited liability company agreement to manage and conduct the business of the Operating Company, subject to certain limited approval and voting rights of the other members that may be admitted in the future. Currently, the Operating Company is wholly-owned by us.

     During the three months ended March 31, 2005, we completed the following key transactions:

•	In January 2005, we announced the appointment of Brian K. Lipson as Executive Vice President and Chief Investment Officer.

•	In February 2005, we announced the completion of a 15-year lease extension with prominent international law firm Fried, Frank, Harris, Shriver & Jacobson, LLP at One New York Plaza. Under the lease agreement, which will extend through February 2024, the firm will expand its space from approximately 338,000 square feet to approximately 380,000 square feet.

•	In February 2005, we announced the approval of Morgan Stanley’s 450,000 square foot sublease agreement with existing tenant Wachovia at One New York Plaza. The term of the sublease runs through December 2014, which is the remaining term of the Wachovia lease.

     Subsequent to March 31, 2005, we completed the following key transactions:

•	In April 2005, we sold Shoreline Square, located in Long Beach, California, which was designated as held for sale pursuant to SFAS No. 144 at March 31, 2005, for a gross sale price of approximately $87.4 million.

•	In April 2005, we acquired 1200 K Street, located in Washington, DC, for approximately $190.0 million.

•	In April 2005, we announced the commencement of construction at Waterview, a one-million square foot mixed-use development that will include two 300-foot high towers in Rosslyn, Virginia. The 633,000 square foot, 24-story office building has been leased by The Corporate Executive Board for 20 years. Another 29-story tower will feature 136 condominium residences and a 155-room hotel.

Critical Accounting Policies

     Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of real estate assets and investments, investments in unconsolidated joint ventures, derivative instruments, fair value of financial instruments, internal leasing costs, insurance and tax liabilities. During the three months ended March 31, 2005, there were no changes to these policies.

Results of Operations

     The following discussion is based on our consolidated financial statements for the three months ended March 31, 2005 and 2004.

     Trends in Occupancy

     The macroeconomic conditions that negatively affected employment levels for office workers, which, in turn, affected the demand for office space, have not significantly changed since the end of 2004. This stagnant demand for office space has resulted in relatively flat occupancy rates, however, we believe that it is likely that demand for office space will gradually improve during the remainder of the year. Despite our belief that office market conditions will improve gradually throughout the remainder of 2005, we anticipate continued downward pressure on market rents, however, not to the extent of the recent past. Our focus for the remainder of the year will be to renew or release expiring space. The table below reflects the occupancy rates at March 31, 2005 compared to December 31, 2004 and shows the percentage of the square feet that will expire during the remainder of the year for our U.S. office portfolio.

OWNED AREA
			Percentage of space
	Occupancy Rates At		expiring during the
	March 31, 2005	December 31, 2004	remainder of 2005
Core Markets
Atlanta	89.5%	89.0%	9.0%
Chicago	89.3%	94.0%	3.6%
Dallas	86.1%	85.2%	7.8%
Houston	84.5%	84.4%	4.4%
Los Angeles	87.7%	88.4%	4.5%
New York	92.0%	96.8%	5.0%
Washington, D.C.	94.9%	95.0%	13.1%

Total Core Markets	89.1%	90.2%	6.8%

Secondary Markets	82.3%	83.9%	5.0%

Total Office Properties	88.3%	89.5%	6.6%

TOTAL AREA
			Percentage of space
	Occupancy Rates At		expiring during the
	March 31, 2005	December 31, 2004	remainder of 2005
Consolidated Properties	88.6%	89.8%	7.0%
Unconsolidated JV Properties	85.7%	86.9%	3.2%

Total Office Properties	88.0%	89.3%	6.3%

     For the three months ended March 31, 2005, we leased approximately 1.4 million square feet of new and renewal space on a consolidated basis. Occupancy for our consolidated portfolio was approximately 88.6% at March 31, 2005, compared to approximately 89.8% at December 31, 2004. In addition, for the three months ended March 31, 2005, leases expired at an average gross rent of approximately $24.45 per square foot and were generally being signed at an average gross rent of approximately $23.59 per square foot.

     For the three months ended March 31, 2005, we leased approximately 1.5 million square feet of owned area new and renewal space. Occupancy for our portfolio based on owned area was approximately 88.3% at March 31, 2005, compared to approximately 89.5% at December 31, 2004. In addition, for the three months ended March 31, 2005, based upon our owned area, leases expired at an average gross rent of approximately $25.42 per square foot and were generally being signed at an average gross rent of approximately $24.57 per square foot.

     In an environment of relatively stagnant economic conditions, it is normal to experience increased rental delinquencies and tenant failures. We monitor the financial strength of our key tenants and, therefore, their ability to pay rent and the likelihood that they will continue to pay rent, through a watch list process applied at the local, regional and corporate property management levels. This monitoring process is designed to help us identify significant credit risks. At the end of March 2005, we were closely monitoring tenants with leases representing approximately 1.7% of the leaseable area of our U.S. office portfolio and approximately 1.5% of our annual gross rent for the U.S. office portfolio.

     Acquisition and Disposition Activities

     The table that follows is a summary of our acquisition and disposition activity from January 1, 2004 to March 31, 2005 and reflects our total portfolio at March 31, 2005. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint ventures or managed properties.

	Office			Retail
			Pro rata			Pro rata
		Total	Owned		Total	Owned
Properties as of:	Properties	Sq. Ft.	Sq. Ft.	Properties	Sq. Ft.	Sq. Ft.
		(in thousands)			(in thousands)
December 31, 2003	65	42,759	39,828	2	1,245	1,191
Acquisitions	2	1,651	1,646	—	—	—
Dispositions	(15)	(7,091)	(7,091)	(2)	(1,245)	(1,191)
Sale of interest to a joint venture	—	—	(588)	—	—	—
Re-measurements	—	(11)	(11)	—	—	—

December 31, 2004	52	37,308	33,784	—	—	—

Re-measurements	—	18	21	—	—	—

March 31, 2005	52	37,326	33,805	—	—	—

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

     Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the three months ended
	March 31,		Increase	%
	2005	2004	(Decrease)	Change
		(dollars in thousands)
Total Property Revenues	$187,232	$173,836	$13,396	7.7%

Expenses
Property operating expenses	86,953	79,168	7,785	9.8%
General and administrative	9,008	4,277	4,731	110.6%
Depreciation and amortization	41,339	34,599	6,740	19.5%

Total Expenses	137,300	118,044	19,256	16.3%

Operating Income	49,932	55,792	(5,860)	10.5%

Other Income (Expense)
Interest and other income	1,215	955	260	27.2%
Foreign currency exchange gain	—	3,340	(3,340)	—
(Loss) Gain on early debt retirement	(14)	246	(260)	105.7%
Recovery on insurance claims	—	206	(206)	—
Interest expense	(35,692)	(36,347)	655	1.8%
Derivative loss	—	(2,011)	2,011	—
Lawsuit settlement	760	94	666	708.5%

Total Other Expense	(33,731)	(33,517)	(214)	0.6%

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate, Net	16,201	22,275	(6,074)	27.3%
Provision for income and other corporate taxes, net	(421)	(1,490)	1,069	71.7%
Minority interest	(35)	(1,079)	1,044	96.8%
Income from unconsolidated real estate joint ventures	4,073	6,239	(2,166)	34.7%

Income from Continuing Operations	19,818	25,945	(6,127)	23.6%
Discontinued Operations
Income from discontinued operations	6,471	11,495	(5,024)	43.7%
Gain on disposition of discontinued real estate, net	207	32,396	(32,189)	99.4%

Income Before Gain on Disposition of Real Estate, Net	26,496	69,836	(43,340)	62.1%
Gain on disposition of real estate, net	—	14,771	(14,771)	—

Net Income	26,496	84,607	(58,111)	68.7%

Special voting and Class F convertible stockholders’ dividends	(1,209)	(1,304)	95	7.3%

Net Income Available to Common Stockholders	$25,287	$83,303	$(58,016)	69.6%

Straight-Line Revenue (excluding discontinued operations)	$2,987	$4,162	$(1,175)	28.2%

Lease Termination Fees (excluding discontinued operations)	$2,090	$1,429	$661	46.3%

     Property Revenues

     Property revenues increased by approximately $13.4 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Property revenues increased approximately $12.1 million due to the acquisition of Bank of America Plaza, located in Los Angeles, California, in the third quarter of 2004 and by approximately $2.4 million due to the acquisition of an interest in 2001 M Street, located in Washington D.C., in the fourth quarter of 2004. Rental revenues increased by approximately $2.8 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase is primarily due to an increase in average rental rates in the New York and Washington D.C. markets as well as an overall increase in average occupancy for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. In addition, parking and other income increased by approximately $2.5 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase is primarily due to an increase in parking and other income of approximately $1.8 million and an increase in termination fees of approximately $0.7 million. These increases were partially offset by a decrease in property revenues of approximately $0.6 million due to the sale of 151 Front Street, located in Toronto, Ontario, in the first quarter of 2004 and by approximately $4.0 million due to the sale of a 50% interest in Plaza of the Americas, located in Dallas, Texas, in the second quarter of 2004. In addition, there was a decrease of approximately $1.8 million in tenant recoveries and management fee income for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This decrease is primarily due to a decrease in management fees and tenant recoveries of approximately $3.0 million from managed properties, partially offset by an increase in tenant recoveries of approximately $1.2 million due to an increase in recoverable operating expenses.

     Lease termination fees are an element of ongoing real estate ownership. Included in the property revenue analysis above, for the three months ended March 31, 2005, we recognized approximately $2.1 million of termination fees compared to approximately $1.4 million for the three months ended March 31, 2004.

     Property Operating Expenses

     Property operating expenses increased by approximately $7.8 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The acquisition of Bank of America Plaza resulted in an increase in property operating expenses of approximately $5.3 million and the acquisition of an interest in 2001 M Street resulted in an increase of approximately $0.9 million. Property operating expenses increased by approximately $0.7 million due to an increase in insurance expense and by approximately $2.9 million due to an increase in property taxes. In addition, repairs and maintenance, security, and other recoverable expenses increased by approximately $1.7 million and bad debt expense increased by approximately $0.4 million. These increases were partially offset by a decrease in property operating expenses of approximately $0.5 million due to the sale of 151 Front Street and a decrease of approximately $2.7 million due to the sale of a 50% interest in Plaza of the Americas. In addition, a decrease in building management expenses resulted in a decrease in property operating expenses of approximately $0.9 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

     Excluding the impact of lease termination fees on revenues, our gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to approximately 53.0% for the three months ended March 31, 2005 from approximately 54.1% for the three months ended March 31, 2004, primarily reflecting an increase in operating expenses.

     General and Administrative

     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.

     General and administrative expense increased by approximately $4.7 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase is primarily due to an increase in employee compensation, including equity based compensation, as well as separation costs incurred for a departed officer during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and a reversal of bonus accruals for the three months ended March 31, 2004.

     Depreciation and Amortization

     Depreciation and amortization expense increased by approximately $6.7 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The acquisition of Bank of America Plaza and the acquisition of an interest in 2001 M Street resulted in an increase in depreciation and amortization expense of approximately $6.5 million. In addition, depreciation and amortization expense increased by approximately $1.3 million primarily due to accelerated depreciation of tenant improvements resulting from early termination of leases and additional depreciation related to tenant improvements incurred subsequent to January 1, 2004. These increases in depreciation and amortization expense were partially offset by a decrease in depreciation and amortization expense of approximately $1.1 million due to the disposition of a 50% interest in Plaza of the Americas in the second quarter of 2004.

     Interest and Other Income

     Interest and other income increased by approximately $0.3 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to an increase in average cash balances for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

     Foreign Currency Exchange Gain

     During the three months ended March 31, 2004, we sold 151 Front Street in Toronto, Ontario, recognizing a foreign currency exchange gain of approximately $3.3 million.

     (Loss) Gain on Early Debt Retirement

     In December 2004, in conjunction with the sale of 250 West Pratt Street, located in Baltimore, Maryland, we and the lender of the mortgage loan collateralized by such property agreed to modify certain terms of the mortgage loan. The lender of the mortgage loan agreed to release the property as collateral for the mortgage loan in consideration of the establishment of an escrow, for the benefit of the lender, in the amount of approximately $28.7 million. The escrow was comprised of funds to be used to repay the full outstanding principal balance of the mortgage loan as well as interest payments through January 3, 2005. The escrow funds of approximately $28.7 million were included in restricted cash on our balance sheet at December 31, 2004. On January 3, 2005, the funds held in escrow were released to the lender. In conjunction with the repayment and retirement of the mortgage loan, we recorded a minimal loss on early debt retirement, comprised primarily of the write-off of unamortized deferred financing costs.

     During the three months ended March 31, 2004, we recorded an aggregate gain on early debt retirement of approximately $0.2 million. We recorded a gain on early debt retirement of approximately $0.9 million related to the sale of Hollywood and Highland Hotel comprised primarily of the forgiveness of debt of approximately $1.2 million, partially offset by the write-off of unamortized deferred financing costs of approximately $0.3 million. This gain on early debt retirement is partially offset by the write-off of unamortized deferred financing costs of approximately $0.4 million resulting from the repayment of secured mortgages coinciding with the sale of the underlying properties, as well as the write-off of unamortized deferred financing costs of approximately $0.3 million due to the refinancing of a $120.0 million mortgage loan.

     Recovery on Insurance Claims

     During the three months ended March 31, 2004, we received approximately $0.2 million in insurance proceeds related to window replacements at 550 W. Washington in Chicago that were damaged in 2003.

     Interest Expense

     Interest expense decreased by approximately $0.7 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Lower average debt balances outstanding due to early debt retirements, regular principal amortization and lump sum repayments resulted in a decrease in interest expense of approximately $3.2 million. In addition, interest expense decreased by approximately $1.9 million primarily due to certain interest rate swap contracts that were unwound during the fourth quarter of 2004. Additionally, the retirement of debt due to the disposition of 151 Front Street in the first quarter of 2004 decreased interest expense by approximately $0.1 million. These decreases were partially offset by an increase in interest expense of approximately $1.2 million due to a higher outstanding balance on our credit facility. In addition, in conjunction with the acquisition of Bank of America Plaza and the acquisition of an interest in 2001 M Street, we entered into mortgage loans totaling, in the aggregate, approximately $286.5 million which resulted in an increase in interest expense of approximately $3.3 million during the three months ended March 31, 2005.

     Derivative Loss

     During the three months ended March 31, 2004, we recorded a derivative loss of approximately $2.0 million in connection with the ineffective portion of certain interest rate swap agreements that were used to hedge variable rate debt that has been repaid and retired.

     Provision for Income and Other Corporate Taxes, Net

     Income and other taxes include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes decreased by approximately $1.1 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to lower taxes as a result of property dispositions made during the year ended 2004 and restructuring in connection with the UPREIT Conversion.

     Minority Interest

     Minority interest loss decreased by approximately $1.0 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Approximately $0.4 million of the decrease is due to a decrease in the change in the redemption value of the TrizecHahn Mid-Atlantic I Partnership’s redeemable units for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. In addition, preferred returns to the minority interest partner upon the sale of the Hollywood and Highland Hotel in Los Angeles, California resulted in a minority interest loss of approximately $0.6 million during the first quarter of 2004.

     Income from Unconsolidated Real Estate Joint Ventures

     Income from unconsolidated real estate joint ventures decreased by approximately $2.2 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Income from unconsolidated real estate joint ventures decreased by approximately $2.3 million due to a decrease in the net income on the Grace Building and 1411 Broadway, both of which are located in New York, New York. This decrease primarily resulted from an increase in interest expense related to the refinancing of certain mortgage loans in June 2004 that encumbered these two unconsolidated joint venture properties. This decrease was partially offset by an increase in aggregate net income of approximately $0.1 million for our other unconsolidated real estate joint ventures for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

     Discontinued Operations

     Income from properties classified as discontinued operations decreased by approximately $5.0 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Income from discontinued operations for the three months ended March 31, 2004 includes the net income of properties sold subsequent to December 31, 2003, whereas income from discontinued operations for the three months ended March 31, 2005 includes only the net income of the two properties which were designated as held for disposition but had not been sold subsequent to December 31, 2004. In addition, on September 8, 2004, we and the Los Angeles County Assessor’s Office presented to the Los Angeles County Assessment Appeals Board a written stipulation agreeing to the base year value in 2000, and the 2001, 2002, 2003 and 2004 assessed values of the Hollywood & Highland Complex, located in Los Angeles, California. The stipulation provided for substantial reductions in the assessed value of the Hollywood & Highland Complex for all years. The Los Angeles County Assessment Appeals Board approved the stipulation and adopted the values as set forth in the stipulation, which resulted in a real estate tax refund. During the three months ended March 31, 2005, we received approximately $4.3 million of the real estate tax refund, resulting in a decrease in real estate tax for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

     During the three months ended March 31, 2004, we recognized a gain on disposition of discontinued real estate of approximately $32.4 million, net of related tax effect, due to the sale of the Hollywood & Highland Complex.

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

     We have a $750.0 million unsecured credit facility, which matures in June 2007. The amount available for us to borrow under the unsecured credit facility at any time is determined by certain properties that we, or our subsidiaries that may from time to time guarantee the unsecured credit facility, own that satisfy certain conditions of eligibility. These conditions are not uncommon for unsecured credit facilities of this nature. During the remainder of its term, the amount available for us to borrow under the unsecured credit facility will likely fluctuate. The capacity under the unsecured credit facility may decrease as we sell or place permanent financing on assets currently supporting the unsecured credit facility. In addition, the capacity under the unsecured credit facility may decrease if assets no longer meet certain eligibility requirements. Likewise, the capacity under the unsecured credit facility may increase as certain assets otherwise meet the eligibility requirements. As of March 31, 2005, the amount available for us to borrow under the unsecured credit facility was approximately $458.1 million, of which $150.0 million was outstanding. During the remainder of the term of the unsecured credit facility, we expect the outstanding balance to fluctuate. The balance under the unsecured credit facility will likely increase from time to time as we use funds from the unsecured credit facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. The balance under the unsecured credit facility will also likely be reduced as a result of proceeds generated from asset sales, secured borrowings, operating cash flows and other sources of liquidity.

     Under our unsecured credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restrictions on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; a requirement that the interest coverage ratio be greater than 2.0 times; a requirement that the fixed charge coverage ratio be greater than 1.5 times; and a requirement that the net worth be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the unsecured credit facility agreement). If we are in default in respect of our obligations under the unsecured credit facility agreement, dividends will be limited to the amount necessary to maintain REIT status. At March 31, 2005, we were in compliance with these financial covenants.

     We also have available an effective shelf registration statement under which we may offer and sell up to an aggregate amount of $750.0 million of common stock, preferred stock, depositary shares representing shares of our preferred stock and warrants exercisable for common stock or preferred stock. However, our ability to raise funds through sales of common stock, preferred stock, depositary shares representing shares of our preferred stock and common and preferred stock warrants is dependent upon, among other things, general market conditions for REITs, market perceptions about our company, the current trading price of our stock, and the current interest rates. The proceeds from the sale of shares of common stock, preferred stock, depositary shares representing shares of our preferred stock or common and preferred stock warrants, if any, would be used for general corporate purposes, which may include, among other things, the acquisition of additional properties or the repayment of outstanding indebtedness.

     After dividend distributions, our remaining cash from operations may not be sufficient to allow us to retire all of our debt as it comes due. Accordingly, we may be required to refinance maturing debt or repay it utilizing proceeds from property dispositions or issuance of equity securities. Our ability to refinance maturing debt will be dependent on our financial position, the cash flow from our properties, the value of our properties, liquidity in the debt markets and general economic and real estate market conditions. There can be no assurance that such refinancing or proceeds will be available or be available on economical terms when necessary in the future.

Contractual Obligations

     Due to the repayment and retirement of a mortgage loan that formerly collateralized 250 West Pratt Street, located in Baltimore, Maryland, we are no longer liable for future mortgage obligations of approximately $28.7 million, which was previously disclosed in the contractual obligations table in our Annual Report on Form 10-K for the year ended December 31, 2004. No other material changes outside the ordinary course of business occurred affecting our contractual obligations during the three months ended March 31, 2005.

Cash Flow Activity

     At March 31, 2005, we had approximately $157.2 million in cash and cash equivalents as compared to approximately $194.3 million at December 31, 2004. The increases in cash for the three months ended March 31, 2005 and 2004 are a result of the following cash flows:

	For the three months ended
	March 31,
	2005	2004
	(dollars in thousands)
Cash provided by operating activities	$26,623	$70,937
Cash (used in) provided by investing activities	(54,242)	203,023
Cash used in financing activities	(9,450)	(372,611)

	$(37,069)	$(98,651)

     Operating Activities

     Cash provided by operating activities for the three months ended March 31, 2005 was approximately $26.6 million compared to approximately $70.9 million for the three months ended March 31, 2004. Cash flows from operations depends primarily on cash generated from lease payments for leased spaces at our office properties. The change in cash flows from operating activities is primarily attributable to the factors discussed in our analysis of results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as well as the timing of receipt of revenues and the payment of expenses.

     Investing Activities

     Net cash used by investing activities reflects the net impact of the acquisition and disposition of certain properties, investments in, and distributions from, our unconsolidated real estate joint ventures and the ongoing impact of expenditures on tenant installations costs and capital expenditures. During the three months ended March 31, 2005, approximately $54.2 million of cash was used in our investing activities compared to approximately $203.0 million of cash generated in our investing activities during the three months ended March 31, 2004, which are described below.

     Tenant Installation Costs

     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. As noted above, relatively stagnant market conditions for the three months ended March 31, 2005 resulted in a modest decrease in vacancies over the same period in the prior year. The stagnant market conditions, combined with sublet space inventory in our major markets, has continued the downward pressure on rental rates and the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio we owned at March 31, 2005 and for the total office portfolio we owned at March 31, 2004, including our share of such costs incurred by unconsolidated real estate joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents our pro rata owned share of square feet leased.

	For the three months ended
	March 31,
	2005	2004
	(in thousands)
Square feet leased
- new leasing	475	767
- renewal leasing	1,050	1,160
Total square feet leased	1,525	1,927
Tenant installation costs	$34,058	$35,436

     Capital Expenditures

     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the three months ended March 31, 2005 and 2004, capital expenditures for the total office portfolio, including our share of such expenditures incurred by unconsolidated real estate joint ventures, was approximately $3.5 million and approximately $2.0 million, respectively. Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as asbestos abatement or removal costs, major mechanical attribute or system replacement, and redevelopment or reconstruction costs directly attributable to extending or preserving the useful life of the base building. Furthermore, as part of our office property acquisitions, we have routinely acquired and repositioned properties in their respective markets, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration when negotiating our purchase price at the time of acquisition.

     Reconciliation to Combined Consolidated Statements of Cash Flows

     The above information includes tenant installation costs granted, including leasing costs, and capital expenditures for the total portfolio, including our share of such costs granted by unconsolidated real estate joint ventures, for leases that commenced during the periods presented. The amounts included in our consolidated statements of cash flows represent the actual cash spent during the periods, excluding our share of such costs and expenditures incurred by unconsolidated real estate joint ventures. The reconciliation between the above amounts and our consolidated statements of cash flows is as follows:

	For the three months ended
	March 31,
	2005	2004
	(dollars in thousands)
Tenant installation costs, including leasing costs for the owned office portfolio	$34,058	$35,436
Capital expenditures	3,503	1,971
Pro rata joint venture activity	(1,668)	(983)
Timing differences	(7,490)	(8,518)
Retail activity	—	150

Total of tenant improvements, leasing costs and capital expenditures per consolidated statements of cash flows	$28,403	$28,056

     Dispositions

     During the three months ended March 31, 2004, we sold one office property and two retail properties generating net proceeds of approximately $257.0 million, or approximately $18.6 million after debt repayment.

     Unconsolidated Real Estate Joint Ventures

     During the three months ended March 31, 2005, we made cash contributions to our unconsolidated real estate joint ventures in the aggregate amount of approximately $1.6 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $7.3 million. During the three months ended March 31, 2004, we made contributions and advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $20.1 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $4.5 million. We have received net distributions in excess of our investments in 1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig, L.L.C. (the “Swig Joint Ventures”). At March 31, 2005 and December 31, 2004, such excess net distributions totaled approximately $43.3 million and $43.2 million, respectively, and have been recorded in other accrued liabilities as we have committed to provide financial support to the Swig Joint Ventures in the future.

     Financing Activities

     During the three months ended March 31, 2005, we used approximately $9.5 million in our financing activities due primarily to approximately $34.1 million of principal repayments on mortgage debt and paid approximately $32.4 million in dividends to our stockholders. These uses were offset by approximately $28.7 million released from an escrow established for repayment of the mortgage loan of 250 W. Pratt, located in Baltimore, Maryland and proceeds of approximately $28.3 million from the issuance of our common stock.

     During the three months ended March 31, 2004, we used approximately $372.6 million in our financing activities, due primarily to approximately $260.5 million of principal repayments on mortgage debt and approximately $238.3 million of mortgage debt and other loans repaid upon property dispositions. Additionally, we incurred and paid approximately $3.8 million in settlement of forward rate contracts. We also paid approximately $31.6 million in dividends to our stockholders. These uses were partially offset by net proceeds from mortgage debt refinancings, net draws on our line of credit and proceeds from the issuance of our common stock.

     Mortgage Debt, Other Loans and Unsecured Credit Facility

     At March 31, 2005, our consolidated debt was approximately $2.2 billion. The weighted average interest rate on our debt was approximately 6.23% and the weighted average maturity was approximately 4.8 years.

     The following table sets forth information concerning mortgage debt, other loans and unsecured credit facility as of March 31, 2005. The economic interest of our owning entity is 100% unless otherwise noted.

			Maturity	Current	Principal	Term to
Property/(Ownership) (1)	F/V(2)		Date	Rate	Balance	Maturity

(At March 31, 2005)					($ 000’s)	(Years)
CMBS Transaction
Class A-2	F		May-11	6.09%	$56,500	6.1
Class A-3 FL	V		Mar-08	2.97%	91,884	3.0
Class A-3	F		Mar-08	6.21%	78,900	3.0
Class A-4	F		May-11	6.53%	240,600	6.1
Class B-3 FL	V		Mar-08	3.12%	16,886	3.0
Class B-3	F		Mar-08	6.36%	14,500	3.0
Class B-4	F		May-11	6.72%	47,000	6.1
Class C-3	F		Mar-08	6.52%	101,400	3.0
Class C-4	F		May-11	6.89%	45,600	6.1
Class D-3	F		Mar-08	6.94%	106,100	3.0
Class D-4	F		May-11	7.28%	40,700	6.1
Class E-3	F		Mar-08	7.25%	73,300	3.0
Class E-4	F		May-11	7.60%	32,300	6.1

Pre-swap:				6.27%	$945,670	4.5
Post-swap:(3)				6.61%	$945,670	4.5

Renaissance Tower	F		Jan-10	4.98%	$92,000	4.8
Ernst & Young Plaza	F		Feb-14	5.07%	118,172	8.8
One New York Plaza	F		May-06	7.27%	231,291	1.1
2000 L Street, N.W.	F		Aug-07	6.26%	56,100	2.3
Watergate Office Building	F		Feb-07	8.02%	16,707	1.9
1400 K Street, N.W.	F		May-06	7.20%	21,149	1.1
2001 M Street (98%)(4)	F		Dec-14	5.25%	44,500	9.7
Bethesda Crescent	F		Jan-08	7.10%	32,313	2.8
Bethesda Crescent	F		Jan-08	6.70%	2,677	2.8
Twinbrook Metro Plaza	F		Sep-08	6.65%	16,205	3.4
Two Ballston Plaza	F		Jun-08	6.91%	26,325	3.2
Sunrise Tech Park	F		Jan-06	6.75%	22,710	0.8
Metropolitan Square	F		Jan-08	7.05%	82,461	2.8
Bank of America Plaza (Los Angeles)	F		Sep-14	5.31%	242,000	9.4
One Alliance Center	F		Jul-13	4.78%	68,266	8.3
Unsecured Credit Facility	V	(5)	Jun-07	5.09%	150,000	2.2
Other – Fixed	F		Various	5.93%	16,632	6.0

Total Consolidated Debt				6.23%	$2,185,178	4.8

Bank One Center (50%)	V		Dec-05	4.52%	$54,290	0.7
Marina Towers (50%)	F		Aug-07	7.92%	15,061	2.3
The Grace Building (50%)	F		Jul-14	5.54%	190,119	9.3
World Apparel Center (50%)	F		Jul-14	5.50%	109,281	9.3
1460 Broadway (50%)	V		May-06	4.25%	12,475	1.2
Waterview (25%)	V		Sept-05	6.25%	4,694	0.4
Plaza of the Americas (50%)	F		Jul-11	5.12%	34,000	6.3

Unconsolidated Real Estate Joint Venture Mortgage Debt				5.42%	$419,920	7.3

(1)	The economic interest of our owning entity in the associated asset is 100% unless otherwise noted.

(2)	“F” refers to fixed rate debt, “V” refers to variable rate debt. References to “V” represent the underlying loan, some of which have been fixed through hedging instruments.

(3)	$108.8 million of the seven-year floating rate tranche of the CMBS loan has been swapped from one-month LIBOR plus various spreads to 5.99% fixed rate.

(4)	Consolidated entity.

(5)	Reflects notional allocation of $41.2 million of the floating rate unsecured credit facility debt that has been swapped from one-month LIBOR plus spread to 7.12% fixed rate.

The table that follows summarizes the mortgage and other loan debt at March 31, 2005 and December 31, 2004:

Debt Summary

	March 31,	December 31,
	2005	2004
	(dollars in thousands)
Balance:
Fixed rate	$2,076,407	$2,110,511
Variable rate	108,771	108,771

Total	$2,185,178	$2,219,282

Collateralized property	$2,018,546	$2,024,055
Unsecured credit facility	150,000	150,000
Other loans	16,632	45,227

Total	$2,185,178	$2,219,282

Percent of total debt:
Fixed rate	95.0%	95.1%
Variable rate	5.0%	4.9%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	6.33%	6.33%
Variable rate	4.32%	3.87%

Total	6.23%	6.21%

Leverage ratio:
Net debt to net debt plus book equity	52.4%	53.1%

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of stockholders’ equity.

     Unsecured Credit Facility

     Our unsecured credit facility consists of a $600.0 million revolving component and a $150.0 million term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% based on our total leverage, and matures in June 2007 (the “2004 Unsecured Credit Facility”). The financial covenants, as defined in the 2004 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; a requirement that the interest coverage ratio be greater than 2.0 times; a requirement that the fixed charge coverage ratio be greater than 1.5 times; and a requirement that the net worth be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (defined in the 2004 Unsecured Credit Facility agreement). If we are in default in respect of our obligations under the 2004 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain REIT status. At March 31, 2005, we were in compliance with these financial covenants.

     At March 31, 2005, the amount eligible to be borrowed under the 2004 Unsecured Credit Facility was approximately $458.1 million, of which $150.0 million was drawn and outstanding. At December 31, 2004, the amount eligible to be borrowed under the 2004 Unsecured Credit Facility was approximately $484.9 million, of which $150.0 million was drawn and outstanding. Certain conditions of the 2004 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time.

     Early Debt Retirement

     In December 2004, in conjunction with the sale of 250 West Pratt Street, located in Baltimore, Maryland, we and the lender of the mortgage loan collateralized by such property agreed to modify certain terms of the mortgage loan. The lender of the mortgage loan agreed to release the property as collateral for the mortgage loan in consideration of the establishment of an escrow, for the benefit of the lender, in the amount of approximately $28.7 million. The escrow was comprised of funds to be used to repay the full outstanding principal balance of the mortgage loan as well as interest payments through January 3, 2005. The escrow funds of approximately $28.7 million were included in restricted cash on our balance sheet at December 31, 2004. On January 3, 2005, the funds held in escrow were released to the lender. In conjunction with the repayment and retirement of the mortgage loan, we recorded a loss on early debt retirement of approximately $0.01 million, comprised primarily of the write-off of unamortized deferred financing costs.

     Hedging Activities

     At March 31, 2005 and December 31, 2004, we had outstanding interest rate swap contracts in the notional amount of $150.0 million, bearing a weighted average interest rate of 6.02% and maturing on March 15, 2008. We recorded an unrealized derivative gain of approximately $3.5 million and an unrealized derivative loss of approximately $2.7 million, related to interest rate swap contracts, through other comprehensive income for the three months ended March 31, 2005 and March 31, 2004, respectively. At March 31, 2005 and December 31, 2004, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $5.7 million and $9.2 million at March 31, 2005 and December 31, 2004, respectively.

     Unconsolidated Real Estate Joint Venture Mortgage Debt

     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method of accounting. At March 31, 2005 and December 31, 2004, our pro rata share of this debt amounted to approximately $419.9 million and approximately $420.2 million in the aggregate, respectively.

     Principal Repayments

     The table below presents the schedule of maturities of the collateralized property loans and other loans:

     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

	Total Debt (1)
	Office	Other	Total
	(dollars in thousands)
Balance of 2005	$16,744	$279	$17,023
2006	429,286	386	429,672
2007	95,814	272	96,086
2008	512,347	276	512,623
2009	14,876	295	15,171
Subsequent to 2009	949,479	15,124	964,603

Total	$2,018,546	$16,632	$2,035,178

Weighted average interest rate at March 31, 2005	6.31%	5.93%	6.31%

Weighted average term to maturity, in years	4.9	6.0	4.9

Percentage of fixed rate debt including variable rate debt subject to interest rate caps and interest rate swap agreements	100.0%	100.0%	100.0%

(1)    Excludes unsecured credit facility

Dividends

     On March 10, 2005, we declared a quarterly dividend of $0.20 per share of common stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. The aggregate amount of dividends paid on April 15, 2005 totaled approximately $31.0 million.

     On March 10, 2005, we declared an aggregate annual dividend of approximately $0.005 million for the Class F convertible stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. We accrued an additional $0.001 million dividend for the Class F convertible stock on March 31, 2005.

     On March 10, 2005, we declared an aggregate quarterly dividend of approximately $1.2 million for the special voting stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005.

Market Risk – Quantitative and Qualitative Information

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At March 31, 2005, approximately 95.0%, or approximately $2.1 billion, of our outstanding debt had fixed interest rates (including variable rate debt subject to interest rate caps and interest rate swap agreements), which minimizes the interest rate risk until the maturity of such outstanding debt.

     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions we believe to be creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At March 31, 2005, we had hedge contracts totaling $150.0 million. Hedge contracts totaling $150.0 million convert variable rate debt at LIBOR plus various spreads to a fixed rate of 6.02% and mature on March 15, 2008. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. We may borrow additional money with variable rates in the future. Increases in interest rates could increase interest expense in unhedged variable rate debt, which, in turn, could affect cash flows and our ability to service our debt. As a result of the hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.

     At March 31, 2005, our total outstanding debt was approximately $2.2 billion, of which approximately $108.8 million was variable rate debt after the impact of the hedge agreement. At March 31, 2005, the average interest rate on variable rate debt was approximately 4.32%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 43 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.5 million annually. If market rates of interest increase by 10%, the fair value of the total debt outstanding would decrease by approximately $44.4 million.

     Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10% (or approximately 43 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $0.5 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $46.0 million.

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

Gain Contingencies

     Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza, located in New York, New York, that was damaged in 2001. Total remediation and improvement costs were approximately $19.1 million. Through March 31, 2005, we have received approximately $12.1 million in insurance proceeds related to this incident. We have filed a claim for additional proceeds of approximately $7.0 million; however, we cannot provide assurance that we will be successful in collecting the additional proceeds. We will recognize the additional proceeds, if any, during the period in which we receive the insurance proceeds.

Subsequent Events

     In April 2005, we sold Shoreline Square, located in Long Beach, California, which was designated as held for sale pursuant to SFAS No. 144 at March 31, 2005, for a gross sale price of approximately $87.4 million.

     In April 2005, we acquired 1200 K Street, located in Washington, DC, for approximately $190.0 million.

Competition

     The leasing of real estate is highly competitive. We compete for tenants with lessors, sublessors and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, concessions offered, services provided, and the design and condition of our buildings. We also experience competition when attempting to acquire real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors. The competition is particularly strong in the current economic environment as office building owners attempt to attract new tenants, or retain existing tenants, with competitive rental rates and other financial incentives, such as tenant improvement allowances.

Environmental Matters

     We believe, based on our internal reviews and other factors, that the future costs relating to environmental remediation and compliance will not have a material adverse effect on our financial position, results of operations or liquidity. For a discussion of environmental matters, see “Item 1. Business – Environmental Matters” and “Item 1. Business – Risk Factors – Environmental problems at our properties are possible and may be costly” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     The following table sets forth the reconciliation of funds from operations from net income available to common stockholders for the three months ended March 31, 2005 and 2004:

	For the three months ended
	March 31,
	(dollars in thousands)
	2005	2004
Net income available to common stockholders	$25,287	$83,303

Add/(deduct):
Gain on disposition of real estate, net	—	(14,771)
Gain on disposition of discontinued real estate, net	(207)	(32,396)
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	44,733	46,593

Funds from operations available to common stockholders	$69,813	$82,729

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     We did not sell any securities in the three months ended March 31, 2005 that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds

     On May 8, 2002, we commenced an offering of up to 8,700,000 shares of our common stock that holders of our warrants may acquire upon exercise thereof. The warrants were issued in connection with the corporate reorganization of TrizecHahn Corporation to (1) certain holders of then outstanding TrizecHahn Corporation stock options in replacement of such options and (2) TrizecHahn Office Properties Ltd., an indirect, wholly-owned subsidiary of Trizec Canada Inc., in an amount sufficient to allow TrizecHahn Office Properties Ltd. to purchase one share of our common stock for each Trizec Canada Inc. stock option granted in the corporate reorganization.

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

     During the period from May 8, 2002 to March 31, 2005, 1,875,237 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.

     During the period from May 8, 2002 to March 31, 2005, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were approximately $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.

     None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

Item 6. Exhibits

     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIZEC PROPERTIES, INC.

Date: May 6, 2005	By:	/s/ Michael C. Colleran

Michael C. Colleran
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s
principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Employment Agreement, dated as of January 4, 2005, by and between Trizec Properties, Inc. and Brian Lipson (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated January 4, 2005)

10.2*	Employment Agreement, dated as of January 4, 2005, by and between Trizec Properties, Inc. and Michael Colleran (incorporated by reference to Exhibit 10.2 of Trizec Properties, Inc.’s Current Report on Form 8-K dated January 4, 2005)

10.3*	Employment Agreement, dated as of January 4, 2005, by and between Trizec Properties, Inc. and William Tresham (incorporated by reference to Exhibit 10.3 of Trizec Properties, Inc.’s Current Report on Form 8-K dated January 4, 2005)

10.4*	Form of Bonus Restricted Stock Rights Award Agreement under the Trizec Properties, Inc. 2002 Long Term Incentive Plan (as amended and restated effective May 29, 2003, and as further amended, the “LTIP”) (incorporated by reference to Exhibit 10.1 to Trizec Properties, Inc.’s Current Report on Form 8-K dated February 18, 2005)

10.5*	Form of Long-Term Incentive Restricted Stock Rights Award Agreement under the LTIP (incorporated by reference to Exhibit 10.2 to Trizec Properties, Inc.’s Current Report on Form 8-K dated February 18, 2005).

10.6†	Registration Rights Agreement, dated as of May 2, 2002, by and between Trizec Properties, Inc., Trizec Canada Inc. and Emerald Blue Kft.

10.7*	2004 Non-Employee Director Fees and Other Compensation (incorporated by reference to Exhibit 10.27 of Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.8*	2004 Compensation for Named Executive Officers (incorporated by reference to Exhibit 10.28 of Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certification of the Chief Executive Officer.

32.2†	Section 1350 Certification of the Chief Financial Officer.

*	Denotes a management contract or compensatory plan, contract or arrangement.

†	Filed herewith