Form 10-Q/A
period 2005-03-31
TRIZEC PROPERTIES INC
filed 2005-08-09
CIK 1161935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A

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

EXPLANATORY PARAGRAPH
This Form 10-Q/A for the quarterly period ended March 31, 2005 is being filed for the purpose of restating the Corporation’s unaudited consolidated statement of cash flows for the three months ended March 31, 2004. In the three months ended March 31, 2004, changes in escrows and restricted cash in an amount of approximately $21,759,000 resulting from property acquisition and disposition activities designated to qualify as tax deferred transactions under Section 1031 of the Internal Revenue Code were previously included in net cash provided by operating activities and should have been included in net cash provided by investing activities. This restatement does not affect the total net change in cash and cash equivalents for the three months ended March 31, 2004 and has no impact on the Corporation’s consolidated balance sheet, consolidated statement of operations or the related per share amounts. This restatement also has no impact on the non-GAAP measure of funds from operations, which is described on page 46. Conforming changes have been made to management’s discussion and analysis of financial condition and results of operations included in this Form 10-Q/A. See footnote 11 in the notes to the consolidated financial statements for further information relating to this restatement. This Form 10-Q/A has not been updated for events or information subsequent to May 6, 2005, the date of filing of the original Form 10-Q, except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Corporation’s filings made with the SEC subsequent to the filing of the original Form 10-Q.
Forward-Looking Statements
This Form 10-Q/A contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), relating to our business and financial outlook which are based on our current expectations, beliefs, projections, forecasts, future plans and strategies, and anticipated events or trends. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology. We intend these forward-looking statements, which are not guarantees of future performance and financial condition, to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements are not historical facts. Instead, such statements reflect estimates and assumptions and are subject to certain risks and uncertainties that are difficult to predict or anticipate. Therefore, actual outcomes and results may differ materially from those projected or anticipated in these forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of May 6, 2005, the date the original Form 10-Q was filed with the Securities and

Exchange Commission. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, without limitation, the risks described in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2005, as the same may be supplemented from time to time. These factors include, without limitation, the following:
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

	For the three months ended
	March 31,
		2004
		(As Restated, see
$ in thousands	2005	Note 11)

Cash Flows from Operating Activities
Net Income	$26,496	$84,607
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated real estate joint ventures	(4,073)	(6,239)
Distributions from unconsolidated real estate joint ventures	4,073	4,456
Depreciation and amortization expense (including discontinued operations)	41,339	43,361
Amortization of financing costs	1,401	2,187
Amortization of value of acquired operating leases to rental revenue	(702)	(110)
Provision for bad debt	1,201	2,019
Gain on disposition of real estate (including discontinued operations)	(207)	(47,167)
Foreign currency exchange gain	—	(3,340)
Derivative loss	—	2,011
Loss (Gain) on early debt retirement	9	(246)
Lawsuit settlement	—	(94)
Minority interest	35	1,079
Amortization of equity compensation	1,111	366
Stock option grant expense	59	202
Changes in assets and liabilities:
Escrows and restricted cash	(5,124)	6,018
Office tenant receivables	(2,880)	1,006
Other receivables	666	(11,220)
Deferred rent receivables	(2,717)	(5,788)
Prepaid expenses and other assets	(697)	2,330
Accounts payable, accrued liabilities and other liabilities	(33,367)	(26,260)

Net cash provided by operating activities	26,623	49,178

Cash Flows from Investing Activities
Real estate:
Tenant improvements and capital expenditures	(20,388)	(18,166)
Tenant leasing costs	(8,015)	(9,890)
Dispositions	175	256,975
Payment of minority interest	(187)	(5,066)
Escrows and restricted cash	(27,446)	20,993
Unconsolidated real estate joint ventures:
Investments	(1,634)	(20,064)
Distributions	3,253	—

Net cash (used in) provided by investing activities	(54,242)	224,782

Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	—	120,000
Principal repayments	(34,104)	(260,523)
Repaid on dispositions	—	(238,343)
Draws on credit line	—	154,000
Paydowns on credit line	—	(120,000)
Financing expenditures	—	(343)
Escrows and restricted cash	28,704	—
Settlement of forward contracts	—	(3,767)
Issuance of common stock	28,348	7,927
Dividends	(32,398)	(31,562)

Net cash used in financing activities	(9,450)	(372,611)

Net Decrease in Cash and Cash Equivalents	(37,069)	(98,651)
Cash and Cash Equivalents, beginning of period	194,265	129,299

Cash and Cash Equivalents, end of period	$157,196	$30,648

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited) (Continued)

	For the three months ended
	March 31,
$ in thousands	2005	2004
		(As Restated, see Note 11)

Supplemental Cash Flow Disclosures:

Cash paid during the period for:

Interest	$32,649	$39,268

Taxes	$13,329	$1,751

Write-off of accounts receivable	$2,428	$2,231

Write-off of retired assets	$11,460	$4,756

Non-cash investing and financing activities:

Dividends payable on common stock, special voting stock and Class F convertible stock	$32,247	$31,797

Mortgage debt and other loans assumed by purchasers upon property dispositions	$—	$41,106

Forgiveness of debt upon property disposition	$—	$1,237

See accompanying notes to the financial statements.

Notes to the Financial Statements $ in thousands, except per share amounts

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

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

Properties — Held for the Long Term

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

Properties — Held for Disposition

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

Properties — Held for Disposition, Continued
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
Properties — Held for Disposition, Continued

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

Notes to the Financial Statements
$ in thousands, except per share amounts

8.	EARNINGS PER SHARE, Continued

	For the three months ended
	March 31,
	2005	2004
Income from continuing operations	$19,818	$25,945
Gain on disposition of real estate, net	—	14,771
Less: Special voting and Class F convertible stockholders’ dividends	(1,209)	(1,304)

Income from Continuing Operations Available to Common Stockholders	18,609	39,412

Discontinued operations	6,678	43,891

Net Income Available to Common Stockholders	$25,287	$83,303

Basic Earnings per Common Share
Income from continuing operations available to common stockholders	$0.12	$0.26
Discontinued operations	0.04	0.29

Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding — Basic	$0.17	$0.55

Diluted Earnings per Common Share
Income from continuing operations available to common stockholders	$0.12	$0.26
Discontinued operations	0.04	0.29

Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding — Diluted	$0.16	$0.55

Weighted average shares outstanding
Basic	153,090,527	151,124,515

Diluted	155,122,317	152,767,608

9.	CONTINGENCIES
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

Notes to the Financial Statements
$ in thousands, except per share amounts

10.	SEGMENT INFORMATION, Continued
The following presents internal operating income by reportable segment for the three months ended March 31, 2005 and 2004.
For the three months ended March 31, 2005 and 2004

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Property Operations
Total property revenue	$19,689	$22,156	$19,291	$18,484	$21,259	$22,504	$27,874	$30,568	$26,625	$14,168
Total property expense	(8,314)	(8,885)	(8,576)	(9,170)	(11,318)	(11,546)	(14,440)	(14,986)	(11,463)	(6,401)

Internal Operating Income	$11,375	$13,271	$10,715	$9,314	$9,941	$10,958	$13,434	$15,582	$15,162	$7,767

Internal Property Assets	$403,184		$383,223		$499,153		$427,173		$746,552

	Office Properties, continued
	New York		Washington D.C.		Secondary Markets		Corporate & Other		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Property Operations
Total property revenue	$49,768	$53,013	$33,005	$29,183	$18,034	$36,157	$2,625	$18,950	$218,170	$245,183
Total property expense	(24,410)	(24,319)	(12,327)	(11,330)	(10,735)	(19,901)	3,502	(6,840)	(98,081)	(113,378)

Internal Operating Income	$25,358	$28,694	$20,678	$17,853	$7,299	$16,256	$6,127	$12,110	$120,089	$131,805

Internal Property Assets	$936,633		$831,971		$413,423		$228,804		$4,870,116

Notes to the Financial Statements
$ in thousands, except per share amounts

10.	SEGMENT INFORMATION, Continued

The following is a reconciliation of internal operating income to income from continuing operations.

	For the three months ended
	March 31,
	2005	2004
Internal property revenue	$218,170	$245,183
Less: Real estate joint venture property revenue	(26,028)	(24,625)
Less: Discontinued operations	(4,910)	(46,722)

Total revenues	187,232	173,836

Internal property operating expenses	98,081	113,378
Less: Real estate joint venture operating expenses	(12,462)	(10,706)
Less: Discontinued operations	1,334	(23,504)

Total operating expenses and property taxes	86,953	79,168

General and administrative expenses	(9,008)	(4,277)
Depreciation and amortization	(41,339)	(34,599)
Interest and other income	1,215	955
Foreign currency exchange gain	—	3,340
(Loss) Gain on early debt retirement	(14)	246
Recovery on insurance claims	—	206
Interest expense	(35,692)	(36,347)
Derivative loss	—	(2,011)
Lawsuit settlement	760	94
Provision for income and other corporate taxes, net	(421)	(1,490)
Minority interest	(35)	(1,079)
Income from unconsolidated real estate joint ventures	4,073	6,239

Income from Continuing Operations	$19,818	$25,945

     The following is a reconciliation of internal property assets to consolidated total assets.

March 31,
2005
Internal property assets	$4,870,116
Less: Pro rata real estate joint venture assets	(509,785)
Add: Investment in unconsolidated real estate joint ventures	118,574

Total Assets	$4,478,905

Notes to the Financial Statements
$ in thousands, except per share amounts

11.	RESTATEMENT

Subsequent to the issuance of the Corporation’s unaudited consolidated financial statements for the three months ended March 31, 2005, on July 29, 2005, management of the Corporation, in consultation with the Audit Committee of the Board of Directors of the Corporation, concluded that the Corporation’s unaudited quarterly financial statements for the three months ended March 31, 2004 included in the Corporation’s Form 10-Q for the three months ended March 31, 2005, as previously filed with the SEC on May 6, 2005, should no longer be relied upon due to an error in the classification between cash flows from operating and investing activities in the unaudited consolidated statements of cash flows related to the change in escrows and restricted cash. The Corporation determined that changes in escrows and restricted cash resulting from property acquisition and disposition activities designated to qualify as tax deferred transactions under Section 1031 of the Internal Revenue Code were reflected erroneously in operating activities instead of investing activities in the Corporation’s previously reported unaudited consolidated statement of cash flows for the three months ended March 31, 2004. This restatement does not affect the previously reported net change in cash and cash equivalents for the three months ended March 31, 2004, and has no impact on the Corporation’s previously reported unaudited consolidated balance sheet, consolidated statement of operations or the related per share amounts as of, or for the three months ended, March 31, 2004. The following table shows the Corporation’s previously reported and restated cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2004:

	Three Months Ended March 31, 2004
	As Reported	Adjustment	As Restated
Provided by/(Used in)

Operating Activities:
Escrows and Restricted Cash	$27,777	$(21,759)	$6,018
Net Cash Provided by Operating Activities	70,937	(21,759)	49,178
Investing Activities:
Escrows and Restricted Cash	(766)	21,759	20,993
Net Cash Provided by Investing Activities	203,023	21,759	224,782
Net Cash Used in Financing Activities	(372,611)	—	(372,611)
Net Decrease in Cash and Cash Equivalents	(98,651)	—	(98,651)
12.	RELATED PARTY TRANSACTIONS

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

13.	SUBSEQUENT EVENTS

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
     Subsequent to the issuance of our unaudited consolidated financial statements for the three months ended March 31, 2005, on July 29, 2005, management, in consultation with the Audit Committee of the Board of Directors, concluded that our unaudited quarterly financial statements for the three months ended March 31, 2004 included in our Form 10-Q for the three months ended March 31, 2005, as previously filed with the SEC on May 6, 2005, should no longer be relied upon due to an error in the classification between cash flows from operating and investing activities in the unaudited consolidated statements of cash flows related to the change in escrows and restricted cash. We determined that changes in escrows and restricted cash resulting from property acquisition and disposition activities designated to qualify as tax deferred transactions under Section 1031 of the Internal Revenue Code were reflected erroneously in operating activities instead of investing activities in our previously reported unaudited consolidated statement of cash flows for the three months ended March 31, 2004. This restatement does not affect the previously reported net change in cash and cash equivalents for the three months ended March 31, 2004, and has no impact on our previously reported unaudited consolidated balance sheet, consolidated statement of operations or the related per share amounts as of, or for the three months ended, March 31, 2004. This restatement also has no impact on the non-GAAP measure of funds from operations, which is described on page 46. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q.
     As a result of this restatement, the discussion of cash flows in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2004 has been restated.
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
Cash Flow Activity
     At March 31, 2005, we had approximately $157.2 million in cash and cash equivalents as compared to approximately $194.3 million at December 31, 2004. The increases in cash for the three months ended March 31, 2005 and 2004 are a result of the following cash flows:

	For the three months ended
	March 31,
		2004
	2005	(As Restated)
	(dollars in thousands)
Cash provided by operating activities	$26,623	$49,178
Cash (used in) provided by investing activities	(54,242)	224,782
Cash used in financing activities	(9,450)	(372,611)

	$(37,069)	$(98,651)

     Operating Activities
     Cash provided by operating activities for the three months ended March 31, 2005 was approximately $26.6 million compared to approximately $49.2 million for the three months ended March 31, 2004. Cash flows from operations depends primarily on cash generated from lease payments for leased spaces at our office properties. The change in cash flows from operating activities is primarily attributable to the factors discussed in our analysis of results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as well as the timing of receipt of revenues and the payment of expenses.
     Investing Activities
     Net cash used by investing activities reflects the net impact of the acquisition and disposition of certain properties, investments in, and distributions from, our unconsolidated real estate joint ventures and the ongoing impact of expenditures on tenant installations costs and capital expenditures. During the three months ended March 31, 2005, approximately $54.2 million of cash was used in our investing activities compared to approximately $224.8 million of cash generated in our investing activities during the three months ended March 31, 2004, which are described below.
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

		Maturity	Current	Principal		Term to
Property/(Ownership) (1)	F/V(2)	Date	Rate	Balance		Maturity
(At March 31, 2005)				($000’s	)	(Years)
CMBS Transaction Class A-2	F	May-11	6.09%	$56,500		6.1
Class A-3 FL	V	Mar-08	2.97%	91,884		3.0
Class A-3	F	Mar-08	6.21%	78,900		3.0
Class A-4	F	May-11	6.53%	240,600		6.1
Class B-3 FL	V	Mar-08	3.12%	16,886		3.0
Class B-3	F	Mar-08	6.36%	14,500		3.0
Class B-4	F	May-11	6.72%	47,000		6.1
Class C-3	F	Mar-08	6.52%	101,400		3.0
Class C-4	F	May-11	6.89%	45,600		6.1
Class D-3	F	Mar-08	6.94%	106,100		3.0
Class D-4	F	May-11	7.28%	40,700		6.1
Class E-3	F	Mar-08	7.25%	73,300		3.0
Class E-4	F	May-11	7.60%	32,300		6.1

	Pre-swap:		6.27%	$945,670		4.5
	Post-swap: (3)		6.61%	$945,670		4.5

Renaissance Tower	F	Jan-10	4.98%	$92,000		4.8
Ernst & Young Plaza	F	Feb-14	5.07%	118,172		8.8
One New York Plaza	F	May-06	7.27%	231,291		1.1
2000 L Street, N.W.	F	Aug-07	6.26%	56,100		2.3
Watergate Office Building	F	Feb-07	8.02%	16,707		1.9
1400 K Street, N.W.	F	May-06	7.20%	21,149		1.1
2001 M Street (98%)(4)	F	Dec-14	5.25%	44,500		9.7
Bethesda Crescent	F	Jan-08	7.10%	32,313		2.8
Bethesda Crescent	F	Jan-08	6.70%	2,677		2.8
Twinbrook Metro Plaza	F	Sep-08	6.65%	16,205		3.4
Two Ballston Plaza	F	Jun-08	6.91%	26,325		3.2
Sunrise Tech Park	F	Jan-06	6.75%	22,710		0.8
Metropolitan Square	F	Jan-08	7.05%	82,461		2.8
Bank of America Plaza (Los Angeles)	F	Sep-14	5.31%	242,000		9.4
One Alliance Center	F	Jul-13	4.78%	68,266		8.3
Unsecured Credit Facility	V (5)	Jun-07	5.09%	150,000		2.2
Other — Fixed	F	Various	5.93%	16,632		6.0

Total Consolidated Debt			6.23%	$2,185,178		4.8

Bank One Center (50%)	V	Dec-05	4.52%	$54,290		0.7
Marina Towers (50%)	F	Aug-07	7.92%	15,061		2.3
The Grace Building (50%)	F	Jul-14	5.54%	190,119		9.3
1411 Broadway (50%)	F	Jul-14	5.50%	109,281		9.3
1460 Broadway (50%)	V	May-06	4.25%	12,475		1.2
Waterview (25%)	V	Sept-05	6.25%	4,694		0.4
Plaza of the Americas (50%)	F	Jul-11	5.12%	34,000		6.3

Unconsolidated Real Estate Joint Venture Mortgage Debt			5.42%	$419,920		7.3

(1)	The economic interest of our owning entity in the associated asset is 100% unless otherwise noted.
(2)	“F” refers to fixed rate debt, “V” refers to variable rate debt. References to “V” represent the underlying loan, some of which have been fixed through hedging instruments.
(3)	$108.8 million of the seven-year floating rate tranche of the CMBS loan has been swapped from one-month LIBOR plus various spreads to 5.99% fixed rate.

(4)	Consolidated entity.
(5)	Reflects notional allocation of $41.2 million of the floating rate unsecured credit facility debt that has been swapped from one-month LIBOR plus spread to 7.12% fixed rate.

The table that follows summarizes the mortgage and other loan debt at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
Debt Summary	2005	2004
	(dollars in thousands)
Balance:
Fixed rate	$2,076,407	$2,110,511
Variable rate	108,771	108,771

Total	$2,185,178	$2,219,282

Collateralized property	$2,018,546	$2,024,055
Unsecured credit facility	150,000	150,000
Other loans	16,632	45,227

Total	$2,185,178	$2,219,282

Percent of total debt:
Fixed rate	95.0%	95.1%
Variable rate	5.0%	4.9%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	6.33%	6.33%
Variable rate	4.32%	3.87%

Total	6.23%	6.21%

Leverage ratio:
Net debt to net debt plus book equity	52.4%	53.1%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Information about quantitative and qualitative disclosure about market risk is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Market Risk — Quantitative and Qualitative Information.”
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
Item 5. Other Information
     On August 4, 2005, the Corporation filed a Current Report on Form 8-K under Item 4.02 to report that on July 29, 2005, management of the Corporation, in consultation with the Audit Committee of the Board of Directors of the Corporation, had concluded that the Corporation’s unaudited quarterly financial statements for the three months ended March 31, 2004, June 30, 2004 and September 30, 2004 included in the Corporation’s previously filed Form 10-Q for each of such periods should no longer be relied upon due to an error in the classification between cash flows from operating and investing activities in the unaudited consolidated statements of cash flows related to the change in escrows and restricted cash. To the extent that such conclusion could be deemed to have been made during the first quarter of 2005 and required a filing of a Current Report on Form 8-K, the Corporation hereby incorporates by reference into this Form 10-Q/A the disclosure contained under Item 4.02 of its Current Report on Form 8-K, filed with the SEC on August 4, 2005, in its entirety.
Item 6. Exhibits
     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIZEC PROPERTIES, INC.

Date: August 9, 2005	By:	/s/ Michael C. Colleran Michael C. Colleran
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s
principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Employment Agreement, dated as of January 4, 2005, by and between Trizec Properties, Inc. and Brian Lipson (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated January 4, 2005).

10.2*	Employment Agreement, dated as of January 4, 2005, by and between Trizec Properties, Inc. and Michael Colleran (incorporated by reference to Exhibit 10.2 of Trizec Properties, Inc.’s Current Report on Form 8-K dated January 4, 2005).

10.3*	Employment Agreement, dated as of January 4, 2005, by and between Trizec Properties, Inc. and William Tresham (incorporated by reference to Exhibit 10.3 of Trizec Properties, Inc.’s Current Report on Form 8-K dated January 4, 2005).

10.4*	Form of Bonus Restricted Stock Rights Award Agreement under the Trizec Properties, Inc. 2002 Long Term Incentive Plan (as amended and restated effective May 29, 2003, and as further amended, the “LTIP”) (incorporated by reference to Exhibit 10.1 to Trizec Properties, Inc.’s Current Report on Form 8-K dated February 18, 2005).

10.5*	Form of Long-Term Incentive Restricted Stock Rights Award Agreement under the LTIP (incorporated by reference to Exhibit 10.2 to Trizec Properties, Inc.’s Current Report on Form 8-K dated February 18, 2005).

10.6	Registration Rights Agreement, dated as of May 2, 2002, by and between Trizec Properties, Inc., Trizec Canada Inc. and Emerald Blue Kft. (incorporated by reference to Exhibit 10.6 to Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 6, 2005).

10.7*	2004 Non-Employee Director Fees and Other Compensation (incorporated by reference to Exhibit 10.27 of Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.8*	2004 Compensation for Named Executive Officers (incorporated by reference to Exhibit 10.28 of Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certification of the Chief Executive Officer.

32.2†	Section 1350 Certification of the Chief Financial Officer.

*	Denotes a management contract or compensatory plan, contract or arrangement.

†	Filed herewith