Form 10-Q
period 2005-06-30
TRIZEC PROPERTIES INC
filed 2005-08-09
CIK 1161935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
As of August 5, 2005, 155,163,043 shares of common stock, par value $0.01 per share, were issued and outstanding.

Forward-Looking Statements
This Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), relating to our business and financial outlook which are based on our current expectations, beliefs, projections, forecasts, future plans and strategies, and anticipated events or trends. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology. We intend these forward-looking statements, which are not guarantees of future performance and financial condition, to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements are not historical facts. Instead, such statements reflect estimates and assumptions and are subject to certain risks and uncertainties that are difficult to predict or anticipate. Therefore, actual outcomes and results may differ materially from those projected or anticipated in these forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”). A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, without limitation, the risks described in our annual report on Form 10-K filed with the SEC on March 11, 2005, as the same may be supplemented from time to time. These factors include, without limitation, the following:
•	changes in national and local economic conditions, including those economic conditions in our seven core markets;

•	the extent, duration and strength of any economic recovery;

•	our ability to maintain occupancy and to timely lease or re-lease office space;

•	the extent of any tenant bankruptcies and insolvencies;

•	our ability to sell our non-core office properties in a timely manner;

•	our ability to acquire office properties selectively in our core markets;

•	our ability to maintain real estate investment trust (“REIT”) qualification and changes to U.S. tax laws that affect REITs;

•	Canadian tax laws that affect treatment of investment in U.S. real estate companies;

•	the competitive environment in which we operate;

•	the cost and availability of debt and equity financing;

•	the effect of any impairment charges associated with changes in market conditions;

•	the sale or other disposition of shares of our common stock owned by Trizec Canada Inc.;

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Trizec Properties, Inc.	Consolidated Balance Sheets (unaudited)

PART I — FINANCIAL STATEMENTS
Item 1. Financial Statements

	June 30,	December 31,
$ in thousands, except per share amounts	2005	2004

Assets
Real estate	$4,461,498	$4,335,159
Less: accumulated depreciation	(659,426)	(619,010)

Real estate, net	3,802,072	3,716,149
Cash and cash equivalents	70,283	194,265
Escrows and restricted cash	86,917	83,789
Investment in unconsolidated real estate joint ventures	121,094	119,641
Office tenant receivables (net of allowance for doubtful accounts of $4,069 and $6,677 at June 30, 2005 and December 31, 2004, respectively)	11,650	9,306
Deferred rent receivables (net of allowance for doubtful accounts of $899 and $831 at June 30, 2005 and December 31, 2004, respectively)	138,760	137,561
Other receivables (net of allowance for doubtful accounts of $2,644 and $2,473 at June 30, 2005 and December 31, 2004, respectively)	10,495	9,914
Deferred charges (net of accumulated amortization of $76,557 and $68,802 at June 30, 2005 and December 31, 2004, respectively)	117,598	115,669
Prepaid expenses and other assets, net	195,707	139,118

Total Assets	$4,554,576	$4,525,412

Liabilities and Stockholders’ Equity

Liabilities
Mortgage debt and other loans	$2,029,625	$2,069,282
Unsecured credit facility	150,000	150,000
Trade, construction and tenant improvements payables	19,520	25,386
Accrued interest expense	9,905	8,116
Accrued operating expenses and property taxes	85,825	86,713
Other accrued liabilities	168,270	135,201
Dividends payable	32,401	32,407
Taxes payable	33,790	51,406

Total Liabilities	2,529,336	2,558,511

Commitments and Contingencies	—	—

Minority Interest	7,583	7,348

Special Voting and Class F Convertible Stock	200	200

Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, none issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, $0.01 par value, 155,090,996 and 152,164,471 issued at June 30, 2005 and December 31, 2004, respectively, and 155,036,651 and 152,132,857 outstanding at June 30, 2005 and December 31, 2004, respectively	1,551	1,521
Additional paid in capital	2,258,387	2,211,545
Accumulated deficit	(224,741)	(232,965)
Treasury stock, at cost, 54,345 and 31,614 shares at June 30, 2005 and December 31, 2004, respectively	(704)	(415)
Unearned compensation	(563)	(798)
Accumulated other comprehensive loss	(16,473)	(19,535)

Total Stockholders’ Equity	2,017,457	1,959,353

Total Liabilities and Stockholders’ Equity	$4,554,576	$4,525,412

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
$ in thousands, except per share amounts	2005	2004	2005	2004

Revenues
Rentals	$125,729	$115,265	$250,459	$230,679
Recoveries from tenants	26,300	21,518	52,288	45,622
Parking and other	25,802	21,455	49,809	40,922
Fee income	1,983	3,255	3,593	6,402

Total Revenues	179,814	161,493	356,149	323,625

Expenses
Operating	58,748	53,149	117,045	108,414
Property taxes	22,290	18,027	44,520	36,253
General and administrative	10,007	9,053	19,015	13,330
Depreciation and amortization	41,254	30,810	80,327	63,262
Provision for loss on real estate	—	12,749	—	12,749
Provision for loss on investment	—	14,558	—	14,558

Total Expenses	132,299	138,346	260,907	248,566

Operating Income	47,515	23,147	95,242	75,059

Other Income (Expense)
Interest and other income	2,065	1,668	3,276	2,620
Foreign currency exchange gain	—	—	—	3,340
Loss on early debt retirement	—	(1,389)	(14)	(1,143)
Recovery on insurance claims	—	486	—	692
Interest expense	(33,906)	(33,504)	(67,840)	(68,038)
Derivative gain (loss)	—	513	—	(1,498)
Lawsuit settlement	—	—	760	94

Total Other Expense	(31,841)	(32,226)	(63,818)	(63,933)

Income (Loss) before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain (Loss) on Disposition of Real Estate, Net	15,674	(9,079)	31,424	11,126
Benefit (Provision) for income and other corporate taxes, net	2,737	(1,542)	2,316	(3,032)
Minority interest	(400)	120	(435)	(959)
Income from unconsolidated real estate joint ventures	4,504	2,030	8,577	8,269

Income (Loss) from Continuing Operations	22,515	(8,471)	41,882	15,404

Discontinued Operations
Income (Loss) from discontinued operations	2,723	(113,260)	9,645	(99,695)
Gain (Loss) on disposition of discontinued real estate, net	20,872	(2,788)	21,079	29,608

Income (Loss) Before Gain (Loss) on Disposition of Real Estate, Net	46,110	(124,519)	72,606	(54,683)
Gain (Loss) on disposition of real estate, net	256	(12,426)	256	2,345

Net Income (Loss)	46,366	(136,945)	72,862	(52,338)

Special voting and Class F convertible stockholders’ dividends	(1,175)	(1,217)	(2,384)	(2,521)

Net Income (Loss) Available to Common Stockholders	$45,191	$(138,162)	$70,478	$(54,859)

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited) (Continued)

	For the three months ended		For the six months ended
	June 30,		June 30,
$ in thousands, except per share amounts	2005	2004	2005	2004

Earnings per common share
Income (Loss) from Continuing Operations Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.14	$(0.15)	$0.26	$0.10
Diluted	$0.14	$(0.15)	$0.25	$0.10

Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.29	$(0.91)	$0.46	$(0.36)
Diluted	$0.29	$(0.91)	$0.45	$(0.36)

Weighted average shares outstanding
Basic	154,536,290	151,609,430	153,817,403	151,366,972
Diluted	156,745,758	151,609,430	155,961,321	152,791,889
See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Comprehensive Income (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
$ in thousands	2005	2004	2005	2004

Net income (loss)	$46,366	$(136,945)	$72,862	$(52,338)

Other comprehensive (loss) income:
Unrealized losses on investments in securities:
Unrealized foreign currency exchange losses arising during the period	(47)	(107)	(71)	(129)
Unrealized foreign currency exchange (losses) gains on foreign operations	(60)	(14)	28	(240)
Realized foreign currency exchange gain on foreign operations	—	—	—	(3,340)
Unrealized derivative (losses) gains:
Effective portion of interest rate contracts	(930)	15,196	2,571	12,468
Ineffective portion of interest rate contracts	—	(513)	—	1,498
Amortization of forward rate contracts	267	142	534	233
Settlement of forward rate contracts	—	(5,758)	—	(9,524)

Total other comprehensive (loss) income	(770)	8,946	3,062	966

Net comprehensive income (loss)	$45,596	$(127,999)	$75,924	$(51,372)

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited)

	For the six months ended
	June 30,
		2004
		(As Restated,
$ in thousands	2005	See Note 11)

Cash Flows from Operating Activities
Net Income (Loss)	$72,862	$(52,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from unconsolidated real estate joint ventures	(8,577)	(8,269)
Distributions from unconsolidated real estate joint ventures	8,577	8,269
Depreciation and amortization expense (including discontinued operations)	84,869	83,975
Amortization of financing costs	2,795	3,932
Amortization of value of acquired operating leases to rental revenue	(1,432)	(220)
Provision for bad debt	915	2,274
Gain on disposition of real estate (including discontinued operations)	(21,335)	(31,953)
Provision for loss on real estate (including discontinued operations)	—	131,350
Provision for loss on investment	—	14,558
Foreign currency exchange gain	—	(3,340)
Derivative loss	—	1,498
Loss on early debt retirement	9	1,143
Lawsuit settlement	—	(94)
Minority interest	435	959
Amortization of equity compensation	2,429	1,103
Stock option grant expense	47	324
Changes in assets and liabilities:
Escrows and restricted cash	(10,375)	5,378
Office tenant receivables	(3,001)	1,382
Other receivables	(588)	(2,998)
Deferred rent receivables	(6,176)	(12,213)
Prepaid expenses and other assets	(7,168)	(4,320)
Accounts payable, accrued liabilities and other liabilities	(25,846)	(30,547)

Net cash provided by operating activities	88,440	109,853

Cash Flows from Investing Activities
Real estate:
Acquisitions	(194,148)	—
Tenant improvements and capital expenditures	(35,530)	(43,291)
Tenant leasing costs	(16,775)	(17,785)
Dispositions	86,703	377,519
Payment of minority interest	(200)	(5,123)
Escrows and restricted cash	(21,457)	(81,864)
Unconsolidated real estate joint ventures:
Investments	(3,182)	(29,570)
Distributions	3,035	218,887

Net cash (used in) provided by investing activities	(181,554)	418,773

Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	—	120,000
Principal repayments	(39,657)	(302,918)
Repaid on dispositions	—	(238,343)
Draws on credit line	—	230,500
Paydowns on credit line	—	(230,500)
Financing expenditures	—	(6,613)
Escrows and restricted cash	28,704	—
Settlement of forward contracts	—	(3,767)
Issuance of common stock	44,734	9,073
Dividends	(64,649)	(62,670)

Net cash used in financing activities	(30,868)	(485,238)

Net (Decrease) Increase in Cash and Cash Equivalents	(123,982)	43,388
Cash and Cash Equivalents, beginning of period	194,265	129,299
Cash and Cash Equivalents, end of period	$70,283	$172,687

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited) (Continued)

	For the six months ended
	June 30,
		2004
		(As Restated,
$ in thousands	2005	See Note 11)

Supplemental Cash Flow Disclosures:

Cash paid during the period for:

Interest (inclusive of interest capitalized)	$67,203	$77,229

Taxes	$15,345	$7,029

Interest Capitalized	$417	$—

Write-off of accounts receivable	$3,284	$3,236

Write-off of retired assets	$19,766	$17,052

Non-cash investing and financing activities:

Dividends payable on common stock, special voting stock and Class F convertible stock	$32,401	$32,402

Mortgage debt and other loans assumed by purchasers upon property dispositions	$—	$41,106

Forgiveness of debt upon property disposition	$—	$1,237

Changes in accounts due to non-cash contribution into an unconsolidated real estate joint venture:

Investment in unconsolidated real estate joint ventures	$—	$48,000

Real estate	$—	$(48,000)

Changes in accounts due to basis differential adjustment in connection with non-cash contribution to an unconsolidated real estate joint venture:

Investment in unconsolidated real estate joint venture	$—	$5,148

Deferred rent receivables, net	$—	$(1,768)

Deferred charges, net	$—	$(1,195)

Prepaid expenses and other assets	$—	$(2,185)

In conjunction with property acquisitions, the following assets and liabilities were assumed:
Purchase of real estate	$194,277	$—
Prepaid expenses and other assets, net	22	—
Accrued operating expenses and property taxes	(142)	—
Other accrued liabilities	(9)	—

	$194,148	$—

See accompanying notes to the financial statements.

Notes to the Financial Statements
$ in thousands, except per share amounts

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Trizec Properties, Inc. (“Trizec Properties” or the “Corporation,” formerly known as TrizecHahn (USA) Corporation) is a corporation organized under the laws of the State of Delaware and is approximately 39% indirectly owned by Trizec Canada Inc. Effective January 1, 2001, Trizec Properties elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Prior to May 8, 2002, Trizec Properties was a substantially owned subsidiary of TrizecHahn Corporation (“TrizecHahn”), an indirect wholly-owned subsidiary of Trizec Canada Inc. A plan of arrangement (the “Reorganization”) was approved by the TrizecHahn shareholders on April 23, 2002. On May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties commenced trading on the New York Stock Exchange.

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

Trizec Properties is a self-managed, publicly traded REIT, headquartered in Chicago, Illinois. At June 30, 2005, the Corporation had ownership interests in a portfolio of 52 office properties concentrated in the metropolitan areas of seven major U.S. cities, comprising approximately 37.3 million square feet of total area. Of the 52 office properties, 45 office properties comprising approximately 30.3 million square feet are consolidated and seven office properties comprising approximately 7.0 million square feet are unconsolidated real estate joint venture properties. Based on owned area, the Corporation’s 52 office properties comprise approximately 33.8 million square feet. At June 30, 2005, the occupancy of the Corporation’s 52 office properties was approximately 87.9% based on total area. Occupancy of the Corporation’s 45 consolidated office properties was approximately 88.2% and occupancy of the Corporation’s seven unconsolidated real estate joint venture properties was approximately 86.5%. Based on owned area, the Corporation’s 52 office properties were approximately 88.0% occupied. Owned area reflects the Corporation’s consolidated office properties and its pro rata share of its unconsolidated real estate joint venture properties based on its economic ownership interest in those unconsolidated real estate joint ventures.
2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying interim consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 include the accounts and operating results of the Corporation and its subsidiaries. All significant intercompany transactions have been eliminated.

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

Interim Financial Statements

The accompanying interim financial statements and related notes are unaudited; however, the financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto contained in the Corporation’s 2004 Annual Report on Form 10-K filed with the SEC on March 11, 2005.

Stock Based Compensation

Effective July 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure” (“SFAS No. 148”). The Corporation is applying the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee stock options granted after December 31, 2002. For employee stock option grants accounted for under SFAS No. 123, compensation cost is measured as the fair value of the stock option at the date of grant. This compensation cost is expensed over the vesting period. For employee stock options issued prior to January 1, 2003, the Corporation will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. For employee stock option grants accounted for under APB No. 25, compensation cost is measured as the excess, if any, of the fair value of the Corporation’s common stock at the date of grant over the exercise price of the options granted. This compensation cost, if any, is expensed over the vesting period. Except as detailed in Note 19 of the Corporation’s 2004 Annual Report on Form 10-K with respect to employee stock options that were granted in connection with the Reorganization, the Corporation’s policy is to grant options with an exercise price equal to the fair value of the Corporation’s common stock at the date of the grant. Stock option grant expense of $(12) and $122 was recognized for the three months ended June 30, 2005 and 2004, respectively. Stock option grant expense of $47 and $324 was recognized for the six months ended June 30, 2005 and 2004, respectively.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) available to common stockholders, as reported	$45,191	$(138,162)	$70,478	$(54,859)
Add back:
Stock option grant expense, as reported	(12)	122	47	324
Deduct:
Stock option grant expense, pro forma	12	(217)	(47)	(529)

Net income (loss) available to common stockholders, pro forma	$45,191	$(138,257)	$70,478	$(55,064)

Net income (loss) available to common stockholders per weighted average common share outstanding:
Basic, as reported	$0.29	$(0.91)	$0.46	$(0.36)

Basic, pro forma	$0.29	$(0.91)	$0.46	$(0.36)

Diluted, as reported	$0.29	$(0.91)	$0.45	$(0.36)

Diluted, pro forma	$0.29	$(0.91)	$0.45	$(0.36)

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon future events that may or may not be within an entity’s control. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. In addition, the fair value of the liability should be recognized when incurred. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years

Notes to the Financial Statements
$ in thousands, except per share amounts

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, Continued
Recent Accounting Pronouncements, Continued

ending after December 15, 2005. The Corporation is reviewing the provisions of FIN 47 and assessing the impact, if any, it will have on the Corporation upon adoption.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Corporation will adopt EITF 04-5 as of December 31, 2005. The Corporation is currently assessing all of its investments in unconsolidated real estate joint ventures to determine the impact, if any, the adoption of EITF 04-5 will have on results of operations, financial position or liquidity.

In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Corporation does not believe that the adoption of EITF 05-6 will have a significant effect on its financial statements.

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet and consolidated statements of operations and cash flows. These reclassifications have not changed the Corporation’s financial position as of December 31, 2004 or consolidated results of operations or cash flows for the three and six months ended June 30, 2004.
3.	REAL ESTATE
The Corporation’s investment in real estate is comprised of:

	June 30,	December 31,
	2005	2004
Properties:
Held for the long term, net	$3,540,712	$3,621,634
Held for disposition, net	261,360	94,515

	$3,802,072	$3,716,149

Notes to the Financial Statements
$ in thousands, except per share amounts

3.	REAL ESTATE, Continued
Properties — Held for the Long Term

	June 30,	December 31,
	2005	2004
Rental properties:
Land	$537,937	$510,662
Buildings and improvements	3,283,644	3,399,132
Tenant improvements	284,817	278,794
Furniture, fixtures and equipment	12,003	9,469

	4,118,401	4,198,057
Less: accumulated depreciation	(602,119)	(600,853)

	3,516,282	3,597,204
Properties held for development	24,430	24,430

Properties held for the long term, net	$3,540,712	$3,621,634

Properties — Held for Disposition

	June 30,	December 31,
	2005	2004
Rental properties:
Land	$24,500	$9,229
Buildings and improvements	277,265	94,863
Tenant improvements	16,902	8,580

	318,667	112,672
Less: accumulated depreciation	(57,307)	(18,157)

Properties held for disposition, net	$261,360	$94,515

(i) At December 31, 2003, 151 Front Street in Toronto, Ontario was held for disposition subject to the transition rules of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and, accordingly, the Corporation accounted for this property pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). On January 15, 2004, the Corporation sold 151 Front Street. Therefore, no properties were held for disposition in accordance with SFAS No. 121 at June 30, 2005 and 2004.
In accordance with SFAS No. 121, the results of operations of 151 Front Street are included, for all periods presented, in the continuing revenues and expenses of the Corporation. The following summarizes the combined condensed results of operations for 151 Front Street through January 15, 2004.

	For the six months ended June 30,
	2005	2004
Total revenues	$—	$484
Operating expenses	—	(419)
Property taxes	—	(75)
Interest expense	—	(100)

Loss before gain on disposition of real estate, net	$—	$(110)

Notes to the Financial Statements
$ in thousands, except per share amounts

3.	REAL ESTATE, Continued
Properties Held for Disposition, Continued
(ii)	The table below summarizes the Corporation’s properties designated as held for disposition pursuant to SFAS No. 144.

		Date
		Designated
		as Held for	Provision	Date
Property	Location	Disposition	Taken	Disposed
Hollywood & Highland Retail	Los Angeles, CA	Feb-04	$142,431	Feb-04
Hollywood & Highland Hotel	Los Angeles, CA	Feb-04	—	Feb-04
1441 Main Street	Columbia, SC	Jun-04	—	Jun-04
St. Louis Place	St. Louis, MO	Jun-04	—	Jun-04
Borden Building	Columbus, OH	Jun-04	22,095	Jul-04
Park Central I	Dallas, TX	Jun-04	2,703	Aug-04
1333 Main Street	Columbia, SC	Jun-04	7,023	Aug-04
3700 Bay Area Blvd.	Houston, TX	Jun-04	—	Sep-04
Lakeside Centre and New Market Business Park	Atlanta, GA	Jun-04	10,261	Dec-04
Bank of America-Columbia	Columbia, SC	Jun-04	3,525	Dec-04
Williams Center I & II	Tulsa, OK	Jun-04	23,051	N/A
Capital Center II & III	Sacramento, CA	Sep-04	—	Sep-04
Silver Spring Centre	Silver Spring, MD	Sep-04	—	Nov-04
Gateway Center	Pittsburgh, PA	Sep-04	40,330	Dec-04
110 William Street	New York, NY	Sep-04	—	Dec-04
250 West Pratt Street	Baltimore, MD	Sep-04	—	Dec-04
Shoreline Square	Long Beach, CA	Sep-04	—	Apr-05
Northstar Center	Minneapolis, MN	Jun-05	—	N/A
Metropolitan Square	St. Louis, MO	Jun-05	—	N/A
Watergate Office Building	Washington, D.C.	Jun-05	—	N/A
In accordance with SFAS No. 144, the results of operations and gains or losses on disposition, if any, for the seventeen properties previously designated as held for disposition and sold prior to June 30, 2005, for all periods presented, have been reported as discontinued operations. In addition, in accordance with SFAS No. 144, the results of operations of the four properties designated as held for disposition and not sold, for all periods presented, have been reported as discontinued operations.

The following summarizes the combined condensed results of operations, excluding any gains or losses on disposition, of the seventeen properties previously designated as held for disposition and sold prior to June 30, 2005 and the four properties designated as held for disposition and not sold, through the earlier of their respective disposition dates or the three and six months ended June 30, 2005 and 2004, respectively.

Notes to the Financial Statements
$ in thousands, except per share amounts

3.	REAL ESTATE, Continued
Properties Held for Disposition, Continued

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Total revenues	$13,872	$44,900	$29,680	$103,326

Operating expenses	(6,016)	(18,921)	(13,876)	(43,214)
Property taxes	(1,189)	(4,565)	1,579	(9,453)
Depreciation and amortization	(2,276)	(9,806)	(4,542)	(20,717)
Provision for loss on discontinued real estate	—	(118,601)	—	(118,601)
Interest and other income	13	38	272	3,245
Interest expense	(1,743)	(6,305)	(3,530)	(14,281)
Benefit for income and other taxes	62	—	62	—

Income (loss) from discontinued operations	$2,723	$(113,260)	$9,645	$(99,695)

Gain on Disposition of Discontinued Real Estate During the Six Months Ended June 30, 2005 Designated as Held for Disposition Pursuant to SFAS No. 144

				Net
			Rentable	Sales	Gain on
Date Sold	Property	Location	Sq. Ft.	Price	Sale
April 6	Shoreline Square	Long Beach, CA	383,000	$86,668	$21,021
				$86,668	$21,021

Acquisitions of Real Estate During the Six Months Ended June 30, 2005

Date			Rentable
Purchased	Property	Location	Sq. Ft.	Net Purchase Price
April 28	1200 K Street, N.W.	Washington, D.C.	389,000	$194,277

				$194,277

In April 2005, the Corporation acquired 1200 K Street, N.W., located in Washington, D.C., from an unrelated third party for a net purchase price of approximately $194,277. The property was purchased with available cash.

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), the Corporation allocated the net purchase price of 1200 K Street, N.W. as follows:

Land	$48,252
Building and improvements	119,689
Tenant improvements	7,114
Leasing commissions	9,748
In-place lease value at market	32,857
Tenant relationship value	19,108
Below market lease value	(42,491)

$194,277

Notes to the Financial Statements
$ in thousands, except per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES
The Corporation participates in unconsolidated real estate joint ventures in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.

The following is a summary of the Corporation’s ownership in unconsolidated real estate joint ventures at June 30, 2005 and December 31, 2004:

		Legal Interest(1)
		June 30,	December 31,
Entity	Property and Location	2005	2004

Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, L.P.	Bank One Center, Dallas, TX	50%	50%
1114 TrizecHahn-Swig, L.L.C.	The Grace Building, New York, NY	50%	50%
1411 TrizecHahn-Swig, L.L.C.	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig
L.L.C./1460 Fee TrizecHahn Swig L.L.C.	1460 Broadway, New York, NY	50%	50%
Trizec Plaza of the Americas, L.P.	Plaza of the Americas, Dallas, TX(2)	50%	50%
Waterview L.P.	Waterview Development, Arlington, VA(3)	25%	25%

(1)	The amounts shown above approximate the Corporation’s legal ownership interest as of June 30, 2005 and December 31, 2004. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

(2)	On May 18, 2004, the Corporation sold a 50% interest in Plaza of the Americas and formed Trizec Plaza of the Americas L.P. joint venture.

(3)	On April 30, 2004 the members of the JBG/TrizecHahn Waterview Venture L.L.C. sold the property to a newly formed joint venture, Waterview L.P., in which the Corporation acquired a 25% interest.
Unconsolidated Real Estate Joint Venture Financial Information

The following represents combined summarized financial information of the Corporation’s unconsolidated real estate joint ventures:
Balance Sheet Information

	June 30,	December 31,
	2005	2004
Assets
Real estate, net	$528,740	$521,761
Other assets	219,739	214,453

Total assets	$748,479	$736,214

Liabilities and equity
Mortgage debt and other loans	$850,139	$850,908
Other liabilities	40,134	33,646
Partners’ equity	(141,794)	(148,340)

Total liabilities and equity	$748,479	$736,214

Corporation’s share of equity	$(90,103)	$(91,486)
Net excess of cost of investments over the net book value of underlying assets	167,481	167,939
Reclassification of distributions in excess of investments in unconsolidated real estate joint ventures	43,716	43,188

Carrying value of Corporation’s investment in unconsolidated real estate joint ventures	$121,094	$119,641

Corporation’s share of mortgage debt	$419,666	$420,160

Notes to the Financial Statements
$ in thousands, except per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES, Continued

During the six months ended June 30, 2005, the Corporation made contributions to its unconsolidated real estate joint ventures in the aggregate amount of approximately $2,765, capitalized interest on its investment in the Waterview Development in the aggregate amount of approximately $417, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $11,612. During the six months ended June 30, 2004, the Corporation made contributions and advances to its unconsolidated real estate joint ventures in the aggregate amount of approximately $77,570, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $227,156. The Corporation has received net distributions in excess of its investments in 1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig, L.L.C. (the “Swig Joint Ventures”). At June 30, 2005 and December 31, 2004, such excess net distributions totaled approximately $43,716 and $43,188, respectively, and have been recorded in other accrued liabilities as the Corporation is committed to provide financial support to the Swig Joint Ventures in the future.

Income Statement Information

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Total Revenues	$52,472	$48,397	$104,672	$97,477

Expenses
Operating and other	23,877	20,572	48,739	41,540
Depreciation and amortization	5,232	4,796	12,117	10,531

Total Expenses	29,109	25,368	60,856	52,071

Other Income (Expense)
Interest and other income	439	309	742	389
Loss on early debt retirement	—	(10,150)	—	(10,150)
Interest expense	(12,368)	(8,499)	(23,749)	(16,733)

Total Other Expense	(11,929)	(18,340)	(23,007)	(26,494)

Income before Gain on Disposition of Real Estate	11,434	4,689	20,809	18,912
Gain on disposition of real estate	—	1,080	—	1,080

Net Income	$11,434	$5,769	$20,809	$19,992

Corporation’s share of net income	$4,504	$2,030	$8,577	$8,269

5.	CONSOLIDATED REAL ESTATE JOINT VENTURES

Although the financial condition and results of operations of the following real estate joint ventures are consolidated, there are unaffiliated parties that own interests in these real estate joint ventures. The Corporation consolidates these real estate joint ventures because it owns at least 50% of the respective ownership entities and controls major decisions. The following is a summary of the Corporation’s ownership in consolidated real estate joint ventures at June 30, 2005 and December 31, 2004:

		Legal Interest(1)
		June 30,	December 31,
Entity	Property and Location	2005	2004

TrizecHahn 1065 Avenue of the Americas L.L.C.	1065 Avenue of the Americas, New York, NY	99%	99%
Trizec 2001 M Street Holdings L.L.C.	2001 M Street, Washington, D.C.	98%	98%
TrizecHahn Mid-Atlantic I Limited Partnership	Various	98%	98%

(1)	The amounts shown above approximate the Corporation’s legal ownership interest as of June 30, 2005 and December 31, 2004. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

Notes to the Financial Statements
$ in thousands, except per share amounts

5.	CONSOLIDATED REAL ESTATE JOINT VENTURES, Continued

TrizecHahn Mid-Atlantic I Limited Partnership

The Corporation owned 100% of the general partner units and approximately 98% of the limited partnership units (“Units”) of TrizecHahn Mid-Atlantic I Limited Partnership at June 30, 2005 and December 31, 2004. The remaining Units are held by unrelated limited partners who have a right to redeem their Units before 2012, at a redemption value equal to the fair market value of an equivalent number of shares of common stock of Trizec Properties. Upon redemption of the Units, TrizecHahn Mid-Atlantic I Limited Partnership is required to pay cash to the holder in an amount equal to the redemption value, or the Corporation has the option to assume directly and satisfy the redemption obligation of TrizecHahn Mid-Atlantic I Limited Partnership by paying the redemption value either in cash or by issuing a number of shares of its common stock equal to the redemption value. The redemption value of the outstanding Units was approximately $4,939 and $4,543 at June 30, 2005 and December 31, 2004, respectively. The change in redemption value is recorded as an allocation to minority interest in the consolidated statements of operations.

6.	MORTGAGE DEBT, OTHER LOANS AND CREDIT FACILITY

	Total Debt
	June 30, 2005		December 31, 2004
	Weighted		Weighted
	Average	Principal	Average	Principal
	Interest Rates	Balance	Interest Rates	Balance

Collateralized property loans:
At fixed rates	6.31%	$2,013,084	6.31%	$2,024,055
Other loans:
At fixed rates	6.01%	16,541	6.43%	45,227

Total collateralized property loans	6.31%	$2,029,625	6.32%	$2,069,282

Unsecured credit facility:
At fixed rates	7.12%	$41,229	7.12%	$41,229
At variable rates	4.72%	108,771	3.87%	108,771

Total unsecured credit facility	5.38%	$150,000	4.76%	$150,000

	6.25%	$2,179,625	6.21%	$2,219,282

Certain of the Corporation’s loans are cross-collateralized with, or subject to cross-default or cross-acceleration provisions in, other loans.

Collateralized Property Loans

Property loans are collateralized by deeds of trust or mortgages on properties and mature at various dates between January 2006 and December 2014.

At June 30, 2005 and December 31, 2004, the Corporation had outstanding interest rate swap contracts in the notional amount of $150,000, bearing a weighted average interest rate of 5.60% and maturing on March 15, 2008. For the three and six months ended June 30, 2005, the Corporation recorded, through other comprehensive income, an unrealized derivative loss of approximately $930 and an unrealized derivative gain of approximately $2,571, respectively, related to interest rate swap contracts. For the three and six months ended June 30, 2004, the Corporation recorded, through other comprehensive income, unrealized derivative gains of approximately $15,196 and $12,468, respectively, related to interest rate swap contracts. At June 30, 2005 and December 31, 2004, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $6,667 and $9,239 at June 30, 2005 and December 31, 2004, respectively.

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

Unsecured Credit Facility

The Corporation’s unsecured credit facility consists of a $600,000 revolving component and a $150,000 term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% or at Base Rate (as defined in the credit facility) plus a spread of up to 0.75%, based on the Corporation’s total leverage, matures in June 2007 and is subject to a one-year extension (the “2004 Unsecured Credit Facility”). The financial covenants, as defined in the 2004 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; a requirement that the interest coverage ratio be greater than 2.0 times; a requirement that the fixed charge coverage ratio be greater than 1.5 times; and a requirement that the net worth be in excess of $1.5 billion. The Corporation’s financial covenants also include a restriction on dividends or distributions of more than 90% of its funds from operations (as defined in the 2004 Unsecured Credit Facility agreement). If the Corporation is in default in respect of its obligations under the 2004 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain the Corporation’s REIT status. At June 30, 2005, the Corporation was in compliance with these financial covenants.

At June 30, 2005, the amount eligible to be borrowed under the Corporation’s 2004 Unsecured Credit Facility was approximately $475,087, of which $150,000 was drawn and outstanding. At December 31, 2004, the amount eligible to be borrowed under the Corporation’s 2004 Unsecured Credit Facility was approximately $484,928, of which $150,000 was drawn and outstanding. Certain conditions of the 2004 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time.

7.	STOCKHOLDERS’ EQUITY

Dividends

On March 10, 2005, the Corporation declared a quarterly dividend of $0.20 per share of its common stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. On June 14, 2005 the Corporation declared a quarterly dividend of $0.20 per share of its common stock, payable on July 15, 2005, to the holders of record at the close of business on June 30, 2004. The aggregate amount of dividends paid on April 15, 2005 and July 15, 2005 totaled approximately $31,029 and $31,225, respectively.

On March 10, 2005, the Corporation declared an aggregate annual dividend of approximately $5 for the Class F convertible stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. The Corporation accrued an additional $1 dividend for the Class F convertible stock on each of March 31, 2005 and June 30, 2005.

On March 10, 2005, the Corporation declared an aggregate quarterly dividend of approximately $1,208 for the special voting stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. On June 14, 2005, the Corporation declared an aggregate quarterly dividend of

Notes to the Financial Statements
$ in thousands, except per share amounts

7.	STOCKHOLDERS’ EQUITY, Continued

Dividends, Continued

approximately $1,174 for the special voting stock, payable on July 15, 2005, to the holders of record at the close of business on June 30, 2005.

Restricted Stock Rights

During the six months ended June 30, 2005, the Corporation awarded 389,532 restricted stock rights and 103,583 performance based restricted stock rights to certain employees. These restricted stock rights and performance based restricted stock rights had fair values of approximately $7,486 and $1,993, respectively, on the date of grant. The restricted stock rights vest ratably over periods of one to five years, except for 4,492 restricted stock rights which vested immediately. The performance based restricted stock rights vest ratably over a period of five years provided that specific performance objectives are achieved. The fair value of the restricted stock rights will be charged to earnings as compensation expense over the vesting period, except for the fair value of the 4,492 restricted stock rights that vested immediately which was charged to earnings as compensation expense immediately.

During the six months ended June 30, 2005, the Corporation awarded 19,139 restricted stock rights to certain directors of the Corporation. These restricted stock rights had a fair value of approximately $336 on the date of grant. The restricted stock rights vested immediately and the fair value of the restricted stock rights was charged to earnings as compensation expense immediately.

Employee Stock Purchase Plan

During the six months ended June 30, 2005, 73,790 shares were issued to employees under the Corporation’s Employee Stock Purchase Plan.

Stock Options

During the six months ended June 30, 2005, certain employees of the Corporation exercised 2,135,212 non-qualified employee stock options. Proceeds to the Corporation from the exercise of such non-qualified employee stock options were approximately $33,408.

Warrants

During the six months ended June 30, 2005, certain employees of the Corporation exercised 675,000 warrants. Proceeds to the Corporation from the exercise of such warrants were approximately $10,037.

Treasury Stock

During the six months ended June 30, 2005, common shares held in treasury increased by approximately $289 with approximately $88 of this increase due to the fact that 4,331 common shares were surrendered as payment of statutory withholdings for the vesting of restricted common stock and approximately $201 of this increase due to the forfeiture of 18,400 shares of restricted common stock.

8.	EARNINGS PER SHARE

For the three months ended June 30, 2005, basic and dilutive weighted average shares outstanding were 154,536,290 and 156,745,758, respectively. The difference between the basic weighted average shares outstanding and the dilutive weighted average shares outstanding was due to the dilutive effect of stock options, warrants, restricted stock and restricted stock rights. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect,

Notes to the Financial Statements
$ in thousands, except per share amounts

8.	EARNINGS PER SHARE, Continued

were 790,000 stock options and 7,500 warrants. The dilutive shares were calculated based on $19.73 per share, which represents the average daily trading price for the three months ended June 30, 2005.

For the six months ended June 30, 2005, basic and dilutive weighted average shares outstanding were 153,817,403 and 155,961,321, respectively. The difference between the basic weighted average shares outstanding and the dilutive weighted average shares outstanding was due to the dilutive effect of stock options, warrants, restricted stock and restricted stock rights. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 1,018,333 stock options, 24,500 warrants and 479,636 shares of restricted stock and restricted stock rights. The dilutive shares were calculated based on $19.02 per share, which represents the average daily trading price for the six months ended June 30, 2005.

For the three months ended June 30, 2004, basic and dilutive weighted average shares outstanding were 151,609,430. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 8,103,026 stock options, 2,898,792 warrants and 875,706 shares of restricted stock and restricted stock rights.

For the six months ended June 30, 2004, basic and dilutive weighted average shares outstanding were 151,366,972 and 152,791,889, respectively. The difference between the basic weighted average shares outstanding and the dilutive weighted average shares outstanding was due to the dilutive effect of stock options, warrants, restricted stock and restricted stock rights. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect, were 3,517,098 stock options, 749,000 warrants and 535,706 shares of restricted stock rights. The dilutive shares were calculated based on $15.76 per share, which represents the average daily trading price for the six months ended June 30, 2004.

Notes to the Financial Statements
$ in thousands, except per share amounts

8.	EARNINGS PER SHARE, Continued

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Income (Loss) from continuing operations	$22,515	$(8,471)	$41,882	$15,404
Gain (Loss) on disposition of real estate, net	256	(12,426)	256	2,345
Less: Special voting and Class F convertible stockholders’ dividends	(1,175)	(1,217)	(2,384)	(2,521)

Income (Loss) from Continuing Operations Available to Common Stockholders	21,596	(22,114)	39,754	15,228

Discontinued operations	23,595	(116,048)	30,724	(70,087)

Net Income (Loss) Available to Common Stockholders	$45,191	$(138,162)	$70,478	$(54,859)

Basic Earnings per Common Share
Income (Loss) from continuing operations available to common stockholders	$0.14	$(0.15)	$0.26	$0.10
Discontinued operations	0.15	(0.77)	0.20	(0.46)

Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding — Basic(1)	$0.29	$(0.91)	$0.46	$(0.36)

Diluted Earnings per Common Share
Income (Loss) from continuing operations available to common stockholders	$0.14	$(0.15)	$0.25	$0.10
Discontinued operations	0.15	(0.77)	0.20	(0.46)

Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding — Diluted(1)	$0.29	$(0.91)	$0.45	$(0.36)

Weighted average shares outstanding
Basic	154,536,290	151,609,430	153,817,403	151,366,972

Diluted	156,745,758	151,609,430	155,961,321	152,791,889

(1)	May not total the sum of the per share components due to rounding.

Notes to the Financial Statements
$ in thousands, except per share amounts

9.	CONTINGENCIES

Litigation

The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims arising from time to time. While the final outcome with respect to claims and litigation pending at June 30, 2005 cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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

Insurance

The Corporation carries insurance on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Corporation believes all of its properties are adequately insured. The property insurance that has been maintained historically has been on an “all risk” basis, which, until 2003, included losses caused by acts of terrorism. Following the terrorist activity on September 11, 2001 and the resulting uncertainty in the insurance market, insurance

Notes to the Financial Statements
$ in thousands, except per share amounts

9.	CONTINGENCIES, Continued

Insurance, Continued

companies generally excluded insurance against acts of terrorism from their “all risk” policies. As a result, the Corporation’s “all risk” insurance coverage contained specific exclusions for losses attributable to acts of terrorism. In light of this development, for 2003 the Corporation purchased stand-alone terrorism insurance on a portfolio-wide basis with annual aggregate limits that it considers commercially reasonable, considering the availability and cost of such coverage. Such terrorism coverage carried an aggregate limit of $250,000 on a portfolio-wide basis. Effective December 31, 2003, the Corporation amended its insurance coverage for acts of terrorism as a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”) enacted by Congress and signed into law by President Bush in November 2002. Effective December 31, 2003, the Corporation formed a wholly-owned subsidiary, Concord Insurance Limited (“Concord”), to act as a captive insurance company and be the primary carrier with respect to its terrorism insurance program. The Corporation’s expired terrorism insurance program that provided a limit of $250,000 in the aggregate per year was replaced with a terrorism insurance program with a limit of $500,000 per occurrence, as prescribed under the provisions of TRIA. This current terrorism insurance program provides coverage for certified nuclear, chemical and biological exposure, whereas the previous insurance program did not cover such exposure. Under TRIA, the Corporation has a per occurrence deductible of $100 and retains responsibility for 15% of the cost of each nuclear, chemical and biological certified event up to a maximum of $50,000 per occurrence. If the certified terrorism event is not found to be a nuclear, chemical or biological event, the Corporation’s 15% exposure is limited to the $100 deductible. The federal government is obligated to cover the remaining 85% of the loss above the deductible up to $100,000,000 in the aggregate annually. Since the limit with respect to the Corporation’s portfolio may be less than the value of the affected properties, terrorist acts could result in property damage in excess of its current coverage, which could result in significant losses to the Corporation due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstance could have a material adverse effect on the Corporation’s financial condition and results of operations. TRIA is set to expire on December 31, 2005. In the event TRIA is either not renewed or substantially modified, the Corporation may face substantial rate increases or changes to its current terrorism policies. Any changes could impact limits, deductibles or coverages.

During 2003, the Corporation received notices to the effect that its insurance coverage against acts of terrorism may not comply with loan covenants under certain debt agreements. The Corporation reviewed its coverage and believes that it complied with these documents and that its insurance coverage adequately protected the lenders’ interests. The Corporation initiated discussions with these lenders to satisfy their concerns and assure that their interests and the Corporation’s interests are adequately protected. As a result of the Corporation’s discussions, the lenders who sent such notices in 2003 accepted the insurance coverage that the Corporation provided, one of whom did so with a formal irrevocable waiver for the 2003 policies. The Corporation did not receive any such notices or waivers in 2004 or in the six months ended June 30, 2005.

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

The Corporation has determined that its reportable segments are those that are based on the Corporation’s method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan area for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington D.C. and secondary markets. The Corporation primarily evaluates operating performance based on internal operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes, and includes properties that have been designated as held for disposition and reported as discontinued operations. Of the properties reported as discontinued operations, four remained unsold at June 30, 2005. Properties included in discontinued operations at June 30, 2005 and June 30, 2004 included: two in Atlanta, GA; one in Dallas, TX; one in Houston, TX; one in Los Angeles, CA; one in New York, NY; two in Washington, D.C.; and eleven in the secondary markets of Columbia, SC; St. Louis, MO; Columbus, OH; Tulsa, OK; Sacramento, CA; Pittsburgh, PA; Baltimore, MD; and Minneapolis, MN. In addition, two retail properties, located in Los Angeles, CA, were included in corporate and other. Internal operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 from the Corporation’s 2004 Annual Report on Form 10-K, Significant Accounting Policies, except that real estate operations conducted through unconsolidated joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level.

Notes to the Financial Statements
$ in thousands, except per share amounts

10.	SEGMENT INFORMATION, Continued

The following presents internal operating income by reportable segment for the three months ended June 30, 2005 and 2004.
For the three months ended June 30, 2005 and 2004

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Property Operations
Total property revenue	$19,304	$22,368	$18,468	$18,351	$21,299	$22,084	$29,407	$30,756	$24,108	$14,103
Total property expense	(7,506)	(9,007)	(8,497)	(7,964)	(11,284)	(12,459)	(14,805)	(14,866)	(11,558)	(6,678)

Internal Operating Income	$11,798	$13,361	$9,971	$10,387	$10,015	$9,625	$14,602	$15,890	$12,550	$7,425

Internal Property Assets	$401,998		$383,391		$501,758		$423,486		$677,181

	Office Properties, continued
	New York		Washington D.C.		Secondary Markets		Corporate & Other		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Property Operations
Total property revenue	$51,186	$52,545	$34,889	$28,795	$18,245	$36,034	$2,699	$5,399	$219,605	$230,435
Total property expense	(24,128)	(22,913)	(12,526)	(10,634)	(9,382)	(19,205)	(501)	(1,355)	(100,187)	(105,081)

Internal Operating Income	$27,058	$29,632	$22,363	$18,161	$8,863	$16,829	$2,198	$4,044	$119,418	$125,354

Internal Property Assets	$940,652		$1,066,197		$413,781		$138,347		$4,946,791

Notes to the Financial Statements
$ in thousands, except per share amounts

10.	SEGMENT INFORMATION, Continued

The following presents internal operating income by reportable segment for the six months ended June 30, 2005 and 2004.

For the six months ended June 30, 2005 and 2004

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Property Operations
Total property revenue	$38,993	$44,524	$37,759	$36,835	$42,558	$44,588	$57,281	$61,324	$50,733	$28,271
Total property expense	(15,820)	(17,892)	(17,073)	(17,134)	(22,602)	(24,005)	(29,245)	(29,852)	(23,021)	(13,079)

Internal Operating Income	$23,173	$26,632	$20,686	$19,701	$19,956	$20,583	$28,036	$31,472	$27,712	$15,192

Internal Property Assets	$401,998		$383,391		$501,758		$423,486		$677,181

	Office Properties, continued
	New York		Washington D.C.		Secondary Markets		Corporate & Other		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Property Operations
Total property revenue	$100,954	$105,558	$67,894	$57,978	$36,279	$72,191	$5,325	$24,349	$437,776	$475,618
Total property expense	(48,538)	(47,237)	(24,853)	(21,964)	(20,117)	(39,106)	3,001	(8,195)	(198,268)	(218,464)

Internal Operating Income	$52,416	$58,321	$43,041	$36,014	$16,162	$33,085	$8,326	$16,154	$239,508	$257,154

Internal Property Assets	$940,652		$1,066,197		$413,781		$138,347		$4,946,791

Notes to the Financial Statements
$ in thousands, except per share amounts

10.	SEGMENT INFORMATION, Continued

The following is a reconciliation of internal operating income to income from continuing operations.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Internal property revenue	$219,605	$230,435	$437,776	$475,618
Less: Real estate joint venture property revenue	(25,919)	(24,042)	(51,947)	(48,667)
Less: Discontinued operations	(13,872)	(44,900)	(29,680)	(103,326)

Total revenues	179,814	161,493	356,149	323,625

Internal property operating expenses	(100,187)	(105,081)	(198,268)	(218,464)
Less: Real estate joint venture operating expenses	11,944	10,419	24,406	21,130
Less: Discontinued operations	7,205	23,486	12,297	52,667

Total operating expenses and property taxes	(81,038)	(71,176)	(161,565)	(144,667)

General and administrative expenses	(10,007)	(9,053)	(19,015)	(13,330)
Depreciation and amortization	(41,254)	(30,810)	(80,327)	(63,262)
Provision for loss on real estate	—	(12,749)	—	(12,749)
Provision for loss on investment	—	(14,558)	—	(14,558)
Interest and other income	2,065	1,668	3,276	2,620
Foreign currency exchange gain	—	—	—	3,340
Loss on early debt retirement	—	(1,389)	(14)	(1,143)
Recovery on insurance claims	—	486	—	692
Interest expense	(33,906)	(33,504)	(67,840)	(68,038)
Derivative gain (loss)	—	513	—	(1,498)
Lawsuit settlement	—	—	760	94
Benefit (Provision) for income and other corporate taxes, net	2,737	(1,542)	2,316	(3,032)
Minority interest	(400)	120	(435)	(959)
Income from unconsolidated real estate joint ventures	4,504	2,030	8,577	8,269

Income (Loss) from Continuing Operations	$22,515	$(8,471)	$41,882	$15,404

     The following is a reconciliation of internal property assets to consolidated total assets.

June 30,
2005
Internal property assets	$4,946,791
Less: Pro rata real estate joint venture assets	(513,309)
Add: Investment in unconsolidated real estate joint ventures	121,094

Total Assets	$4,554,576

Notes to the Financial Statements
$ in thousands, except per share amounts

11.	RESTATEMENT

On July 29, 2005, management of the Corporation, in consultation with the Audit Committee of the Board of Directors of the Corporation, concluded that the Corporation’s unaudited quarterly financial statements for the three months ended June 30, 2004 included in the Corporation’s Form 10-Q for the three months ended June 30, 2004, as previously filed with the SEC on August 6, 2004, should no longer be relied upon due to an error in the classification between cash flows from operating and investing activities in the unaudited consolidated statements of cash flows related to the change in escrows and restricted cash. The Corporation determined that changes in escrows and restricted cash resulting from property acquisition and disposition activities designated to qualify as tax deferred transactions under Section 1031 of the Internal Revenue Code were reflected erroneously in operating activities instead of investing activities in the Corporation’s previously reported unaudited consolidated statement of cash flows for the six months ended June 30, 2004. This restatement does not affect the previously reported net change in cash and cash equivalents for the six months ended June 30, 2004, and has no impact on the Corporation’s previously reported unaudited consolidated balance sheet, consolidated statements of operations or the related per share amounts as of, or for the three and six months ended, June 30, 2004. The following table shows the Corporation’s previously reported and restated cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2004:

	Six Months Ended June 30, 2004
	As Reported	Adjustment	As Restated
Provided by/(Used in)

Operating Activities:

Escrows and Restricted Cash	$(73,985)	$79,363	$5,378
Net Cash Provided by Operating Activities	30,490	79,363	109,853
Investing Activities:
Escrows and Restricted Cash	(2,501)	(79,363)	(81,864)
Net Cash Provided by Investing Activities	498,136	(79,363)	418,773
Net Cash Used in Financing Activities	(485,238)	—	(485,238)
Net Increase in Cash and Cash Equivalents	43,388	—	43,388
12.	RELATED PARTY TRANSACTIONS

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

The Corporation had previously recorded a tax liability related to 1998 tax issues between the Corporation, and a wholly-owned subsidiary of Trizec Canada Inc. and the United States Internal Revenue Service (“IRS”). During the second quarter of 2005, the wholly-owned subsidiary of Trizec Canada Inc. reached a settlement with, and made payment to, the IRS with regard to the 1998 tax matters. As a result, the Corporation has determined that it has been relieved of any potential tax liability related to this matter and therefore has reduced its tax liability by, and recorded a benefit from income taxes of, approximately $2.8 million.

13.	SUBSEQUENT EVENTS

In July 2005, the Corporation acquired Figueroa at Wilshire, a 1,039,000 square-foot office property that is located in the Central Business District of Los Angeles, California, for approximately $356.7 million.

In July 2005, the Corporation sold Metropolitan Square, a 1,041,000 square-foot office property that is located in St. Louis, Missouri, for a gross sale price of approximately $165.8 million.

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
Overview
     We are one of the largest fully integrated and self-managed, publicly traded office real estate investment trusts, or REITs, in the United States. We are engaged in owning and managing office properties in the United States. At June 30, 2005, we had total assets of approximately $4.6 billion and owned interests in 52 U.S. office properties containing approximately 37.3 million square feet of total area. Of our 52 office properties, 45 office properties comprising approximately 30.3 million square feet are consolidated and seven office properties comprising approximately 7.0 million square feet are unconsolidated real estate joint venture properties. Based on owned area, our 52 office properties comprise approximately 33.8 million square feet. Owned area reflects the sum of the total square footage of all of our consolidated office properties and our pro rata share of the square footage of our unconsolidated real estate joint venture properties calculated based on our economic ownership interest in those unconsolidated real estate joint ventures. Our office properties are concentrated in seven core markets in the United States located in the following major metropolitan areas: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C.
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
     During the six months ended June 30, 2005, we completed the following key transactions:
•	In January 2005, we announced the appointment of Brian K. Lipson as Executive Vice President and Chief Investment Officer.

•	In February 2005, we announced the completion of a 15-year lease extension with prominent international law firm Fried, Frank, Harris, Shriver & Jacobson, LLP at One New York Plaza. Under the lease agreement, which will extend through February 2024, the firm will expand its space from approximately 338,000 square feet to approximately 380,000 square feet.

•	In February 2005, we announced the approval of Morgan Stanley’s 450,000 square foot sublease agreement with existing tenant, Wachovia Securities, at One New York Plaza. The term of the sublease runs through December 2014, which is the remaining term of the Wachovia lease.

•	In April 2005, we sold Shoreline Square, located in Long Beach, California, which was designated as held for sale pursuant to SFAS No. 144 at March 31, 2005, for a gross sale price of approximately $87.4 million.

•	In April 2005, we acquired 1200 K Street, N.W. located in Washington, DC, for approximately $194.3 million.

•	In April 2005, we announced the commencement of construction at Waterview, a one-million square foot mixed-use development that will include two 300-foot high towers in Rosslyn, Virginia. The 633,000 square foot, 24-story office building has been leased by The Corporate Executive Board for 20 years. Another 29-story tower will feature 136 condominium residences and a 155-room hotel.
     Subsequent to June 30, 2005, we completed the following key transactions:
•	In July 2005, we acquired Figueroa at Wilshire, a 1,039,000 square-foot office property that is located in the Central Business District of Los Angeles, California, for approximately $356.7 million. To finance a substantial portion of the purchase price of this acquisition, we borrowed approximately $302.0 million under our unsecured credit facility.

•	In July 2005, we sold Metropolitan Square, a 1,041,000 square-foot office property that is located in St. Louis, Missouri, for a gross sale price of approximately $165.8 million.
Critical Accounting Policies
     Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of real estate assets and investments, investments in unconsolidated joint ventures, derivative instruments, fair value of financial instruments, internal leasing costs, insurance and tax liabilities. During the six months ended June 30, 2005, there were no changes to these policies.
Results of Operations
     Our overall goal is to increase stockholder value. We can achieve this goal by creating sustained growth in operating cash flow and maximizing the value of our assets. We believe we can accomplish this by intensively leasing and managing our properties to maximize property rent revenue and minimize property operating expenses; vigorously engaging in asset management to enhance the value of our properties; actively managing our portfolio to maximize total value of our properties; improving the efficiency and productivity of our operations; and maintaining a prudent and flexible capital plan.
     The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2005 and 2004.
     Trends in Occupancy
     Although the macroeconomic conditions that negatively affected employment levels over the past few years have improved, demand for office space in our core markets has been relatively stagnant resulting in relatively flat occupancy rates. However, we are optimistic that demand for office space will continue to improve during the remainder of the year and into 2006. The office rental market continues to be extremely competitive. Such competitive environment for attracting tenants continues to apply downward pressure on market rents and upward pressure on tenant incentives. However, although rental rates for new and renewal leasing have remained relatively flat for the six months ended June 30, 2005, we have experienced modest increases in rental rates for new and renewal leasing during the second quarter of 2005. Our focus for the remainder of the year will be to renew or release expiring space. The table below reflects occupancy rates by market at June 30, 2005 compared to December 31, 2004 and shows the percentage of square feet that will expire during the remainder of the year for our office portfolio.

OWNED AREA

			Percentage of space
	Occupancy Rates At		expiring during the
	June 30, 2005	December 31, 2004	remainder of 2005
Core Markets
Atlanta	89.7%	89.0%	3.6%
Chicago	88.3%	94.0%	1.6%
Dallas	85.9%	85.2%	4.7%
Houston	84.8%	84.4%	2.9%
Los Angeles	88.4%	88.4%	3.0%
New York	93.1%	96.8%	3.3%
Washington, D.C.	90.3%	95.0%	5.0%

Total Core Markets	88.7%	90.2%	3.6%

Secondary Markets	83.2%	83.9%	3.9%

Total Office Properties	88.0%	89.5%	3.6%

TOTAL AREA

			Percentage of space
	Occupancy Rates At		expiring during the
	June 30, 2005	December 31, 2004	remainder of 2005
Consolidated Properties	88.2%	89.8%	3.8%
Unconsolidated JV Properties	86.5%	86.9%	2.4%

Total Office Properties	87.9%	89.3%	3.5%

     For the six months ended June 30, 2005, we leased approximately 2.7 million square feet of new and renewal space on a consolidated basis. Occupancy for our consolidated portfolio was approximately 88.2% at June 30, 2005, compared to approximately 89.8% at December 31, 2004. In addition, for the six months ended June 30, 2005, leases expired at an average gross rent of approximately $22.90 per square foot and were generally being signed at an average gross rent of approximately $22.87 per square foot. For the three months ended June 30, 2005, we leased approximately 1.2 million square feet of new and renewal space on a consolidated basis. In addition, for the three months ended June 30, 2005, leases expired at an average gross rent of approximately $20.91 per square foot and were generally being signed at an average gross rent of approximately $22.01 per square foot.
     For the six months ended June 30, 2005, we leased approximately 2.9 million square feet of owned area new and renewal space. Occupancy for our portfolio based on owned area was approximately 88.0% at June 30, 2005, compared to approximately 89.5% at December 31, 2004. In addition, for the six months ended June 30, 2005, based upon our owned area, leases expired at an average gross rent of approximately $23.69 per square foot and were generally being signed at an average gross rent of approximately $23.65 per square foot. For the three months ended June 30, 2005, we leased approximately 1.4 million square feet of owned area new and renewal space. In addition, for the three months ended June 30, 2005, leases expired at an average gross rent of approximately $21.55 per square foot and were generally being signed at an average gross rent of approximately $22.66 per square foot.
     We monitor the financial strength of our key tenants and, therefore, their ability to pay rent and the likelihood that they will continue to pay rent, through a watch list process applied at the local, regional and corporate property management levels. This monitoring process is designed to help us identify significant credit risks. At the end of June 2005, we were closely monitoring tenants with leases representing approximately 2.2% of the leaseable area of our U.S. office portfolio and approximately 2.4% of the annual gross rent of our U.S. office portfolio.

     Acquisition and Disposition Activities
     Our portfolio strategy is to invest in office properties in our core markets, which all represent major metropolitan areas that have historically demonstrated high job growth. We believe that focusing on office properties in our core markets will allow us to achieve economies of scale across a diverse base of tenants and to enjoy a significant leasing presence in our markets. As part of our long-term strategy, we intend to continue to acquire additional office properties as opportunities arise, capital becomes available and market conditions permit. We also may dispose of currently owned properties based on our view of the direction of the office property market.
     The table that follows is a summary of our acquisition and disposition activity from January 1, 2004 to June 30, 2005 and reflects our total portfolio at June 30, 2005. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint ventures or managed properties.

	Office			Retail
			Pro rata			Pro rata
		Total	Owned		Total	Owned
Properties as of:	Properties	Sq. Ft.	Sq. Ft.	Properties	Sq. Ft.	Sq. Ft.
		(in thousands)			(in thousands)
December 31, 2003	65	42,759	39,828	2	1,245	1,191
Acquisitions	2	1,651	1,646	—	—	—
Dispositions	(15)	(7,091)	(7,091)	(2)	(1,245)	(1,191)
Sale of interest to a joint venture	—	—	(588)	—	—	—
Re-measurements	—	(11)	(11)	—	—	—

December 31, 2004	52	37,308	33,784	—	—	—
Acquisitions	1	389	389	—	—	—
Dispositions	(1)	(383)	(383)	—	—	—
Re-measurements	—	18	21	—	—	—

June 30, 2005	52	37,332	33,811	—	—	—

     In the financial information that follows, property revenues include rental revenues, recoveries from tenants, parking and other income. Property operating expenses include costs that are recoverable from our tenants (including but not limited to real estate taxes, utilities, insurance, repairs and maintenance and cleaning) and other non-recoverable property-related expenses and exclude depreciation and amortization expense.

     Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004
     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the three months ended
	June 30,		Increase	%
	2005	2004	(Decrease)	Change
	(dollars in thousands)
Total Property Revenues	$179,814	$161,493	$18,321	11.3%

Expenses
Property operating expenses	81,038	71,176	9,862	13.9%
General and administrative	10,007	9,053	954	10.5%
Depreciation and amortization	41,254	30,810	10,444	33.9%
Provision for loss on real estate	—	12,749	(12,749)	—
Provision for loss on investment	—	14,558	(14,558)	—

Total Expenses	132,299	138,346	(6,047)	4.4%

Operating Income	47,515	23,147	24,368	105.3%

Other Income (Expense)
Interest and other income	2,065	1,668	397	23.8%
Loss on early debt retirement	—	(1,389)	1,389	—
Recovery on insurance claims	—	486	(486)	—
Interest expense	(33,906)	(33,504)	(402)	1.2%
Derivative gain	—	513	(513)	—

Total Other Expense	(31,841)	(32,226)	385	1.2%

Income (Loss) before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain (Loss) on Disposition of Real Estate, Net	15,674	(9,079)	24,753	272.6%
Benefit (Provision) for income and other corporate taxes, net	2,737	(1,542)	4,279	277.5%
Minority interest	(400)	120	(520)	433.3%
Income from unconsolidated real estate joint ventures	4,504	2,030	2,474	121.9%

Income (Loss) from Continuing Operations	22,515	(8,471)	30,986	365.8%
Discontinued Operations
Income (Loss) from discontinued operations	2,723	(113,260)	115,983	102.4%
Gain (Loss) on disposition of discontinued real estate, net	20,872	(2,788)	23,660	848.6%

Income (Loss) Before Gain (Loss) on Disposition of Real Estate, Net	46,110	(124,519)	170,629	137.0%
Gain (Loss) on disposition of real estate, net	256	(12,426)	12,682	102.1%

Net Income (Loss)	46,366	(136,945)	183,311	133.9%

Special voting and Class F convertible stockholders’ dividends	(1,175)	(1,217)	42	3.5%

Net Income (Loss) Available to Common Stockholders	$45,191	$(138,162)	$183,353	132.7%

Straight-Line Revenue (excluding discontinued operations)	$3,405	$5,431	$(2,026)	37.3%

Lease Termination Fees (excluding discontinued operations)	$1,790	$1,179	$611	51.8%

     Property Revenues
     Property revenues increased by approximately $18.3 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. In line with our overall investment strategy, we acquired Bank of America Plaza, located in Los Angeles, California, in the third quarter of 2004, an interest in 2001 M Street, located in Washington, D.C., in the fourth quarter of 2004, and 1200 K Street, N.W., located in Washington, D.C., in the second quarter of 2005. Such acquisitions resulted in an increase in property revenues of approximately $17.2 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Rental revenue increased by approximately $0.7 million primarily due to increases in average occupancy in the Washington, D.C. and Los Angeles markets. Tenant recoveries increased by approximately $2.1 million primarily due to an increase in average occupancy for certain of our core markets as well as an increase in recoverable operating expenses as discussed below. In addition, parking and other income increased by approximately $1.9 million primarily due to an increase in fees associated with services provided to tenants as well as an increase in termination fees. These increases were partially offset by a decrease in property revenues of approximately $2.3 million due to the sale of a 50% interest in Plaza of the Americas, located in Dallas, Texas, in the second quarter of 2004. In addition, there was a decrease of approximately $1.3 million in management fee income for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This decrease was primarily due to management of the Sears Tower, located in Chicago, Illinois, that ceased in the second quarter of 2004.
     Lease termination fees are an element of ongoing real estate ownership. Included in the property revenue analysis above, for the three months ended June 30, 2005, we recognized approximately $1.8 million of termination fees compared to approximately $1.2 million for the three months ended June 30, 2004.
     Property Operating Expenses
     Property operating expenses increased by approximately $9.9 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Property operating expenses increased by approximately $7.5 million due to the acquisitions of Bank of America Plaza, 1200 K Street, N.W. and an interest in 2001 M Street. Property operating expenses increased by approximately $4.2 million due to general increases in utilities expense, repairs and maintenance expense, insurance expense and other recoverable expenses for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. In addition, approximately $2.5 million of the increase in property operating expenses is due to an increase in property taxes. These increases were partially offset by a decrease in property operating expenses of approximately $1.5 million due to the sale of a 50% interest in Plaza of the Americas in the second quarter of 2004. In addition, a decrease in building management expenses, primarily due to the cessation of our management of the Sears Tower, resulted in a decrease in property operating expenses of approximately $2.1 million, and a decrease in bad debt expense resulted in a decrease in property operating expenses of approximately $0.7 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.
     Excluding the impact of lease termination fees on revenues, our gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to approximately 54.5% for the three months ended June 30, 2005 from approximately 55.6% for the three months ended June 30, 2004, primarily reflecting an increase in operating expenses.
     General and Administrative
     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.
     General and administrative expense increased by approximately $1.0 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase is primarily due to expenses related to the relocation of our corporate headquarters and general increases in professional fees for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, partially offset by a decrease in bonus accruals.

     Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $10.4 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The acquisitions of Bank of America Plaza, 1200 K Street, N.W. and an interest in 2001 M Street resulted in an increase in depreciation and amortization expense of approximately $8.5 million. Additional tenant improvements incurred for the relocation of our corporate headquarters, as well as the write off of unamortized tenant improvements on our former corporate headquarters, resulted in an increase in depreciation and amortization expense of approximately $1.0 million. In addition, depreciation and amortization expense increased by approximately $1.3 million primarily due to accelerated depreciation of tenant improvements resulting from early termination of leases and additional depreciation related to tenant improvements incurred subsequent to March 31, 2004. These increases in depreciation and amortization expense were partially offset by a decrease in depreciation and amortization expense of approximately $0.4 million due to the disposition of a 50% interest in Plaza of the Americas in the second quarter of 2004.
     Provision for Loss on Real Estate
     During the three months ended June 30, 2004, we recognized a provision for loss on real estate in the aggregate amount of approximately $12.7 million. In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.7 million, resulting in a net loss on disposition of real estate of approximately $20.9 million. In conjunction with the sale of our 50% interest in Plaza of the Americas, we determined that the fair value of Plaza of the Americas, based on the contract price, was less than our carrying value of such asset. Accordingly, we recognized a provision for loss on real estate of approximately $12.7 million related to our 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.
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
     Interest and Other Income
     Interest and other income increased by approximately $0.4 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to an increase in average cash balances for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.
     Loss on Early Debt Retirement
     During the three months ended June 30, 2004, we recorded a loss on early debt retirement of approximately $1.4 million due to the write-off of unamortized deferred financing costs related to the retirement of our $350.0 million secured revolving credit facility.
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

     Interest Expense
     Interest expense increased by approximately $0.4 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Interest expense increased by approximately $1.5 million due to a higher outstanding balance on our credit facility. In addition, in conjunction with the acquisition of Bank of America Plaza and the acquisition of an interest in 2001 M Street, we entered into mortgage loans totaling, in the aggregate, approximately $286.5 million which resulted in an increase in interest expense of approximately $3.8 million during the three months ended June 30, 2005. These increases were partially offset by a decrease in interest expense of approximately $2.8 million primarily due to the settlement of certain interest rate swap contracts during the fourth quarter of 2004. Capitalized interest on the Waterview mixed-use development resulted in a decrease in interest expense of approximately $0.4 million and the repayment and retirement of certain mortgage loans including approximately $444.1 million of our variable rate commercial mortgage pass-through certificates in the second half of 2004 resulted in a decrease in interest expense of approximately $1.7 million.
     Derivative Gain
     During the three months ended June 30, 2004, we recorded a derivative gain of approximately $0.5 million representing the total ineffectiveness of our interest rate swap contracts. Due to the pay off and retirement of certain amounts of variable rate debt during 2004, and due to the anticipated pay off and retirements of certain variable rate debt in the future, we de-designated interest rate swap contracts in the notional amount of approximately $375.0 million.
     Benefit (Provision) for Income and Other Corporate Taxes, Net
     Income and other taxes include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes decreased by approximately $4.3 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to a settlement of previously recorded tax liabilities. We had previously recorded a tax liability related to 1998 tax issues between us, and a wholly-owned subsidiary of Trizec Canada Inc. and the United States Internal Revenue Service (“IRS”). During the second quarter of 2005, the wholly-owned subsidiary of Trizec Canada Inc. reached a settlement with, and made payment to, the IRS with regard to the 1998 tax matters. As a result, we have determined that we have been relieved of any potential tax liability related to this matter and therefore have reduced our tax liability by, and recorded a benefit from income taxes of, approximately $2.8 million.
     Minority Interest
     During the three months ended June 30, 2005, an increase in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in a minority interest loss of approximately $0.4 million.
     During the three months ended June 30, 2004, a decrease in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in minority interest income of approximately $0.2 million and the sale of a 90% ownership in a land parcel during the second quarter of 2004 resulted in minority interest income of approximately $0.9 million. Minority interest income is offset by minority interest loss of approximately $1.0 million due to the redemption of TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units.
     Income from Unconsolidated Real Estate Joint Ventures
     Income from unconsolidated real estate joint ventures increased by approximately $2.5 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Income from unconsolidated real estate joint ventures increased by approximately $4.8 million due to the loss on early debt retirement related to the refinancing of the mortgage loans on the Grace Building and 1411 Broadway, both of which are located in New York, New York, in June 2004. In addition, there was an increase in aggregate net income of approximately $0.2 million for our other unconsolidated real estate joint ventures for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. These increases were partially offset by a decrease in net income related to the Grace Building and 1411 Broadway of approximately $1.8 million primarily resulting from an increase in interest expense related to the refinancing of the mortgage loans that encumbered those properties. In addition, income from unconsolidated real estate joint ventures decreased by approximately $0.7 million due to the gain on sale of an interest in the Waterview Development, located in Arlington, Virginia, which was sold in the second quarter of 2004.

     Discontinued Operations
     Income from properties classified as discontinued operations decreased by approximately $2.6 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Income from discontinued operations for the three months ended June 30, 2004 includes the net income from all properties classified as held for disposition and not sold prior to April 1, 2004, whereas income from discontinued operations for the three months ended June 30, 2005 includes only the net income from properties classified as held for disposition and not sold prior to April 1, 2005.
     During the three months ended June 30, 2004, we recognized a provision for loss on disposition of discontinued real estate of approximately $118.6 million relating to eight properties that were designated as held for disposition on June 30, 2004 to reduce the carrying value of such properties to fair value. Fair value of the eight properties was determined by contract prices, less transaction costs and/or internal valuation.
     During the three months ended June 30, 2005, we disposed of a non-core office property that resulted in a gain on disposition of discontinued real estate of approximately $21.0 million.
     During the three months ended June 30, 2004, we disposed of two non-core office properties that resulted in a loss on disposition of discontinued real estate of approximately $2.8 million.
     Gain (Loss) on Disposition of Real Estate, Net
     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.7 million, resulting in a net loss on disposition of real estate of approximately $20.9 million. In addition, during the three months ended June 30, 2004, we disposed of two land parcels that resulted in a gain on disposition of real estate of approximately $8.4 million.

     Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004
     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the six months ended
	June 30,		Increase	%
	2005	2004	(Decrease)	Change
	(dollars in thousands)
Total Property Revenues	$356,149	$323,625	$32,524	10.0%

Expenses
Property operating expenses	161,565	144,667	16,898	11.7%
General and administrative	19,015	13,330	5,685	42.6%
Depreciation and amortization	80,327	63,262	17,065	27.0%
Provision for loss on real estate	—	12,749	(12,749)	—
Provision for loss on investment	—	14,558	(14,558)	—

Total Expenses	260,907	248,566	12,341	5.0%

Operating Income	95,242	75,059	20,183	26.9%

Other Income (Expense)
Interest and other income	3,276	2,620	656	25.0%
Foreign currency exchange gain	—	3,340	(3,340)	—
Loss on early debt retirement	(14)	(1,143)	1,129	98.8%
Recovery on insurance claims	—	692	(692)	—
Interest expense	(67,840)	(68,038)	198	0.3%
Derivative loss	—	(1,498)	1,498	—
Lawsuit settlement	760	94	666	708.5%

Total Other Expense	(63,818)	(63,933)	115	0.2%

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate, Net	31,424	11,126	20,298	182.4%
Benefit (Provision) for income and other corporate taxes, net	2,316	(3,032)	5,348	176.4%
Minority interest	(435)	(959)	524	54.6%
Income from unconsolidated real estate joint ventures	8,577	8,269	308	3.7%

Income from Continuing Operations	41,882	15,404	26,478	171.9%
Discontinued Operations
Income (Loss) from discontinued operations	9,645	(99,695)	109,340	109.7%
Gain on disposition of discontinued real estate, net	21,079	29,608	(8,529)	28.8%

Income (Loss) Before Gain on Disposition of Real Estate, Net	72,606	(54,683)	127,289	232.8%
Gain on disposition of real estate, net	256	2,345	(2,089)	89.1%

Net Income (Loss)	72,862	(52,338)	125,200	239.2%

Special voting and Class F convertible stockholders’ dividends	(2,384)	(2,521)	137	5.4%

Net Income (Loss) Available to Common Stockholders	$70,478	$(54,859)	$125,337	228.5%

Straight-Line Revenue (excluding discontinued operations)	$6,325	$9,670	$(3,345)	34.6%

Lease Termination Fees (excluding discontinued operations)	$3,880	$1,934	$1,946	100.6%

     Property Revenues
     Property revenues increased by approximately $32.5 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. In line with our overall investment strategy, we acquired Bank of America Plaza in the third quarter of 2004, an interest in 2001 M Street in the fourth quarter of 2004, and 1200 K Street, N.W. in the second quarter of 2005. Such acquisitions resulted in an increase in property revenues of approximately $31.7 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Rental revenue increased by approximately $4.2 million primarily due to an increase in average occupancy in the Washington, D.C. and Los Angeles markets, as well as an increase in rental rates in the New York market. Tenant recoveries increased by approximately $1.8 million primarily due to an increase in average occupancy as well as an increase in recoverable operating expenses as discussed below. In addition, parking and other income increased by approximately $4.5 million primarily due to an increase in fees associated with services provided to tenants as well as an increase in termination fees. These increases were partially offset by a decrease in property revenues of approximately $0.5 million due to the sale of 151 Front Street, located in Toronto, Ontario, in the first quarter of 2004 and a decrease of approximately $6.4 million due to the sale of a 50% interest in Plaza of the Americas, located in Dallas, Texas, in the second quarter of 2004. In addition, there was a decrease of approximately $2.8 million in management fee income for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This decrease was primarily due to management of the Sears Tower, located in Chicago, Illinois, that ceased in the second quarter of 2004.
     Lease termination fees are an element of ongoing real estate ownership. Included in the property revenue analysis above, for the six months ended June 30, 2005, we recognized approximately $3.9 million of termination fees compared to approximately $1.9 million for the six months ended June 30, 2004.
     Property Operating Expenses
     Property operating expenses increased by approximately $16.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Property operating expenses increased by approximately $13.7 million due to the acquisitions of Bank of America Plaza, 1200 K Street, N.W. and an interest in 2001 M Street. Property operating expenses increased by approximately $6.3 million due to general increases in utilities expense, repairs and maintenance expense, insurance expense and other recoverable expenses for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. In addition, approximately $5.2 million of the increase in property operating expenses was due to an increase in property taxes. These increases were partially offset by a decrease in property operating expenses of approximately $4.7 million due to the sale of a 50% interest in Plaza of the Americas in the second quarter of 2004 and the sale of 151 Front Street in the first quarter of 2004. In addition, a decrease in building management expenses, primarily due to the cessation of our management of the Sears Tower, resulted in a decrease in property operating expenses of approximately $3.1 million, and a decrease in bad debt expense resulted in a decrease in property operating expenses of approximately $0.5 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
     Excluding the impact of lease termination fees on revenues, our gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to approximately 54.1% for the six months ended June 30, 2005 from approximately 55.0% for the six months ended June 30, 2004, primarily reflecting an increase in operating expenses.
     General and Administrative
     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.
     General and administrative expense increased by approximately $5.7 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase is primarily due to separation costs incurred for a departed officer, as well as expenses incurred related to the relocation of our corporate headquarters and general increases in professional fees and employee compensation for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

     Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $17.1 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The acquisitions of Bank of America Plaza, 1200 K Street, N.W. and an interest in 2001 M Street resulted in an increase in depreciation and amortization expense of approximately $15.0 million. Additional tenant improvements incurred for the relocation of our corporate headquarters, as well as the write off of unamortized tenant improvements on our former corporate headquarters, resulted in an increase in depreciation and amortization expense of approximately $1.1 million. In addition, depreciation and amortization expense increased by approximately $2.5 million primarily due to accelerated depreciation of tenant improvements resulting from early termination of leases and additional depreciation related to tenant improvements incurred subsequent to January 1, 2004. These increases in depreciation and amortization expense were partially offset by a decrease in depreciation and amortization expense of approximately $1.5 million due to the disposition of a 50% interest in Plaza of the Americas in the second quarter of 2004.
     Provision for Loss on Real Estate
     During the six months ended June 30, 2004, we recognized a provision for loss on real estate in the aggregate amount of approximately $12.7 million. In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.7 million, resulting in a net loss on disposition of real estate of approximately $20.9 million. In conjunction with the sale of our 50% interest in Plaza of the Americas, we determined that the fair value of Plaza of the Americas, based on the contract price, was less than our carrying value of such asset. Accordingly, we recognized a provision for loss on real estate of approximately $12.7 million related to our 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.
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
     Interest and Other Income
     Interest and other income increased by approximately $0.7 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to an increase in average cash balances for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
     Foreign Currency Exchange Gain
     During the six months ended June 30, 2004, we sold 151 Front Street in Toronto, Ontario, recognizing a foreign currency exchange gain of approximately $3.3 million.
     Loss on Early Debt Retirement
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
     During the six months ended June 30, 2004, we recorded an aggregate loss on early debt retirement of approximately $1.1 million. During the six months ended June 30, 2004, we recorded a loss on early debt retirement of approximately $1.4 million due to the write-off of unamortized deferred financing costs related to the retirement of our $350.0 million secured revolving credit facility. In addition, we recorded a loss on early debt retirement of approximately $0.6 million due to the write-off of unamortized deferred financing costs as a result of the repayment of secured mortgages coinciding with the sale of the underlying properties, as well as the write-off of unamortized deferred financing costs due to the refinancing of a $120.0 million mortgage loan. These losses were partially offset by a gain on early debt retirement of approximately $0.9 million related to the sale of the Hollywood and Highland Hotel comprised of the forgiveness of debt of approximately $1.2 million, partially offset by the write-off of unamortized deferred financing costs.
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
     Interest Expense
     Interest expense decreased by approximately $0.2 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Interest expense decreased by approximately $4.0 million primarily due to the settlement of certain interest rate swap contracts during the fourth quarter of 2004. Capitalized interest on the Waterview mixed-use development resulted in a decrease in interest expense of approximately $0.4 million. Interest expense decreased approximately $5.9 million due to the repayment and retirement of certain mortgage loans including approximately $444.1 million of our variable rate commercial mortgage pass-through certificates in the second half of 2004. These decreases were partially offset by an increase in interest expense of approximately $2.9 million due to a higher outstanding balance on our credit facility. In addition, in conjunction with the acquisition of Bank of America Plaza and the acquisition of an interest in 2001 M Street, we entered into mortgage loans totaling, in the aggregate, approximately $286.5 million which resulted in an increase in interest expense of approximately $7.2 million during the six months ended June 30, 2005.
     Derivative Loss
     During the six months ended June 30, 2004, we recorded a derivative loss of approximately $1.5 million representing the total ineffectiveness of our interest rate swap contracts. Due to the pay off and retirement of certain amounts of variable rate debt during 2004 and due to the anticipated pay off and retirements of certain variable rate debt in the future, we de-designated interest rate swap contracts in the notional amount of $375.0 million.
     Benefit (Provision) for Income and Other Corporate Taxes, Net
     Income and other taxes include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes decreased by approximately $5.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to a settlement of previously recorded tax liabilities. We had previously recorded a tax liability related to 1998 tax issues between us, and a wholly-owned subsidiary of Trizec Canada Inc. and the IRS. During the second quarter of 2005, the wholly-owned subsidiary of Trizec Canada Inc. reached a settlement with, and made payment to, the IRS with regard to the 1998 tax matters. As a result, we have determined that we have been relieved of any potential tax liability related to this matter and therefore have reduced our tax liability by, and recorded a benefit from income taxes of, approximately $2.8 million.

     Minority Interest
     During the six months ended June 30, 2005, an increase in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in a minority interest loss of approximately $0.4 million.
     During the six months ended June 30, 2004, an increase in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in minority interest loss of approximately $0.2 million. In addition, preferred returns to the minority interest partner upon the sale of the Hollywood & Highland Hotel in Los Angeles, California during the first quarter of 2004 resulted in minority interest loss of approximately $0.6 million and the redemption of TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in minority interest loss of approximately $1.0 million. Minority interest loss was offset by minority interest income of approximately $0.9 million resulting from the sale of a 90% ownership in a land parcel during the second quarter of 2004.
     Income from Unconsolidated Real Estate Joint Ventures
     Income from unconsolidated real estate joint ventures increased by approximately $0.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Income from unconsolidated real estate joint ventures increased by approximately $4.8 million due to the loss on early debt retirement related to the refinancing of the mortgage loans on the Grace Building and 1411 Broadway, both of which are located in New York, New York, in June 2004. In addition, there was an increase in aggregate net income of approximately $0.3 million for our other unconsolidated real estate joint ventures for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. These increases were partially offset by a decrease in net income related to the Grace Building and 1411 Broadway of approximately $4.1 million primarily resulting from an increase in interest expense related to the refinancing of the mortgage loans that encumbered those properties. In addition, income from unconsolidated real estate joint ventures decreased by approximately $0.7 million due to the gain on sale of an interest in the Waterview Development, located in Arlington, Virginia, which was sold in the second quarter of 2004.
     Discontinued Operations
     Income from properties classified as discontinued operations decreased by approximately $9.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Income from discontinued operations for the six months ended June 30, 2004 includes the net income from all properties classified as held for disposition and not sold prior to January 1, 2004, whereas income from discontinued operations for the six months ended June 30, 2005 includes only the net income from properties classified as held for disposition and not sold prior to January 1, 2005. In addition, on September 8, 2004, we and the Los Angeles County Assessor’s Office presented to the Los Angeles County Assessment Appeals Board a written stipulation agreeing to the base year value in 2000, and the 2001, 2002, 2003 and 2004 assessed values of the Hollywood & Highland Complex, located in Los Angeles, California. The stipulation provided for substantial reductions in the assessed value of the Hollywood & Highland Complex for all years. The Los Angeles County Assessment Appeals Board approved the stipulation and adopted the values as set forth in the stipulation, which resulted in a real estate tax refund. During the six months ended June 30, 2005, we received approximately $4.3 million of the real estate tax refund, resulting in a decrease in property taxes for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
     During the six months ended June 30, 2004, we recognized a provision for loss on disposition of discontinued real estate of approximately $118.6 million relating to eight properties that were designated as held for disposition on June 30, 2004 to reduce the carrying value of such properties to fair value. Fair value of the eight properties was determined by contract prices, less transaction costs and/or internal valuation.
     During the six months ended June 30, 2005, we disposed of a non-core office property that resulted in a gain on disposition of discontinued real estate of approximately $21.0 million.
     During the six months ended June 30, 2004, we disposed of two non-core office properties that resulted in a loss on disposition of discontinued real estate of approximately $2.8 million. In addition, during the six months ended June 30, 2004, we recognized a gain on disposition of discontinued real estate of approximately $32.4 million, net of related tax effect, due to the sale of the Hollywood & Highland Complex.
     Gain on Disposition of Real Estate, Net
     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.7 million, resulting in a net loss on disposition of real estate of approximately $20.9 million. This loss is offset by a gain on disposition of real estate, net of the related tax effect, of approximately $14.8 million due to the sale of 151 Front Street in Toronto, Ontario which was subject to the transition rules of SFAS No. 144. In addition, during the six months ended June 30, 2004, we disposed of two land parcels that resulted in a gain on disposition of real estate of approximately $8.4 million.
Liquidity and Capital Resources
     Our objective is to ensure, in advance, that there are ample resources to fund ongoing operating expenses, capital expenditures, debt service requirements and the distributions required to maintain our REIT status.
     We expect to meet our liquidity requirements over the next twelve months, and beyond the next twelve months, for normal recurring expenditures, non-recurring capital expenditures, potential future acquisitions and developments, major renovations, expansions, scheduled debt maturities, ground lease payments, operational tax obligations, settlement of pre-REIT tax issues and distributions through cash flows from operations, asset sales, entering into joint venture arrangements or partnerships with equity providers, current cash and credit availability, refinancing of existing mortgage debt, incurrence of secured debt, proceeds from the possible sale of our capital stock or a combination of these sources. Our net cash flow from operations is dependent upon the occupancy levels of our properties, net effective rental rates on current and future leases, collectibility of rent from our tenants, the level of operating and other expenses, as well as other factors. Material changes in these factors may adversely affect our net cash flow from operations.
     We have a $750.0 million unsecured credit facility, which matures in June 2007. The amount available for us to borrow under the unsecured credit facility at any time is determined by certain properties that we, or our subsidiaries that may from time to time guarantee the unsecured credit facility, own that satisfy certain conditions of eligibility. These conditions are common for unsecured credit facilities of this nature. The amount available for us to borrow under the unsecured credit facility for the remainder of its term will likely fluctuate. The capacity under the unsecured credit facility may decrease if we sell or place permanent financing on assets currently supporting the unsecured credit facility. In addition, the capacity under the unsecured credit facility may decrease if assets no longer meet certain eligibility requirements. Likewise, the capacity under the unsecured credit facility may increase if certain assets otherwise meet the eligibility requirements. As of June 30, 2005, the amount available for us to borrow under the unsecured credit facility was approximately $475.1 million, of which $150.0 million was outstanding. During the remainder of the term of the unsecured credit facility, we expect the outstanding balance to fluctuate. The balance under the unsecured credit facility will likely increase from time to time as we use funds from the unsecured credit facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. The balance under the unsecured credit facility will also likely be reduced from time to time as we pay it down with proceeds generated from asset sales, secured borrowings, operating cash flows and other sources of liquidity.
     Under our unsecured credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restrictions on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; a requirement that the interest coverage ratio be greater than 2.0 times; a requirement that the fixed charge coverage ratio be greater than 1.5 times; and a requirement that the net worth be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the unsecured credit facility agreement). If we are in default in respect of our obligations under the unsecured credit facility agreement, dividends will be limited to the amount necessary to maintain REIT status. At June 30, 2005, we were in compliance with these financial covenants.
     We also have available an effective shelf registration statement under which we may offer and sell up to an aggregate amount of $750.0 million of common stock, preferred stock, depositary shares representing shares of our preferred stock and warrants exercisable for common stock or preferred stock. However, our ability to raise funds through sales of common stock, preferred stock, depositary shares representing shares of our preferred stock and common and preferred stock warrants is dependent upon, among other things, general market conditions for REITs, market perceptions about our company, the trading price of our stock and interest rates. The proceeds from the sale of shares of common stock, preferred stock, depositary shares representing shares of our preferred stock or common and preferred stock warrants, if any, would be used for general corporate purposes, which may include, among other things, the acquisition of additional properties or the repayment of outstanding indebtedness.
     After dividend distributions, our remaining cash from operations may not be sufficient to allow us to retire all of our debt as it comes due. Accordingly, we may be required to refinance maturing debt or repay it utilizing proceeds from property dispositions or issuance of equity securities. Our ability to refinance maturing debt will be dependent on our financial position, the cash flow we receive from our properties, the value of our properties, liquidity in the debt markets and general economic and real estate market conditions. There can be no assurance that such refinancing or proceeds will be available, or be available on economical terms, in the future.
Contractual Obligations
     Due to the repayment and retirement of a mortgage loan that formerly collateralized 250 West Pratt Street, located in Baltimore, Maryland, we are no longer liable for future mortgage obligations of approximately $28.7 million, which was previously disclosed in the contractual obligations table in our Annual Report on Form 10-K for the year ended December 31, 2004. No other material changes outside the ordinary course of business occurred affecting our contractual obligations during the six months ended June 30, 2005.
Cash Flow Activity
     At June 30, 2005, we had approximately $70.3 million in cash and cash equivalents as compared to approximately $194.3 million at December 31, 2004. The decrease in cash for the six months ended June 30, 2005 and the increase in cash for the six months ended June 30, 2004 are a result of the following cash flows:

	For the six months ended
	June 30,
		2004
	2005	(As Restated)
	(dollars in thousands)
Cash provided by operating activities	$88,440	$109,853
Cash (used in) provided by investing activities	(181,554)	418,773
Cash used in financing activities	(30,868)	(485,238)

	$(123,982)	$43,388

     Operating Activities
     Cash provided by operating activities for the six months ended June 30, 2005 was approximately $88.4 million compared to approximately $109.9 million for the six months ended June 30, 2004. Cash flows from operations depend primarily on cash generated from lease payments for leased spaces at our office properties. The change in cash flows from operating activities is primarily attributable to the factors discussed in our analysis of results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 as well as the timing of our receipt of revenues and payment of expenses.

     Investing Activities
     Net cash used in investing activities reflects the net impact of the acquisitions and dispositions of certain properties, investments in, and distributions from, our unconsolidated real estate joint ventures and the ongoing impact of expenditures on tenant installation costs and capital expenditures. During the six months ended June 30, 2005, approximately $181.6 million of cash was used in our investing activities compared to approximately $418.8 million of cash generated in our investing activities during the six months ended June 30, 2004, which are described below.
     Tenant Installation Costs
     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. As noted above, the competitive office rental market, combined with sublet space inventory in our major markets, has continued the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio we owned at June 30, 2005 and for the total office portfolio we owned at June 30, 2004, including our share of such costs incurred by unconsolidated real estate joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents our pro rata owned share of square feet leased.

	For the six months ended
	June 30,
	2005	2004
	(in thousands)
Square feet leased

— new leasing	1,200	1,564
— renewal leasing	1,734	1,656
Total square feet leased	2,934	3,220
Tenant installation costs	$58,994	$58,869
     Capital Expenditures
     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the six months ended June 30, 2005 and 2004, capital expenditures for the total office portfolio, including our share of such expenditures incurred by unconsolidated real estate joint ventures, was approximately $10.8 million and approximately $5.3 million, respectively. Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as asbestos abatement or removal costs, major mechanical attribute or system replacement, and redevelopment or reconstruction costs directly attributable to extending or preserving the useful life of the base building. Furthermore, as part of our office property acquisitions, we have routinely acquired and repositioned properties in their respective markets, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration when negotiating our purchase price at the time of acquisition.
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

	For the six months ended
	June 30,
	2005	2004
	(dollars in thousands)
Tenant installation costs, including leasing costs for the owned office portfolio	$58,994	$58,869
Tenant installation costs, including leasing costs for properties disposed of during the period	—	3,886
Capital expenditures	10,832	5,294
Pro rata joint venture activity	(5,336)	(2,620)
Timing differences	(12,185)	(4,503)
Retail activity	—	150

Total of tenant improvements, leasing costs and capital expenditures per consolidated statements of cash flows	$52,305	$61,076

     Acquisitions
     In April 2005, we acquired 1200 K Street, N.W. located in Washington, D.C., from an unrelated third party for approximately $194.3 million.
     Dispositions
     During the six months ended June 30, 2005, we sold one office property, generating net proceeds of approximately $86.7 million. During the six months ended June 30, 2004, we sold three office properties, a partial interest in one office property, a partial interest in a joint venture development, two retail properties and two land parcels, generating aggregate net proceeds of approximately $377.5 million, or approximately $139.2 million after debt repayment.
     Unconsolidated Real Estate Joint Ventures
     During the six months ended June 30, 2005, we made contributions to our unconsolidated real estate joint ventures in the aggregate amount of approximately $2.8 million, capitalized interest on our investment in the Waterview Development in the aggregate amount of approximately $0.4 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $11.6 million. During the six months ended June 30, 2004, we made contributions and advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $77.6 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $227.2 million. We have received net distributions in excess of our investments in 1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig, L.L.C. (the “Swig Joint Ventures”). At June 30, 2005 and December 31, 2004, such excess net distributions totaled approximately $43.7 million and $43.2 million, respectively, and have been recorded in other accrued liabilities as we have committed to provide financial support to the Swig Joint Ventures in the future.
     Financing Activities
     During the six months ended June 30, 2005, we used approximately $30.9 million in our financing activities due primarily to approximately $39.7 million of principal repayments on mortgage debt and paid approximately $64.6 million in dividends to our stockholders. These uses were offset by approximately $28.7 million released from an escrow established for repayment of the mortgage loan of 250 W. Pratt Street, located in Baltimore, Maryland and proceeds of approximately $44.7 million from the issuance of our common stock.

     During the six months ended June 30, 2004, we used approximately $485.2 million in our financing activities, due primarily to approximately $302.9 million of principal repayments on mortgage debt, approximately $238.3 million of mortgage debt and other loans repaid upon property dispositions, and approximately $6.6 million of financing fees related to the refinancing of certain mortgage debt and financing costs incurred in conjunction with our $750.0 million unsecured credit facility. Additionally, we incurred and paid approximately $3.8 million in settlement of forward rate contracts. We also paid approximately $62.7 million in dividends to our stockholders. These uses were partially offset by net proceeds from mortgage debt refinancings and proceeds from the issuance of our common stock.
     Mortgage Debt, Other Loans and Unsecured Credit Facility
     At June 30, 2005, our consolidated debt was approximately $2.2 billion. The weighted average interest rate on our debt was approximately 6.25% and the weighted average maturity was approximately 4.5 years.

     The following table sets forth information concerning mortgage debt, other loans and unsecured credit facility as of June 30, 2005. The economic interest of our owning entity is 100% unless otherwise noted.

			Maturity	Current	Principal	Term to
Property/(Ownership) (1)	F/V(2)		Date	Rate	Balance	Maturity
(At June 30, 2005)					($ 000’s)	(Years)
CMBS Transaction
Class A-2	F		May-11	6.09%	$53,798	5.9
Class A-3 FL	V		Mar-08	3.47%	91,884	2.7
Class A-3	F		Mar-08	6.21%	78,900	2.7
Class A-4	F		May-11	6.53%	240,600	5.9
Class B-3 FL	V		Mar-08	3.62%	16,886	2.7
Class B-3	F		Mar-08	6.36%	14,500	2.7
Class B-4	F		May-11	6.72%	47,000	5.9
Class C-3	F		Mar-08	6.52%	101,400	2.7
Class C-4	F		May-11	6.89%	45,600	5.9
Class D-3	F		Mar-08	6.94%	106,100	2.7
Class D-4	F		May-11	7.28%	40,700	5.9
Class E-3	F		Mar-08	7.25%	73,300	2.7
Class E-4	F		May-11	7.60%	32,300	5.9

Pre-swap:				6.32%	$942,968	4.3
Post-swap: (3)				6.61%	$942,968	4.3

Renaissance Tower	F		Jan-10	4.98%	$92,000	4.5
Ernst & Young Plaza	F		Feb-14	5.07%	117,753	8.6
One New York Plaza	F		May-06	7.27%	230,538	0.8
2000 L Street, N.W.	F		Aug-07	6.26%	56,100	2.1
Watergate Office Building	F		Feb-07	8.02%	16,495	1.6
1400 K Street, N.W.	F		May-06	7.20%	21,051	0.8
2001 M Street (98%)(4)	F		Dec-14	5.25%	44,500	9.5
Bethesda Crescent	F		Jan-08	7.10%	32,170	2.5
Bethesda Crescent	F		Jan-08	6.70%	2,665	2.5
Twinbrook Metro Plaza	F		Sep-08	6.65%	16,119	3.2
Two Ballston Plaza	F		Jun-08	6.91%	26,236	2.9
Sunrise Tech Park	F		Jan-06	6.75%	22,613	0.5
Metropolitan Square	F		Jan-08	7.05%	81,877	2.5
Bank of America Plaza (Los Angeles)	F		Sep-14	5.31%	242,000	9.2
One Alliance Center	F		Jul-13	4.78%	67,999	8.0
Unsecured Credit Facility	V	(5)	Jun-07	5.38%	150,000	2.0
Other — Fixed	F		Various	6.01%	16,541	5.8

Total Consolidated Debt				6.25%	$2,179,625	4.5

Bank One Center (50%)	V		Dec-05	4.52%	$54,013	0.4
Marina Towers (50%)	F		Aug-07	7.92%	14,999	2.1
The Grace Building (50%)	F		Jul-14	5.54%	190,119	9.0
1411 Broadway (50%)	F		Jul-14	5.50%	109,281	9.0
1460 Broadway (50%)	V		May-06	4.63%	12,475	0.9
Waterview (25%)	V		Sept-05	6.61%	4,779	0.2
Plaza of the Americas (50%)	F		Jul-11	5.12%	34,000	6.0

Unconsolidated Real Estate Joint Venture Mortgage Debt				5.43%	$419,666	7.1

(1)	The economic interest of our owning entity in the associated asset is 100% unless otherwise noted.

(2)	“F” refers to fixed rate debt, “V” refers to variable rate debt. References to “V” represent the underlying loan, some of which have been fixed through hedging instruments.

(3)	$108.8 million of the seven-year floating rate tranche of the CMBS loan has been swapped from one-month LIBOR plus various spreads to 5.99% fixed rate.

(4)	Consolidated entity.

(5)	Reflects notional allocation of $41.2 million of the floating rate unsecured credit facility debt that has been swapped from one-month LIBOR plus spread to 7.12% fixed rate.

     The table that follows summarizes the mortgage and other loan debt at June 30, 2005 and December 31, 2004:

Debt Summary	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Balance:
Fixed rate	$2,070,854	$2,110,511
Variable rate	108,771	108,771

Total	$2,179,625	$2,219,282

Collateralized property	$2,013,084	$2,024,055
Unsecured credit facility	150,000	150,000
Other loans	16,541	45,227

Total	$2,179,625	$2,219,282

Percent of total debt:
Fixed rate	95.0%	95.1%
Variable rate	5.0%	4.9%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	6.33%	6.33%
Variable rate	4.72%	3.87%

Total	6.25%	6.21%

Leverage ratio:
Net debt to net debt plus book equity	51.9%	53.1%

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of stockholders’ equity.
     Unsecured Credit Facility
     Our unsecured credit facility consists of a $600.0 million revolving component and a $150.0 million term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% or at Base Rate (as defined in the credit facility) plus a spread of up to 0.75%, based on our total leverage, matures in June 2007 and is subject to a one-year extension (the “2004 Unsecured Credit Facility”). The financial covenants, as defined in the 2004 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; a requirement that the interest coverage ratio be greater than 2.0 times; a requirement that the fixed charge coverage ratio be greater than 1.5 times; and a requirement that the net worth be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (defined in the 2004 Unsecured Credit Facility agreement). If we are in default in respect of our obligations under the 2004 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain REIT status. At June 30, 2005, we were in compliance with these financial covenants.
     At June 30, 2005, the amount eligible to be borrowed under the 2004 Unsecured Credit Facility was approximately $475.1 million, of which $150.0 million was drawn and outstanding. At December 31, 2004, the amount eligible to be borrowed under the 2004 Unsecured Credit Facility was approximately $484.9 million, of which $150.0 million was drawn and outstanding. Certain conditions of the 2004 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time.
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
     Hedging Activities
     At June 30, 2005 and December 31, 2004, we had outstanding interest rate swap contracts in the notional amount of $150.0 million, bearing a weighted average interest rate of 5.60% and maturing on March 15, 2008. For the three and six months ended June 30, 2005, we recorded, through other comprehensive income, an unrealized derivative loss of approximately $0.9 million and an unrealized derivative gain of approximately $2.6 million, respectively, related to interest rate swap contracts. For the three and six months ended June 30, 2004, we recorded, through other comprehensive income, unrealized derivative gains of approximately $15.2 million and $12.5 million, respectively, related to interest rate swap contracts. At June 30, 2005 and December 31, 2004, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $6.7 million and $9.2 million at June 30, 2005 and December 31, 2004, respectively.
     Unconsolidated Real Estate Joint Venture Mortgage Debt
     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method of accounting. At June 30, 2005 and December 31, 2004, our pro rata share of this debt amounted to approximately $419.7 million and approximately $420.2 million in the aggregate, respectively.
     Principal Repayments
     The table below presents the schedule of maturities of the collateralized property loans and other loans:
     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

	Total Debt (1)
	Office	Other	Total
	(dollars in thousands)
Balance of 2005	$11,282	$188	$11,470
2006	429,286	386	429,672
2007	95,814	272	96,086
2008	512,347	276	512,623
2009	14,876	295	15,171
Subsequent to 2009	949,479	15,124	964,603

Total	$2,013,084	$16,541	$2,029,625

Weighted average interest rate at June 30, 2005	6.31%	6.01%	6.31%

Weighted average term to maturity, in years	4.7	5.8	4.7

Percentage of fixed rate debt including variable rate debt subject to interest rate caps and interest rate swap agreements	100%	100%	100%

(1)	Excludes unsecured credit facility

Dividends
     On March 10, 2005, we declared a quarterly dividend of $0.20 per share of common stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. On June 14, 2005, we declared a quarterly dividend of $0.20 per share of common stock, payable on July 15, 2005, to the holders of record at the close of business on June 30, 2005. The aggregate amount of dividends paid on April 15, 2005 and July 15, 2005 totaled approximately $31.0 million and $31.2 million, respectively.
     On March 10, 2005, we declared an aggregate annual dividend of approximately $0.005 million for the Class F convertible stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. We accrued an additional $0.001 million dividend for the Class F convertible stock on each of March 31, 2005 and June 30, 2005.
     On March 10, 2005, we declared an aggregate quarterly dividend of approximately $1.2 million for the special voting stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. On June 14, 2005, we declared an aggregate quarterly dividend of approximately $1.2 million for the special voting stock, payable on July 15, 2005, to the holders of record at the close of business on June 30, 2005.
Market Risk — Quantitative and Qualitative Information
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is our long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At June 30, 2005, approximately 95.0%, or approximately $2.1 billion, of our outstanding debt had fixed interest rates (including variable rate debt subject to interest rate caps and interest rate swap agreements), which minimizes the interest rate risk on such outstanding debt.
     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not utilize financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions that we believe are creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At June 30, 2005, we had hedge contracts totaling $150.0 million which convert variable rate debt at LIBOR plus various spreads to a fixed rate of 6.30% and mature on March 15, 2008. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. As a result of our hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.
     At June 30, 2005, our total outstanding debt was approximately $2.2 billion, of which approximately $108.8 million was variable rate debt after the impact of the hedge agreement. At June 30, 2005, the average interest rate on variable rate debt was approximately 4.72%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 47 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.5 million annually. If market rates of interest increase by 10%, the fair value of the total debt outstanding would decrease by approximately $39.6 million.
     Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10% (or approximately 47 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $0.5 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $40.8 million.

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
Gain Contingencies
     Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza, located in New York, New York, that was damaged in 2001. Total remediation and improvement costs were approximately $19.1 million. Through June 30, 2005, we have received approximately $12.1 million in insurance proceeds related to this incident. We have filed a claim for additional proceeds of approximately $7.0 million; however, we cannot provide assurance that we will be successful in collecting the additional proceeds. We will recognize the additional proceeds, if any, during the period in which we receive the insurance proceeds.
Subsequent Events
     In July 2005, we acquired Figueroa at Wilshire, a 1,039,000 square-foot office property that is located in the Central Business District of Los Angeles, California, for approximately $356.7 million. To finance a substantial portion of the purchase price of this acquisition, we borrowed approximately $302.0 million under our unsecured credit facility.
     In July 2005, we sold Metropolitan Square, a 1,041,000 square-foot office property that is located in St. Louis, Missouri, for a gross sale price of approximately $165.8 million.
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
Newly Issued Accounting Standards
     In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon future events that may or may not be within an entity’s control. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. In addition, the fair value of the liability should be recognized when incurred. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We are reviewing the provisions of FIN 47 and assessing the impact, if any, it will have on us upon adoption.
     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. We will adopt EITF 04-5 as of December 31, 2005. We are currently assessing all of our investments in unconsolidated real estate joint ventures to determine the impact, if any, the adoption of EITF 04-5 will have on us.
     In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not believe that the adoption of EITF 05-6 will have a significant effect on our financial statements.
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
     The following table sets forth the reconciliation of funds from operations from net income (loss) available to common stockholders for the three and six months ended June 30, 2005 and 2004:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net income (loss) available to common stockholders	$45,191	$(138,162)	$70,478	$(54,859)

Add/(deduct):
(Gain) Loss on disposition of real estate, net	(256)	12,426	(256)	(2,345)
(Gain) Loss on disposition of discontinued real estate, net	(20,872)	2,788	(21,079)	(29,608)
Gain on disposition of real estate from unconsolidated real estate joint ventures	—	(704)	—	(704)
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	45,650	43,522	90,383	90,115

Funds from operations available to common stockholders	$69,713	$(80,130)	$139,526	$2,599

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Information about quantitative and qualitative disclosure about market risk is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Market Risk — Quantitative and Qualitative Information.”
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
     We did not sell any securities in the six months ended June 30, 2005 that were not registered under the Securities Act of 1933, as amended.
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
     During the period from May 8, 2002 to June 30, 2005, 1,875,237 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.
     During the period from May 8, 2002 to June 30, 2005, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were approximately $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.
     None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.
Issuer Purchases of Equity Securities
     We do not have a stock repurchase program. However, during the quarter ended June 30, 2005, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased (a)	Per Share (a)	Programs (a)	Programs (a)
April 1, 2005 through April 30, 2005	—	—	N/A	N/A

May 1, 2005 through May 31, 2005	—	—	N/A	N/A

June 1, 2005 through June 30, 2005	4,331	$20.34	N/A	N/A

Total during Second Quarter Ended June 30, 2005	4,331	$20.34	N/A	N/A

(a)	The number of shares purchased represent the number of shares of our common stock deemed surrendered by our employees to satisfy their withholding tax obligations due to the vesting of shares of restricted common stock. For the purposes of this table, we determined the average price paid per share based on the trading price of our common stock as of the date of the determination of the withholding tax amounts relating to the vesting of shares of restricted stock. We do not currently have a stock repurchase program. We did not pay any cash consideration to repurchase these shares.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2005 annual meeting of stockholders was held on May 19, 2005. At the annual meeting, our stockholders took the following actions:
(1)	Elected nine directors to serve until the 2006 annual meeting of stockholders; and

(2)	Ratified the re-appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.
     We had 154,061,250 shares of common stock outstanding as of March 24, 2005, the record date of our annual meeting. At the annual meeting, holders of an aggregate of 148,488,418 shares of common stock were present in person or represented by proxy with respect to the two proposals indicated above. In addition, the sole owner of 100 shares of our special voting stock was represented by proxy with respect to the proposal to elect nine directors. The following sets forth detailed information regarding the results of the vote at the annual meeting:

Proposal 1. Election of nine directors

		Votes Against
Director	Votes For	Or Withheld
Peter Munk	147,266,586	1,221,832
Timothy H. Callahan	147,362,820	1,125,598
L. Jay Cross	147,357,240	1,131,178
The Right Honourable Brian Mulroney	145,435,944	3,052,474
James J. O’Connor	147,364,084	1,124,334
Glenn J. Rufrano	147,356,458	1,131,960
Richard M. Thomson	147,360,885	1,127,533
Polyvios C. Vintiadis	147,364,064	1,124,354
Stephen R. Volk	144,604,647	3,883,771
     In addition, all of the shares of our special voting stock were voted for the nine nominees listed above. The nine directors listed above are the only persons that will serve as directors in 2005.
Proposal 2. Ratification of the re-appointment of PricewaterhouseCoopers LLP

	Votes Against
Votes For	Or Withheld	Abstention	Broker Non-Votes
147,443,037	1,017,862	27,519	—
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

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Separation Agreement dated April 14, 2005 by and between Trizec Properties, Inc. and Michael J. Escalante (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K filed on April 19, 2005).

31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certification of the Chief Executive Officer.

32.2†	Section 1350 Certification of the Chief Financial Officer.

*	Denotes a management contract or compensatory plan, contract or arrangement.

†	Filed herewith.