Form 10-Q
period 2005-09-30
TRIZEC PROPERTIES INC
filed 2005-11-02
CIK 1161935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 28, 2005, 156,196,080 shares of common stock, par value $0.01 per share, were issued and outstanding.

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	61
Item 4. Controls and Procedures	61
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 6. Exhibits	62
Exhibit Index	64
Letter Agreement
Letter Agreement
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of the CEO
Section 1350 Certification of the CFO
Forward-Looking Statements
This Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), relating to our business and financial outlook which are based on our current expectations, beliefs, projections, forecasts, future plans and strategies, and anticipated events or trends. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology. We intend these forward-looking statements, which are not guarantees of future performance and financial condition, to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements are not historical facts. Instead, such statements reflect estimates and assumptions and are subject to certain risks and uncertainties that are difficult to predict or anticipate. Therefore, actual outcomes and results may differ materially from those projected or anticipated in these forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”). A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, without limitation, the risks described in our annual report on Form 10-K filed with the SEC on March 11, 2005, as the same may be supplemented from time to time. These factors include, without limitation, the following:
•	changes in national and local economic conditions, including those economic conditions in our seven core markets;

•	the extent, duration and strength of any economic recovery;

•	our ability to maintain occupancy and to timely lease or re-lease office space;

•	the extent of any tenant bankruptcies and insolvencies;

•	our ability to sell our non-core office properties in a timely manner;

•	our ability to acquire office properties selectively in our core markets;

•	our ability to maintain real estate investment trust (“REIT”) qualification and changes to U.S. tax laws that affect REITs;

•	Canadian tax laws that affect treatment of investment in U.S. real estate companies;

•	the competitive environment in which we operate;

•	the cost and availability of debt and equity financing;

•	the effect of any impairment charges associated with changes in market conditions;

•	the sale or other disposition of shares of our common stock owned by Trizec Canada Inc.;

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Trizec Properties, Inc.	Consolidated Balance Sheets (unaudited)
PART I — FINANCIAL STATEMENTS
Item 1. Financial Statements

	September 30,	December 31,
$ in thousands, except per share amounts	2005	2004
Assets
Real estate	$4,658,296	$4,335,159
Less: accumulated depreciation	(662,977)	(619,010)

Real estate, net	3,995,319	3,716,149
Cash and cash equivalents	15,330	194,265
Escrows and restricted cash	93,025	83,789
Investment in unconsolidated real estate joint ventures	116,296	119,641
Office tenant receivables (net of allowance for doubtful accounts of $4,230 and $6,677 at September 30, 2005 and December 31, 2004, respectively)	16,318	9,306
Deferred rent receivables (net of allowance for doubtful accounts of $1,245 and $831 at September 30, 2005 and December 31, 2004, respectively)	137,637	137,561
Other receivables (net of allowance for doubtful accounts of $2,548 and $2,473 at September 30, 2005 and December 31, 2004, respectively)	11,961	9,914
Deferred charges (net of accumulated amortization of $78,956 and $68,802 at September 30, 2005 and December 31, 2004, respectively)	120,285	115,669
Prepaid expenses and other assets, net	228,619	139,118

Total Assets	$4,734,790	$4,525,412

Liabilities and Stockholders’ Equity

Liabilities
Mortgage debt and other loans	$1,906,499	$2,069,282
Unsecured credit facility	396,000	150,000
Trade, construction and tenant improvements payables	18,230	25,386
Accrued interest expense	7,254	8,116
Accrued operating expenses and property taxes	97,903	86,713
Other accrued liabilities	185,893	135,201
Dividends payable	32,731	32,407
Taxes payable	35,513	51,406

Total Liabilities	2,680,023	2,558,511

Commitments and Contingencies	—	—

Minority Interest	8,189	7,348

Special Voting and Class F Convertible Stock	200	200

Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, none issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, $0.01 par value, 156,248,425 and 152,164,471 issued at September 30, 2005 and December 31, 2004, respectively, and 156,191,080 and 152,132,857 outstanding at September 30, 2005 and December 31, 2004, respectively	1,562	1,521
Additional paid in capital	2,278,642	2,211,545
Accumulated deficit	(224,843)	(232,965)
Treasury stock, at cost, 57,345 and 31,614 shares at September 30, 2005 and December 31, 2004, respectively	(737)	(415)
Unearned compensation	(498)	(798)
Accumulated other comprehensive loss	(7,748)	(19,535)

Total Stockholders’ Equity	2,046,378	1,959,353

Total Liabilities and Stockholders’ Equity	$4,734,790	$4,525,412

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
$ in thousands, except per share amounts	2005	2004	2005	2004

Revenues
Rentals	$129,952	$115,044	$376,320	$341,431
Recoveries from tenants	29,945	23,496	81,775	68,690
Parking and other	28,436	25,266	77,866	65,925
Fee income	1,554	2,892	5,147	9,294

Total Revenues	189,887	166,698	541,108	485,340

Expenses
Operating	68,027	54,396	183,877	161,802
Property taxes	22,069	18,368	66,215	54,249
General and administrative	9,119	13,966	28,134	27,296
Depreciation and amortization	45,120	34,344	124,638	96,823
Provision for loss on real estate	—	—	—	12,749
Provision for loss on investment	—	—	—	14,558

Total Expenses	144,335	121,074	402,864	367,477

Operating Income	45,552	45,624	138,244	117,863

Other Income (Expense)
Interest and other income	2,038	952	5,307	3,571
Foreign currency exchange gain	—	—	—	3,340
Loss on early debt retirement	(5,906)	(3,233)	(5,920)	(4,376)
Recovery on insurance claims	74	23	74	715
Interest expense	(36,998)	(34,612)	(103,802)	(101,668)
Derivative loss	—	(1,182)	—	(2,680)
Lawsuit settlements	875	—	1,635	94

Total Other Expense	(39,917)	(38,052)	(102,706)	(101,004)

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and (Loss) Gain on Disposition of Real Estate, Net	5,635	7,572	35,538	16,859
Benefit (Provision) for income and other corporate taxes, net	930	431	3,246	(2,601)
Minority interest	(623)	5	(1,058)	(954)
Income from unconsolidated real estate joint ventures	3,297	2,979	11,874	11,248

Income from Continuing Operations	9,239	10,987	49,600	24,552

Discontinued Operations
Income (Loss) from discontinued operations	5,074	20,075	16,240	(77,781)
Gain on disposition of discontinued real estate, net	18,406	18,233	39,485	47,841

Income (Loss) Before (Loss) Gain on Disposition of Real Estate, Net	32,719	49,295	105,325	(5,388)
(Loss) Gain on disposition of real estate, net	(90)	249	166	2,594

Net Income (Loss)	32,629	49,544	105,491	(2,794)

Special voting and Class F convertible stockholders’ dividends	(1,312)	(1,394)	(3,696)	(3,915)

Net Income (Loss) Available to Common Stockholders	$31,317	$48,150	$101,795	$(6,709)

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operation (unaudited) (Continued)

	For the three months ended		For the nine months ended
	September 30,		September 30,
$ in thousands, except per share amounts	2005	2004	2005	2004

Earnings per common share
Income from Continuing Operations Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.05	$0.06	$0.30	$0.15
Diluted	$0.05	$0.06	$0.29	$0.15

Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.20	$0.32	$0.66	$(0.04)
Diluted	$0.20	$0.31	$0.65	$(0.04)

Weighted average shares outstanding
Basic	155,519,138	151,762,294	154,390,881	151,499,708
Diluted	158,826,905	153,351,683	157,545,850	152,983,497
See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operation (unaudited) (Continued)

	For the three months ended		For the nine months ended
	September 30,		September 30,
$ in thousands	2005	2004	2005	2004

Net income (loss)	$32,629	$49,544	$105,491	$(2,794)

Other comprehensive income (loss):
Unrealized gains on investments in securities:
Unrealized foreign currency exchange gains arising during the period	202	159	131	30
Unrealized foreign currency exchange gains (losses) on foreign operations	90	20	118	(220)
Realized foreign currency exchange gain on foreign operations	—	—	—	(3,340)
Unrealized derivative gains (losses):
Effective portion of interest rate contracts	8,166	(1,604)	10,737	10,864
Ineffective portion of interest rate contracts	—	522	—	2,020
Amortization of forward rate contracts	267	266	801	499
Settlement of forward rate contracts	—	—	—	(9,524)

Total other comprehensive income (loss)	8,725	(637)	11,787	329

Net comprehensive income (loss)	$41,354	$48,907	$117,278	$(2,465)

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended
	September 30,
		2004
		(As Restated, See
$ in thousands	2005	Note 11)

Cash Flows from Operating Activities
Net Income (Loss)	$105,491	$(2,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from unconsolidated real estate joint ventures	(11,874)	(11,248)
Distributions from unconsolidated real estate joint ventures	11,874	11,248
Depreciation and amortization expense (including discontinued operations)	130,891	125,136
Amortization of financing costs	4,192	6,284
Amortization of value of acquired operating leases to rental revenue	(2,446)	(370)
Provision for bad debt	1,699	3,296
Gain on disposition of real estate (including discontinued operations)	(39,651)	(50,435)
Provision for loss on real estate (including discontinued operations)	—	121,737
Provision for loss on investment	—	14,558
Foreign currency exchange gain	—	(3,340)
Derivative loss	—	2,680
Loss on early debt retirement	92	4,376
Lawsuit settlements	—	(94)
Minority interest	1,058	954
Amortization of equity compensation	3,641	2,029
Stock option grant expense	67	1,213
Changes in assets and liabilities:
Escrows and restricted cash	(17,413)	(1,305)
Office tenant receivables	(7,806)	(3,509)
Other receivables	(2,116)	10,040
Deferred rent receivables	(9,278)	(16,941)
Prepaid expenses and other assets	(12,744)	(4,951)
Accounts payable, accrued liabilities and other liabilities	(8,158)	(18,340)

Net cash provided by operating activities	147,519	190,224

Cash Flows from Investing Activities
Real estate:
Acquisitions	(553,532)	(418,076)
Tenant improvements and capital expenditures	(50,469)	(64,740)
Tenant leasing costs	(22,890)	(22,564)
Dispositions	236,611	533,506
Payment of minority interest	(217)	(5,152)
Contribution from minority interest	—	371
Escrows and restricted cash	(20,527)	16,243
Unconsolidated real estate joint ventures:
Investments	(4,441)	(47,509)
Distributions	10,159	224,844

Net cash (used in) provided by investing activities	(405,306)	216,923

Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	—	362,000
Principal repayments	(81,103)	(856,280)
Repaid on dispositions	(81,680)	(238,343)
Draws on credit line	323,000	749,000
Paydowns on credit line	(77,000)	(384,000)
Financing expenditures	—	(6,906)
Escrows and restricted cash	28,704	—
Settlement of forward contracts	—	(3,767)
Issuance of common stock	63,974	11,187
Dividends	(97,043)	(93,809)

Net cash provided by (used in) financing activities	78,852	(460,918)

Net Decrease in Cash and Cash Equivalents	(178,935)	(53,771)
Cash and Cash Equivalents, beginning of period	194,265	129,299

Cash and Cash Equivalents, end of period	$15,330	$75,528

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited) (Continued)

	For the nine months ended
	September 30,
		2004
		(As Restated,
$ in thousands	2005	See Note 11)

Supplemental Cash Flow Disclosures:

Cash paid during the period for:

Interest (inclusive of interest capitalized)	$106,803	$112,739

Taxes	$16,628	$7,705

Interest Capitalized	$575	$—

Write-off of accounts receivable	$3,657	$5,589

Write-off of retired assets	$26,158	$30,379

Non-cash investing and financing activities:

Dividends payable on common stock, special voting stock and Class F convertible stock	$32,731	$33,175

Mortgage debt and other loans assumed by purchasers upon property dispositions	$—	$41,106

Forgiveness of debt upon property disposition	$—	$1,237

Changes in accounts due to non-cash contribution into an unconsolidated real estate joint venture:

Investment in unconsolidated real estate joint ventures	$—	$48,000

Real estate	$—	$(48,000)

Changes in accounts due to basis differential adjustment in connection with non-cash contribution to an unconsolidated real estate joint venture:

Investment in unconsolidated real estate joint venture	$—	$5,148

Deferred rent receivables, net	$—	$(1,768)

Deferred charges, net	$—	$(1,195)

Prepaid expenses and other assets	$—	$(2,185)

In conjunction with property acquisitions, the following assets and liabilities were assumed:
Purchase of real estate	$554,276	$420,693
Prepaid expenses and other assets, net	22	—
Accrued operating expenses and property taxes	(460)	(1,200)
Other accrued liabilities	(306)	(1,417)

	$553,532	$418,076

See accompanying notes to the financial statements.

Notes to the Financial Statements
$ in thousands, except per share amounts
1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Trizec Properties, Inc. (“Trizec Properties” or the “Corporation,” formerly known as TrizecHahn (USA) Corporation) is a corporation organized under the laws of the State of Delaware and is approximately 38% indirectly owned by Trizec Canada Inc. Effective January 1, 2001, Trizec Properties elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Prior to May 8, 2002, Trizec Properties was a substantially owned subsidiary of TrizecHahn Corporation (“TrizecHahn”), an indirect wholly–owned subsidiary of Trizec Canada Inc. A plan of arrangement (the “Reorganization”) was approved by the TrizecHahn shareholders on April 23, 2002. On May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties commenced trading on the New York Stock Exchange.
On December 22, 2004, Trizec Properties completed a reorganization of its operating structure by converting to an umbrella partnership real estate investment trust, or UPREIT, structure (the “UPREIT Conversion”). In connection with the UPREIT Conversion, the Corporation formed a new operating entity, Trizec Holdings Operating LLC, a Delaware limited liability company (the “Operating Company”), and entered into a contribution agreement and an assignment and assumption agreement with the Operating Company pursuant to which the Corporation contributed substantially all of its assets to the Operating Company in exchange for (a) a combination of common units, special voting units and Series F convertible units of limited liability company interest in the Operating Company and (b) the assumption by the Operating Company of substantially all of the Corporation’s liabilities. The Corporation now conducts and intends to continue to conduct its business, and owns and intends to continue to own substantially all of its assets, through the Operating Company. As the sole managing member of the Operating Company, the Corporation generally has the exclusive power under the limited liability company agreement to manage and conduct the business of the Operating Company, subject to certain limited approval and voting rights of other members that may be admitted in the future. Currently, the Operating Company is wholly-owned by the Corporation.
Trizec Properties is a self-managed, publicly traded REIT, headquartered in Chicago, Illinois. At September 30, 2005, the Corporation had ownership interests in a portfolio of 52 office properties concentrated in the metropolitan areas of seven major U.S. cities, comprising approximately 37.3 million square feet of total area. Of the 52 office properties, 45 office properties comprising approximately 30.3 million square feet are consolidated and seven office properties comprising approximately 7.0 million square feet are unconsolidated real estate joint venture properties. Based on owned area, the Corporation’s 52 office properties comprise approximately 33.8 million square feet. At September 30, 2005, the occupancy of the Corporation’s 52 office properties was approximately 87.9% based on total area. Occupancy of the Corporation’s 45 consolidated office properties was approximately 88.2% and occupancy of the Corporation’s seven unconsolidated real estate joint venture properties was approximately 86.9%. Based on owned area, the Corporation’s 52 office properties were approximately 88.0% occupied. Owned area reflects the Corporation’s consolidated office properties and its pro rata share of its unconsolidated real estate joint venture properties based on its economic ownership interest in those unconsolidated real estate joint ventures.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 include the accounts and operating results of the Corporation and its subsidiaries. All significant intercompany transactions have been eliminated.
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
Stock Based Compensation
Effective July 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (“SFAS No. 148”). The Corporation is applying the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee stock options granted after December 31, 2002. For employee stock option grants accounted for under SFAS No. 123, compensation cost is measured as the fair value of the stock option at the date of grant. This compensation cost is expensed over the vesting period. For employee stock options issued prior to January 1, 2003, the Corporation will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. For employee stock option grants accounted for under APB No. 25, compensation cost is measured as the excess, if any, of the fair value of the Corporation’s common stock at the date of grant over the exercise price of the options granted. This compensation cost, if any, is expensed over the vesting period. Except as detailed in Note 19 of the Corporation’s 2004 Annual Report on Form 10-K with respect to employee stock options that were granted in connection with the Reorganization, the Corporation’s policy is to grant options with an exercise price equal to the fair value of the Corporation’s common stock at the date of the grant. Stock option grant expense of $20 and $889 was recognized for the three months ended September 30, 2005 and 2004, respectively. Stock option grant expense of $67 and $1,213 was recognized for the nine months ended September 30, 2005 and 2004, respectively.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) available to common stockholders, as reported	$31,317	$48,150	$101,795	$(6,709)
Add back:
Stock option grant expense, as reported	20	889	67	1,213
Deduct:
Stock option grant expense, pro forma	(20)	(1,050)	(67)	(1,560)

Net income (loss) available to common stockholders, pro forma	$31,317	$47,989	$101,795	$(7,056)

Net income (loss) available to common stockholders per weighted average common share outstanding:
Basic, as reported	$0.20	$0.32	$0.66	$(0.04)

Basic, pro forma	$0.20	$0.32	$0.66	$(0.05)

Diluted, as reported	$0.20	$0.31	$0.65	$(0.04)

Diluted, pro forma	$0.20	$0.31	$0.65	$(0.05)

Recent Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon future events that may or may not be within an entity’s control. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. In addition, the fair value of the liability should be recognized when incurred. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years

Notes to the Financial Statements
$ in thousands, except per share amounts
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, Continued
Recent Accounting Pronouncements, Continued
ending after December 15, 2005. The Corporation is reviewing the provisions of FIN 47 and assessing the impact, if any, it will have on the Corporation upon adoption.
In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The EITF has concluded that the general partner, or the general partners as a group, controls a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” The Corporation will adopt EITF 04-5 as of December 31, 2005. The Corporation is currently assessing all of its investments in unconsolidated real estate joint ventures to determine the impact, if any, the adoption of EITF 04-5 will have on its results of operations, financial position or liquidity.
In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-6 does not impact the Corporation’s results of operations, financial position or liquidity.
Reclassifications
Certain reclassifications have been made to the consolidated balance sheet and consolidated statements of operations and cash flows. These reclassifications have not changed the Corporation’s financial position as of December 31, 2004 or consolidated results of operations or cash flows for the three and nine months ended September 30, 2004.
3. REAL ESTATE
The Corporation’s investment in real estate is comprised of:

	September 30,	December 31,
	2005	2004
Properties:
Held for the long term, net	$3,808,570	$3,621,634
Held for disposition, net	186,749	94,515

	$3,995,319	$3,716,149

Notes to the Financial Statements
$ in thousands, except per share amounts
3. REAL ESTATE, Continued
     Properties — Held for the Long Term

	September 30,	December 31,
	2005	2004
Rental properties:
Land	$563,558	$510,662
Buildings and improvements	3,531,862	3,399,132
Tenant improvements	298,168	278,794
Furniture, fixtures and equipment	13,365	9,469

	4,406,953	4,198,057
Less: accumulated depreciation	(622,813)	(600,853)

	3,784,140	3,597,204
Properties held for development	24,430	24,430

Properties held for the long term, net	$3,808,570	$3,621,634

Properties — Held for Disposition

	September 30,	December 31,
	2005	2004
Rental properties:
Land	$17,228	$9,229
Buildings and improvements	199,786	94,863
Tenant improvements	9,899	8,580

	226,913	112,672
Less: accumulated depreciation	(40,164)	(18,157)

Properties held for disposition, net	$186,749	$94,515

(i)	At December 31, 2003, 151 Front Street in Toronto, Ontario was held for disposition subject to the transition rules of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and, accordingly, the Corporation accounted for this property pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). On January 15, 2004, the Corporation sold 151 Front Street. Therefore, no properties were held for disposition in accordance with SFAS No. 121 at September 30, 2005 and 2004.

In accordance with SFAS No. 121, the results of operations of 151 Front Street are included, for all periods presented, in the continuing revenues and expenses of the Corporation. The following summarizes the combined condensed results of operations for 151 Front Street through January 15, 2004.

	For the nine months ended
	September 30,
	2005	2004
Total revenues	$—	$484
Operating expenses	—	(419)
Property taxes	—	(75)
Interest expense	—	(100)

Loss before gain on disposition of real estate, net	$—	$(110)

Notes to the Financial Statements
$ in thousands, except per share amounts
3. REAL ESTATE, Continued
     Properties Held for Disposition, Continued
(ii)	The table below summarizes the Corporation’s properties designated as held for disposition pursuant to SFAS No. 144.

		Date
		Designated as Held
Property	Location	for Disposition	Provision Taken	Date Disposed
Hollywood & Highland Retail	Los Angeles, CA	Feb-04	$142,431	Feb-04
Hollywood & Highland Hotel	Los Angeles, CA	Feb-04	—	Feb-04
1441 Main Street	Columbia, SC	Jun-04	—	Jun-04
St. Louis Place	St. Louis, MO	Jun-04	—	Jun-04
Borden Building	Columbus, OH	Jun-04	22,095	Jul-04
Park Central I	Dallas, TX	Jun-04	2,703	Aug-04
1333 Main Street	Columbia, SC	Jun-04	7,023	Aug-04
3700 Bay Area Blvd.	Houston, TX	Jun-04	—	Sep-04
Lakeside Centre and New Market Business Park	Atlanta, GA	Jun-04	10,261	Dec-04
Bank of America-Columbia	Columbia, SC	Jun-04	3,525	Dec-04
Williams Center I & II	Tulsa, OK	Jun-04	23,051	N/A
Capital Center II & III	Sacramento, CA	Sep-04	—	Sep-04
Silver Spring Centre	Silver Spring, MD	Sep-04	—	Nov-04
Gateway Center	Pittsburgh, PA	Sep-04	40,330	Dec-04
110 William Street	New York, NY	Sep-04	—	Dec-04
250 West Pratt Street	Baltimore, MD	Sep-04	—	Dec-04
Shoreline Square	Long Beach, CA	Sep-04	—	Apr-05
Northstar Center	Minneapolis, MN	Jun-05	—	N/A
Metropolitan Square	St. Louis, MO	Jun-05	—	Jul-05
Watergate Office Building	Washington, D.C.	Jun-05	—	Oct-05
Twinbrook Metro Plaza	Rockville, MD	Sep-05	—	Oct-05
Beaumeade Corporate Park	Ashburn, VA	Sep-05	—	Oct-05
In accordance with SFAS No. 144, the results of operations and gains or losses on disposition, if any, for the eighteen properties previously designated as held for disposition and sold prior to September 30, 2005 and five properties previously designated as held for disposition and not sold prior to September 30, 2005 have been reported as discontinued operations for all periods presented.
The following table summarizes the combined condensed results of operations, excluding any gains or losses on disposition, for the three and nine months ended September 30, 2005 and 2004, respectively, of these properties through the earlier of their respective disposition dates or the three and nine months ended September 30, 2005 and 2004, respectively.

Notes to the Financial Statements
$ in thousands, except per share amounts
3. REAL ESTATE, Continued
Properties Held for Disposition, Continued

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Total revenues	$13,506	$44,361	$48,113	$152,670
Operating expenses	(6,305)	(19,200)	(21,376)	(63,422)
Property taxes	(1,125)	(3,746)	81	(13,571)
Depreciation and amortization	(902)	(6,817)	(6,253)	(28,313)
Recovery of provision for loss (provision for loss) on discontinued real estate	—	9,613	—	(108,988)
Interest and other income	13	81	293	3,327
Interest expense	(1,188)	(4,217)	(5,756)	(19,484)
Income and other taxes	1,075	—	1,138	—

Income (loss) from discontinued operations	$5,074	$20,075	$16,240	$(77,781)

Gain on Disposition of Discontinued Real Estate During the Nine Months Ended September 30, 2005 for Properties Designated as Held for Disposition Pursuant to SFAS No. 144

Date Sold	Property	Location	Rentable Sq. Ft.	Net Sales Price	Gain on Sale
April 6	Shoreline Square	Long Beach, CA	383,000	$86,668	$21,423
July 29	Metropolitan Square	St. Louis, MO	1,041,000	149,910	20,507

				$236,578	$41,930

		Tax expense related to sales			(2,501)

					$39,429

     Acquisitions of Real Estate During the Nine Months Ended September 30, 2005

Date Purchased	Property	Location	Rentable Sq. Ft.	Net Purchase Price
April 28	1200 K Street, N.W.	Washington, D.C.	389,000	$194,288
July 20	Figueroa at Wilshire	Los Angeles, CA	1,039,000	359,988

				$554,276

In April 2005, the Corporation acquired 1200 K Street, N.W., located in Washington, D.C., from an unrelated third party for a net purchase price of approximately $194,288. The property was purchased with available cash.
In July 2005, the Corporation acquired Figueroa at Wilshire, located in Los Angeles, California, from an unrelated third party for a net purchase price of approximately $359,988. The Corporation borrowed approximately $302,000 million under the unsecured credit facility to finance the acquisition. The remainder of the purchase price was funded with available cash.
In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), the Corporation allocated the net purchase price of 1200 K Street, N.W. and Figueroa at Wilshire as follows:

Notes to the Financial Statements
$ in thousands, except per share amounts
3. REAL ESTATE, Continued
     Acquisitions of Real Estate During the Nine Months Ended September 30, 2005, Continued

	1200 K Street, N.W.	Figueroa at Wilshire	Total
Land	$48,252	$31,975	$80,227
Building and improvements	119,700	291,446	411,146
Tenant improvements	7,114	10,550	17,664
Leasing commissions	9,748	7,292	17,040
In-place lease value at market	32,857	18,002	50,859
Tenant relationship value	19,108	10,129	29,237
Above market lease value	—	2,173	2,173
Below market lease value	(42,491)	(11,579)	(54,070)

	$194,288	$359,988	$554,276

4. UNCONSOLIDATED REAL ESTATE JOINT VENTURES
The Corporation participates in unconsolidated real estate joint ventures in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.
The following is a summary of the Corporation’s ownership in unconsolidated real estate joint ventures at September 30, 2005 and December 31, 2004:

		Legal Interest(1)
Entity	Property and Location	September 30, 2005	December 31, 2004

Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, L.P.	Bank One Center, Dallas, TX	50%	50%
1114 TrizecHahn-Swig, L.L.C.	The Grace Building, New York, NY	50%	50%
1411 TrizecHahn-Swig, L.L.C.	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig L.L.C./1460 Fee TrizecHahn Swig L.L.C.	1460 Broadway, New York, NY	50%	50%
Trizec Plaza of the Americas, L.P.	Plaza of the Americas, Dallas, TX(2)	50%	50%
Waterview Investor, L.P.	Waterview Development, Arlington, VA(3)	25%	25%

(1)	The amounts shown above approximate the Corporation’s legal ownership interest as of September 30, 2005 and December 31, 2004. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

(2)	On May 18, 2004, the Corporation sold a 50% interest in Plaza of the Americas and formed Trizec Plaza of the Americas, L.P. joint venture.

(3)	On April 30, 2004 the members of the JBG/TrizecHahn Waterview Venture L.L.C. sold the property to a newly formed joint venture, Waterview Investor, L.P., in which the Corporation acquired a 25% interest.
Unconsolidated Real Estate Joint Venture Financial Information
The following represents combined summarized financial information of the Corporation’s unconsolidated real estate joint ventures:

Notes to the Financial Statements
$ in thousands, except per share amounts
4. UNCONSOLIDATED REAL ESTATE JOINT VENTURES, Continued
     Balance Sheet Information

	September 30,	December 31,
	2005	2004
Assets
Real estate, net	$536,133	$521,761
Other assets	235,428	214,453

Total Assets	$771,561	$736,214

Liabilities and Equity
Mortgage debt and other loans	$880,310	$850,908
Other liabilities	51,576	33,646
Partners’ equity	(160,325)	(148,340)

Total Liabilities and Equity	$771,561	$736,214

Corporation’s share of equity	$(94,464)	$(91,486)
Net excess of cost of investments over the net book value of underlying assets	166,362	167,939
Reclassification of distributions in excess of investments in unconsolidated real estate joint ventures	44,398	43,188

Carrying Value of Corporation’s Investment In Unconsolidated Real Estate Joint Ventures	$116,296	$119,641

Corporation’s Share of Mortgage Debt	$427,036	$420,160

Income Statement Information

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Total Revenues	$54,014	$54,136	$158,686	$151,613

Expenses
Operating and other	26,369	34,024	75,108	75,564
Depreciation and amortization	6,285	6,248	18,402	16,779

Total Expenses	32,654	40,272	93,510	92,343

Other Income (Expense)
Interest and other income	467	274	1,209	663
Loss on early debt retirement	—	(34)	—	(10,184)
Interest expense	(12,649)	(13,635)	(36,398)	(30,368)

Total Other Expense	(12,182)	(13,395)	(35,189)	(39,889)

Income before Gain on Disposition of Real Estate	9,178	469	29,987	19,381
Gain on disposition of real estate	—	—	—	1,080

Net Income	$9,178	$469	$29,987	$20,461

Corporation’s Share of Net Income	$3,297	$2,979	$11,874	$11,248

During the nine months ended September 30, 2005, the Corporation made contributions to its unconsolidated real estate joint ventures in the aggregate amount of approximately $3,866, capitalized interest on its investment in the Waterview Development in the aggregate amount of approximately $575, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $22,033, which includes an approximately $6,368 distribution received from Waterview Investor, L.P. as a result of securing the construction financing referred to below. During the nine months ended September 30, 2004, the Corporation made contributions and advances to its unconsolidated real estate joint ventures in the aggregate amount of approximately $95,509, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $236,092. The Corporation has received net distributions in excess of its investments in 1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig, L.L.C. (the “Swig Joint Ventures”). At September 30, 2005 and December 31, 2004, such excess net distributions totaled approximately $44,398 and $43,188, respectively, and have been

Notes to the Financial Statements
$ in thousands, except per share amounts
4. UNCONSOLIDATED REAL ESTATE JOINT VENTURES, Continued
recorded in other accrued liabilities as the Corporation is committed to provide financial support to the Swig Joint Ventures in the future.
Waterview Investor, L.P.
In September 2005, three wholly-owned subsidiaries of Waterview Investor, L.P., a joint venture in which the Corporation owns a 25% interest, entered into two loan agreements (“Waterview Development Loan A” and “Waterview Development Loan B”) that provide construction financing for the development of the Waterview project, located in Rosslyn, Virginia. The $218,300 Waterview Development Loan A is being used to finance the construction of the office building, initially bears interest at LIBOR plus a spread of 1.60%, matures in August 2009 and is subject to two one-year extension options. The LIBOR spread can be reduced to 1.35% if certain performance measures are achieved. The $78,000 Waterview Development Loan B is being used to finance the construction of the combined hotel and residential building, bears interest at LIBOR plus a spread of 2.00%, matures in August 2009 and is subject to two one-year extension options. Concurrently, these entities entered into two interest rate swap agreements to lock in a fixed interest rate. The swap agreement on Waterview Development Loan A, in an accreting notional amount from approximately $49,976 to approximately $132,357, is effective October 3, 2005, bears a fixed interest rate of 4.28% and matures on October 1, 2007. The swap agreement on Waterview Development Loan B, in a roller coaster notional amount from approximately $315 to approximately $54,534, is effective September 1, 2006, bears a fixed interest rate of 4.36% and matures on February 1, 2008. For the three months ended September 30, 2005, the Corporation recorded, through other comprehensive income, an unrealized derivative gain of approximately $89, related to these swap agreements.
The Corporation and two of its subsidiaries, Trizec Holdings, LLC and Trizec Holdings Operating LLC (collectively, the “Trizec Guarantors”), and JBG Investment Fund III LP (“JBG Fund”) have agreed to guarantee the substantial completion of the development of the office building component of the project as well as performance under the swap agreement for Waterview Development Loan A. JBG Fund is guaranteeing substantial completion of the combined hotel and residential building as well as performance under the swap agreement for Waterview Development Loan B. The Waterview Investor, L.P. agreement has been amended to provide for additional mandatory capital contributions on a pro rata basis in the event either the Trizec Guarantors or JBG Fund are required to fund any excess obligations under the applicable guarantees of Waterview Development Loans A and B and the swap agreements mentioned above.
1460 Leasehold TrizecHahn Swig L.L.C./1460 Fee TrizecHahn Swig L.L.C.
In October 2005, 1460 Leasehold TrizecHahn Swig L.L.C./1460 Fee TrizecHahn Swig L.L.C. (“1460 Swig”), a joint venture through which the Corporation owns a 50% interest in 1460 Broadway, located in New York, New York, refinanced the mortgage loan collateralized by such property. 1460 Swig refinanced a $25,000 mortgage loan, which bore interest at a variable rate of LIBOR plus 1.5% and was scheduled to mature in May 2006, with a $25,000 mortgage loan bearing interest at a fixed rate of 5.11% and scheduled to mature in November 2012.
5. CONSOLIDATED REAL ESTATE JOINT VENTURES
Although the financial condition and results of operations of the following real estate joint ventures are consolidated, there are unaffiliated parties that own interests in these real estate joint ventures. The Corporation consolidates these real estate joint ventures because it owns at least 50% of the respective ownership entities and controls major decisions. The following is a summary of the Corporation’s ownership in consolidated real estate joint ventures at September 30, 2005 and December 31, 2004:

Notes to the Financial Statements
$ in thousands, except per share amounts
5. CONSOLIDATED REAL ESTATE JOINT VENTURES, Continued

		Legal Interest(1)
		September 30,	December 31,
Entity	Property and Location	2005	2004

TrizecHahn 1065 Avenue of the	1065 Avenue of the Americas,
Americas L.L.C.	New York, NY	99%	99%
Trizec 2001 M Street Holdings L.L.C.	2001 M Street, Washington, D.C.	98%	98%
TrizecHahn Mid-Atlantic I Limited Partnership	Various	98%	98%

(1)The amounts shown above approximate the Corporation’s legal ownership interest as of September 30, 2005 and December 31, 2004. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

TrizecHahn Mid-Atlantic I Limited Partnership

The Corporation owned 100% of the general partner units and approximately 98% of the limited partnership units (“Units”) of TrizecHahn Mid-Atlantic I Limited Partnership at September 30, 2005 and December 31, 2004. The remaining Units are held by unrelated limited partners who have a right to redeem their Units before 2012, at a redemption value equal to the fair market value of an equivalent number of shares of common stock of Trizec Properties. Upon redemption of the Units, TrizecHahn Mid-Atlantic I Limited Partnership is required to pay cash to the holder in an amount equal to the redemption value, or the Corporation has the option to assume directly and satisfy the redemption obligation of TrizecHahn Mid-Atlantic I Limited Partnership by paying the redemption value either in cash or by issuing a number of shares of its common stock equal to the redemption value. The redemption value of the outstanding Units was approximately $5,537 and $4,543 at September 30, 2005 and December 31, 2004, respectively. The change in redemption value is recorded as an allocation to minority interest in the consolidated statements of operations.
6. MORTGAGE DEBT, OTHER LOANS AND CREDIT FACILITY

	Total Debt
	September 30, 2005		December 31, 2004
	Weighted		Weighted
	Average	Principal	Average	Principal
	Interest Rates	Balance	Interest Rates	Balance

Collateralized property loans:
At fixed rates	6.27%	$1,890,263	6.31%	$2,024,055
Other loans:
At fixed rates	6.57%	16,236	6.43%	45,227

Total collateralized property loans	6.27%	$1,906,499	6.32%	$2,069,282

Unsecured credit facility:
At fixed rates	6.97%	$60,244	7.12%	$41,229
At variable rates	5.13%	335,756	3.87%	108,771

Total unsecured credit facility	5.41%	$396,000	4.76%	$150,000

	6.12%	$2,302,499	6.21%	$2,219,282

Certain of the Corporation’s loans are cross-collateralized with, or subject to cross-default or cross-acceleration provisions in, other loans.
Collateralized Property Loans
Property loans are collateralized by deeds of trust or mortgages on properties and mature at various dates between January 2006 and December 2014.
At September 30, 2005 and December 31, 2004, the Corporation had outstanding interest rate swap contracts in the notional amount of $150,000, bearing a weighted average interest rate of 5.60% and maturing on March 15, 2008. For the three and nine months ended September 30, 2005, the Corporation

Notes to the Financial Statements
$ in thousands, except per share amounts
6. MORTGAGE DEBT, OTHER LOANS AND CREDIT FACILITY, Continued
Collateralized Property Loans, Continued
recorded, through other comprehensive income, unrealized derivative gains of approximately $2,629 and $5,200, respectively, related to interest rate swap contracts. For the three and nine months ended September 30, 2004, the Corporation recorded, through earnings, derivative losses of approximately $1,182 and $2,680, respectively, representing the total ineffectiveness of the Corporation’s interest rate swap contracts. At September 30, 2005 and December 31, 2004, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $4,039 and $9,239 at September 30, 2005 and December 31, 2004, respectively.
In September 2005, the Corporation entered into a forward rate swap contract, in the notional amount of $250,000, at a swap rate of 4.53%, to lock in a maximum interest rate on an anticipated refinancing of the mortgage loan on One New York Plaza, located in New York, New York. The Corporation expects to complete such refinancing, and therefore settle the forward rate swap contract, in the first half of 2006. The forward rate swap contract was entered into at current market rates and, therefore, had no initial cost. The benefit to unwind this interest rate swap contract is approximately $5,448 at September 30, 2005 and is recorded through other comprehensive income. Upon settlement of the swap contract, the Corporation may be obligated to pay the counterparty a settlement payment, or alternatively, we may be entitled to receive settlement proceeds from the counterparty. Any monies paid or received will be recorded in other comprehensive income and amortized to interest expense over the term of the refinanced mortgage loan.
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
In July 2005, in conjunction with the sale of Metropolitan Square, located in St. Louis, Missouri, the Corporation repaid and retired the mortgage loan collateralized by such property. The mortgage loan had a principal balance of approximately $81,680, bore interest at a fixed rate of 7.05% and was scheduled to mature in January 2008. In conjunction with the repayment and retirement of the mortgage loan, the Corporation recorded a loss on early debt retirement of approximately $5,207, comprised of a yield maintenance fee.
In September 2005, the Corporation repaid approximately $19,015 of its variable interest rate commercial mortgage pass-through certificates primarily by drawing on its unsecured credit facility. The variable interest rate commercial mortgage pass-through certificates bore interest at a variable rate of LIBOR plus various spreads between 0.3785% and 0.5285% and were scheduled to mature in March 2008. In conjunction with the repayment of the variable interest rate commercial mortgage pass-through certificates, the Corporation recorded a loss on early debt retirement of approximately $82, comprised of the write-off of unamortized deferred financing costs.
In September 2005, the Corporation repaid and retired the mortgage loan collateralized by the Watergate Office Building, located in Washington, D.C. The mortgage loan had a principal balance of approximately $16,472, bore interest at a fixed rate of 8.02% and was scheduled to mature in February 2007. In

Notes to the Financial Statements
$ in thousands, except per share amounts
6. MORTGAGE DEBT, OTHER LOANS AND CREDIT FACILITY, Continued
Early Debt Retirement, Continued
conjunction with the repayment and retirement of the mortgage loan, the Corporation recorded a loss on early debt retirement of approximately $617, comprised of a yield maintenance fee.
Unsecured Credit Facility
The Corporation’s unsecured credit facility consists of a $600,000 revolving component and a $150,000 term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% or at Base Rate (as defined in the credit facility) plus a spread of up to 0.75%, based on the Corporation’s total leverage, matures in June 2007 and is subject to a one-year extension (the “2004 Unsecured Credit Facility”). The financial covenants, as defined in the 2004 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; a requirement that the interest coverage ratio be greater than 2.0 times; a requirement that the fixed charge coverage ratio be greater than 1.5 times; and a requirement that the net worth be in excess of $1.5 billion. The Corporation’s financial covenants also include a restriction on dividends or distributions of more than 90% of its funds from operations (as defined in the 2004 Unsecured Credit Facility agreement). If the Corporation is in default in respect of its obligations under the 2004 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain the Corporation’s REIT status. At September 30, 2005, the Corporation was in compliance with these financial covenants.
At September 30, 2005, the amount eligible to be borrowed under the Corporation’s 2004 Unsecured Credit Facility was approximately $612,463, of which $396,000 was drawn and outstanding. At December 31, 2004, the amount eligible to be borrowed under the Corporation’s 2004 Unsecured Credit Facility was approximately $484,928, of which $150,000 was drawn and outstanding. Certain conditions of the 2004 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time.
7. STOCKHOLDERS’ EQUITY
Dividends
On March 10, 2005, the Corporation declared a quarterly dividend of $0.20 per share of its common stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. On June 14, 2005, the Corporation declared a quarterly dividend of $0.20 per share of its common stock, payable on July 15, 2005, to the holders of record at the close of business on June 30, 2005. On September 13, 2005, the Corporation declared a quarterly dividend of $0.20 per share of its common stock, payable on October 17, 2005, to the holders of record at the close of business on September 30, 2005. The aggregate amount of dividends paid on April 15, 2005, July 15, 2005 and October 17, 2005 totaled approximately $31,029, $31,225 and $31,419, respectively.
On March 10, 2005, the Corporation declared an aggregate annual dividend of approximately $5 for the Class F convertible stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. The Corporation accrued an additional $1 dividend for the Class F convertible stock on each of March 31, 2005, June 30, 2005 and September 30, 2005.
On March 10, 2005, the Corporation declared an aggregate quarterly dividend of approximately $1,208 for the special voting stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. On June 14, 2005, the Corporation declared an aggregate quarterly dividend of approximately $1,174 for the special voting stock, payable on July 15, 2005, to the holders of record at the close of business on June 30, 2005. On September 13, 2005, the Corporation declared an aggregate quarterly dividend of approximately $1,311 for the special voting stock, payable on October 17, 2005, to the holders of record at the close of business on September 30, 2005.

Notes to the Financial Statements
$ in thousands, except per share amounts
7. STOCKHOLDERS’ EQUITY, Continued
Restricted Stock Rights
During the nine months ended September 30, 2005, the Corporation awarded 389,532 restricted stock rights and 103,583 performance based restricted stock rights to certain employees. These restricted stock rights and performance based restricted stock rights had fair values of approximately $7,486 and $1,993, respectively, on the date of grant. The restricted stock rights vest ratably over periods of one to five years, except for 4,492 restricted stock rights which vested immediately. The performance based restricted stock rights vest ratably over a period of five years provided that specific performance objectives are achieved. The fair value of the restricted stock rights will be charged to earnings as compensation expense over the vesting period, except for the fair value of the 4,492 restricted stock rights that vested immediately which was charged to earnings as compensation expense immediately.
During the nine months ended September 30, 2005, the Corporation awarded 12,276 restricted stock rights to certain directors of the Corporation. These restricted stock rights had a fair value of approximately $216 on the date of grant. The restricted stock rights vested immediately and the fair value of the restricted stock rights was charged to earnings as compensation expense immediately.
Employee Stock Purchase Plan
During the nine months ended September 30, 2005, 87,546 shares were issued to employees under the Corporation’s Employee Stock Purchase Plan.
Stock Options
During the nine months ended September 30, 2005, certain employees of the Corporation exercised 2,890,969 non-qualified employee stock options. Proceeds to the Corporation from the exercise of such non-qualified employee stock options were approximately $46,485.
Warrants
During the nine months ended September 30, 2005, certain employees and former employees of the Corporation exercised 1,057,500 warrants. Proceeds to the Corporation from the exercise of such warrants were approximately $15,942.
Treasury Stock
During the nine months ended September 30, 2005, common shares held in treasury increased by approximately $322 with approximately $88 of this increase due to the surrendering of 4,331 common shares as payment of statutory withholdings for the vesting of restricted common stock and approximately $234 of this increase due to the forfeiture of 21,400 shares of restricted common stock.
8. EARNINGS PER SHARE
For the three months ended September 30, 2005, basic and dilutive weighted average shares outstanding were 155,519,138 and 158,826,905, respectively. The difference between the basic weighted average shares outstanding and the dilutive weighted average shares outstanding was due to the dilutive effect of stock options, warrants, restricted stock, restricted stock rights and potential shares to be issued under the Corporation’s Long-Term Outperformance Compensation Program (the “OPP”). The dilutive shares were calculated based on $22.07 per share, which represents the average daily trading price for the three months ended September 30, 2005.
For the nine months ended September 30, 2005, basic and dilutive weighted average shares outstanding were 154,390,881 and 157,545,850, respectively. The difference between the basic weighted average shares outstanding and the dilutive weighted average shares outstanding was due to the dilutive effect of stock options, warrants, restricted stock, restricted stock rights and potential shares to be issued under the OPP. Not included in the computation of diluted net income available to common stockholders per share,

Notes to the Financial Statements
$ in thousands, except per share amounts
8. EARNINGS PER SHARE, Continued
as they would have had an anti-dilutive effect, were 817,500 stock options, 7,500 warrants and 191 restricted stock rights. The dilutive shares were calculated based on $20.06 per share, which represents the average daily trading price for the nine months ended September 30, 2005.
For the three months ended September 30, 2004, basic and dilutive weighted average shares outstanding were 151,762,294 and 153,351,683, respectively. The difference between the basic weighted average shares outstanding and the dilutive weighted average shares outstanding was due to the dilutive effect of stock options, warrants, restricted stock and restricted stock rights. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect were 2,497,958 stock options, 473,500 warrants and 521,650 restricted stock rights. The dilutive shares were calculated based on $16.52 per share, which represents the average daily trading price for the three months ended September 30, 2004.
For the nine months ended September 30, 2004, basic and dilutive weighted average shares outstanding were 151,499,708 and 152,983,497, respectively. The difference between the basic weighted average shares outstanding and the dilutive weighted average shares outstanding was due to the dilutive effect of stock options, warrants, restricted stock and restricted stock rights. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect were 3,371,598 stock options, 707,000 warrants and 535,706 restricted stock rights. The dilutive shares were calculated based on $16.02 per share, which represents the average daily trading price for the nine months ended September 30, 2004.

Notes to the Financial Statements
$ in thousands, except per share amounts
8. EARNINGS PER SHARE, Continued

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Income from continuing operations	$9,239	$10,987	$49,600	$24,552
(Loss) Gain on disposition of real estate, net	(90)	249	166	2,594
Less: Special voting and Class F convertible stockholders’ dividends	(1,312)	(1,394)	(3,696)	(3,915)

Income from Continuing Operations Available to Common Stockholders	7,837	9,842	46,070	23,231

Discontinued operations	23,480	38,308	55,725	(29,940)

Net Income (Loss) Available to Common Stockholders	$31,317	$48,150	$101,795	$(6,709)

Basic Earnings per Common Share
Income from continuing operations available to common stockholders	$0.05	$0.06	$0.30	$0.15
Discontinued operations	0.15	0.25	0.36	(0.20)

Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding – Basic(1)	$0.20	$0.32	$0.66	$(0.04)

Diluted Earnings per Common Share
Income from continuing operations available to common stockholders	$0.05	$0.06	$0.29	$0.15
Discontinued operations	0.15	0.25	0.35	(0.20)

Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding – Diluted(1)	$0.20	$0.31	$0.65	$(0.04)

Weighted average shares outstanding
Basic	155,519,138	151,762,294	154,390,881	151,499,708

Diluted	158,826,905	153,351,683	157,545,850	152,983,497

(1) May not total the sum of the per share components due to rounding.

Notes to the Financial Statements
$ in thousands, except per share amounts
9. CONTINGENCIES
Litigation
The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims arising from time to time. While the final outcome with respect to claims and litigation pending at September 30, 2005 cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.
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

During 2003, the Corporation received notices to the effect that its insurance coverage against acts of terrorism may not comply with loan covenants under certain debt agreements. The Corporation reviewed its coverage and believes that it complied with these documents and that its insurance coverage adequately protected the lenders’ interests. The Corporation initiated discussions with these lenders to satisfy their concerns and assure that their interests and the Corporation’s interests are adequately protected. As a result of the Corporation’s discussions, the lenders who sent such notices in 2003 accepted the insurance coverage that the Corporation provided, one of whom did so with a formal irrevocable waiver for the 2003 policies. The Corporation did not receive any such notices or waivers in 2004 or in the nine months ended September 30, 2005.

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

Effective December 31, 2004, the Corporation formed Concordia Insurance L.L.C. and Chapman Insurance L.L.C. to underwrite terrorism, general liability and workers compensation insurance programs for its wholly-owned and joint venture properties, respectively. Effective December 31, 2004, Concord underwrites terrorism, general liability and workers compensation insurance programs only for properties with respect to which the Corporation has third party management agreements.

Insofar as the Corporation owns Concord, Concordia and Chapman, it is responsible for their liquidity and capital resources, and the accounts of Concord, Concordia and Chapman are part of the Corporation’s consolidated financial statements. If the Corporation experiences a loss and Concord, Concordia or Chapman is required to pay under its insurance policies, the Corporation would ultimately record the loss to the extent of such required payment.

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

The Corporation has determined that its reportable segments are those that are based on the Corporation’s method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan area for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington, D.C. and secondary markets. The Corporation primarily evaluates operating performance based on internal operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes, and includes properties that have been designated as held for disposition and reported as discontinued operations. Of the properties reported as discontinued operations, five remained unsold at September 30, 2005. Properties included in discontinued operations at September 30, 2005 and September 30, 2004 included: four in Washington, D.C.; two in Atlanta, GA; one in Dallas, TX; one in Houston, TX; one in Los Angeles, CA; one in New York, NY; and eleven in the secondary markets of Columbia, SC; St. Louis, MO; Columbus, OH; Tulsa, OK; Sacramento, CA; Pittsburgh, PA; Baltimore, MD; and Minneapolis, MN. In addition, two retail properties, located in Los Angeles, CA, were included in corporate and other. Internal operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 from the Corporation’s 2004 Annual Report on Form 10-K, Significant Accounting Policies, except that real estate operations conducted through unconsolidated joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level.

Notes to the Financial Statements
$ in thousands, except per share amounts
10.	SEGMENT INFORMATION, Continued

The following presents internal operating income by reportable segment for the three months ended September 30, 2005 and 2004.

For the three months ended September 30, 2005 and 2004

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Property Operations
Total property revenue	$19,745	$22,557	$17,789	$19,081	$22,293	$22,460	$30,488	$31,349	$32,327	$18,846
Total property expense	(7,994)	(8,923)	(8,417)	(8,516)	(12,731)	(11,249)	(16,754)	(15,158)	(14,656)	(8,580)

Internal Operating Income	$11,751	$13,634	$9,372	$10,565	$9,562	$11,211	$13,734	$16,191	$17,671	$10,266

Internal Property Assets	$400,195		$384,485		$499,227		$423,177		$1,043,027

	Office Properties, continued
	New York		Washington, D.C.		Secondary Markets		Corporate & Other		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Property Operations
Total property revenue	$52,920	$57,587	$36,460	$29,927	$15,887	$32,209	$2,245	$3,791	$230,154	$237,807
Total property expense	(26,695)	(27,714)	(13,840)	(11,391)	(8,888)	(18,003)	(765)	784	(110,740)	(108,750)

Internal Operating Income	$26,225	$29,873	$22,620	$18,536	$6,999	$14,206	$1,480	$4,575	$119,414	$129,057

Internal Property Assets	$949,835		$1,060,114		$281,443		$97,894		$5,139,397

Notes to the Financial Statements
$ in thousands, except per share amounts
10.	SEGMENT INFORMATION, Continued

The following presents internal operating income by reportable segment for the nine months ended September 30, 2005 and 2004.

For the nine months ended September 30, 2005 and 2004

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Property Operations
Total property revenue	$58,738	$67,081	$55,548	$55,916	$64,851	$67,048	$87,769	$92,673	$83,060	$47,117
Total property expense	(23,814)	(26,727)	(25,490)	(25,580)	(35,333)	(35,193)	(45,999)	(44,923)	(37,677)	(21,603)

Internal Operating Income	$34,924	$40,354	$30,058	$30,336	$29,518	$31,855	$41,770	$47,750	$45,383	$25,514

Internal Property Assets	$400,195		$384,485		$499,227		$423,177		$1,043,027

	Office Properties, continued
	New York		Washington, D.C.		Secondary Markets		Corporate & Other		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Property Operations
Total property revenue	$153,874	$163,145	$104,354	$87,905	$52,166	$104,400	$7,569	$28,140	$667,929	$713,425
Total property expense	(75,233)	(74,810)	(38,693)	(33,245)	(29,005)	(56,980)	2,237	(8,153)	(309,007)	(327,214)

Internal Operating Income	$78,641	$88,335	$65,661	$54,660	$23,161	$47,420	$9,806	$19,987	$358,922	$386,211

Internal Property Assets	$949,835		$1,060,114		$281,443		$97,894		$5,139,397

Notes to the Financial Statements
$ in thousands, except per share amounts
10.	SEGMENT INFORMATION, Continued

The following is a reconciliation of internal operating income to income from continuing operations.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Internal property revenue	$230,154	$237,807	$667,929	$713,425
Less: Real estate joint venture property revenue	(26,761)	(26,748)	(78,708)	(75,415)
Less: Discontinued operations	(13,506)	(44,361)	(48,113)	(152,670)

Total revenues	189,887	166,698	541,108	485,340

Internal property operating expenses	(110,740)	(108,750)	(309,007)	(327,214)
Less: Real estate joint venture operating expenses	13,214	13,040	37,620	34,170
Less: Discontinued operations	7,430	22,946	21,295	76,993

Total operating expenses and property taxes	(90,096)	(72,764)	(250,092)	(216,051)

General and administrative	(9,119)	(13,966)	(28,134)	(27,296)
Depreciation and amortization	(45,120)	(34,344)	(124,638)	(96,823)
Provision for loss on real estate	—	—	—	(12,749)
Provision for loss on investment	—	—	—	(14,558)
Interest and other income	2,038	952	5,307	3,571
Foreign currency exchange gain	—	—	—	3,340
Loss on early debt retirement	(5,906)	(3,233)	(5,920)	(4,376)
Recovery on insurance claims	74	23	74	715
Interest expense	(36,998)	(34,612)	(103,802)	(101,668)
Derivative loss	—	(1,182)	—	(2,680)
Lawsuit settlements	875	—	1,635	94
Benefit (Provision) for income and other corporate taxes, net	930	431	3,246	(2,601)
Minority interest	(623)	5	(1,058)	(954)
Income from unconsolidated real estate joint ventures	3,297	2,979	11,874	11,248

Income from Continuing Operations	$9,239	$10,987	$49,600	$24,552

The following is a reconciliation of internal property assets to consolidated total assets.

September 30,
2005
Internal property assets	$5,139,397
Less: Pro rata real estate joint venture assets	(520,903)
Add: Investment in unconsolidated real estate joint ventures	116,296

Total Assets	$4,734,790

Notes to the Financial Statements
$ in thousands, except per share amounts
11.	RESTATEMENT

On July 29, 2005, management of the Corporation, in consultation with the Audit Committee of the Board of Directors of the Corporation, concluded that the Corporation’s unaudited quarterly financial statements for the three months ended September 30, 2004 included in the Corporation’s Form 10-Q for the three months September 30, 2004, as previously filed with the SEC on November 5, 2004, should no longer be relied upon due to an error in the classification between cash flows from operating and investing activities in the unaudited consolidated statements of cash flows related to the change in escrows and restricted cash. The Corporation determined that changes in escrows and restricted cash resulting from property acquisition and disposition activities designated to qualify as tax deferred transactions under Section 1031 of the Internal Revenue Code were reflected erroneously in operating activities instead of investing activities in the Corporation’s previously reported unaudited consolidated statement of cash flows for the nine months ended September 30, 2004. This restatement does not affect the previously reported net change in cash and cash equivalents for the nine months ended September 30, 2004, and has no impact on the Corporation’s previously reported unaudited consolidated balance sheet, consolidated statements of operations or the related per share amounts as of, or for the three and nine months ended, September 30, 2004. The following table shows the Corporation’s previously reported and restated cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2004:

	Nine Months Ended September 30, 2004
	As Reported	Adjustment	As Restated
Provided by/(Used in)

Operating Activities:
Escrows and Restricted Cash	$20,395	$(21,700)	$(1,305)
Net Cash Provided by Operating Activities	211,924	(21,700)	190,224
Investing Activities:
Escrows and Restricted Cash	(5,457)	21,700	16,243
Net Cash Provided by Investing Activities	195,223	21,700	216,923
Net Cash Used in Financing Activities	(460,918)	—	(460,918)
Net Decrease in Cash and Cash Equivalents	(53,771)	—	(53,771)
12.	RELATED PARTY TRANSACTIONS

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

Notes to the Financial Statements
$ in thousands, except per share amounts
13.	SUBSEQUENT EVENTS

In October 2005, the Corporation and the lenders under the 2004 Unsecured Credit Facility agreed to amend and restate the 2004 Unsecured Credit Facility (the “2005 Unsecured Credit Facility”). Among other things, the lenders agreed to convert the facility from a $600,000 revolver component and a $150,000 term component to a $750,000 revolver, reduce the interest rate on borrowings and extend the term through October 2008. The 2005 Unsecured Credit Facility bears interest at LIBOR plus a spread of 0.95% to 1.65% based on the Corporation’s total leverage and matures in October 2008. The financial covenants, as defined in the 2005 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 60.0%; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. These financial covenants also restrict dividends or distributions to no more than 90% of the Corporation’s funds from operations (as defined in the 2005 Unsecured Credit Facility agreement). If the Corporation is in default in respect of its obligations under the 2005 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain the Corporation’s REIT status.

In October 2005, the Corporation repaid and retired the mortgage loan collateralized by Sunrise Tech Park, located in Reston, Virginia. At September 30, 2005, the mortgage loan had a principal balance of approximately $22,515, bore interest at a fixed rate of 6.75% and was scheduled to mature in January 2006.

In October 2005, the Corporation sold Watergate Office Building, located in Washington, D.C., which was designated as held for sale pursuant to SFAS No. 144 at September 30, 2005, for a gross sale price of approximately $86,500.

In October 2005, the Corporation sold Twinbrook Metro Plaza, located in Rockville, Maryland, which was designated as held for sale pursuant to SFAS No. 144 at September 30, 2005, for a gross sale price of approximately $52,000. In conjunction with the sale of Twinbrook Metro Plaza, the Corporation repaid and retired the mortgage loan collateralized by such property. At September 30, 2005, the mortgage loan had a principal balance of approximately $16,003, bore interest at a fixed rate of 6.65% and was scheduled to mature in September 2008.

In October 2005, the Corporation sold Beaumeade Corporate Park, located in Ashburn, Virginia, which was designated as held for sale pursuant to SFAS No. 144 at September 30, 2005, for a gross sale price of approximately $53,000.

In November 2005, a joint venture partnership between the Corporation and Principal Real Estate Investors acquired the Victor Building, located at 750 9th Street, N.W., Washington, D.C., for approximately $157,500. The Corporation and Principal Real Estate Investors each have an approximately 50% respective ownership position in the joint venture that acquired the property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In the remainder of this Form 10-Q, the terms “we,” “us,” “our” and “our company” refer to Trizec Properties, Inc. and its consolidated subsidiaries.
     The following discussion should be read in conjunction with the section entitled “Forward-Looking Statements” and the consolidated interim financial statements and the notes thereto that appear elsewhere in this Form 10-Q.
Overview
     We are one of the largest fully integrated and self-managed, publicly traded office real estate investment trusts, or REITs, in the United States. We are engaged in owning and managing office properties in the United States. At September 30, 2005, we had total assets of approximately $4.7 billion and owned interests in 52 U.S. office properties containing approximately 37.3 million square feet of total area. Of our 52 office properties, 45 office properties comprising approximately 30.3 million square feet are consolidated and seven office properties comprising approximately 7.0 million square feet are unconsolidated real estate joint venture properties. Based on owned area, our 52 office properties comprise approximately 33.8 million square feet. Owned area reflects the sum of the total square footage of all of our consolidated office properties and our pro rata share of the square footage of our unconsolidated real estate joint venture properties calculated based on our economic ownership interest in those unconsolidated real estate joint ventures. Our office properties are concentrated in seven core markets in the United States located in the following major metropolitan areas: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York and Washington, D.C.
     We were launched as a publicly traded U.S. office REIT in May 2002, as part of the reorganization of Canadian-based TrizecHahn Corporation. As part of its reorganization, TrizecHahn Corporation formed Trizec Canada Inc., a Canadian company that, as of September 30, 2005, owned, together with its affiliates, approximately 38% of our common stock and all of our outstanding special voting stock and Class F convertible stock.
     On December 22, 2004, we completed a reorganization of our operating structure by converting to an umbrella partnership real estate investment trust, or UPREIT, structure (the “UPREIT Conversion”). In connection with the UPREIT Conversion, we formed a new operating entity, Trizec Holdings Operating LLC, a Delaware limited liability company (the “Operating Company”), and entered into a contribution agreement and an assignment and assumption agreement with the Operating Company pursuant to which we contributed substantially all of our assets to the Operating Company in exchange for (a) a combination of common units, special voting units and Series F convertible units of limited liability company interest in the Operating Company and (b) the assumption by the Operating Company of substantially all of our liabilities. We now conduct and intend to continue to conduct our business, and own and intend to continue to own substantially all of our assets, through the Operating Company. As the sole managing member of the Operating Company, we generally have the exclusive power under the limited liability company agreement to manage and conduct the business of the Operating Company, subject to certain limited approval and voting rights of the other members that may be admitted in the future. Currently, the Operating Company is wholly-owned by us.
     During the nine months ended September 30, 2005, we completed the following key transactions:
•	In January 2005, we announced the appointment of Brian K. Lipson as Executive Vice President and Chief Investment Officer.

•	In February 2005, we announced the completion of a 15-year lease extension with prominent international law firm Fried, Frank, Harris, Shriver & Jacobson, LLP at One New York Plaza, located in New York, New York. Under the lease agreement, which will extend through February 2024, the firm will expand its space from approximately 338,000 square feet to approximately 380,000 square feet.

•	In February 2005, we announced the approval of Morgan Stanley’s 450,000 square foot sublease agreement with existing tenant, Wachovia Securities, at One New York Plaza. The term of the sublease runs through December 2014, which is the remaining term of the Wachovia lease.

•	In April 2005, we sold Shoreline Square, located in Long Beach, California, which was designated as held for sale pursuant to SFAS No. 144 at March 31, 2005, for a gross sale price of approximately $87.4 million.

•	In April 2005, we acquired 1200 K Street, N.W., located in Washington, D.C., for approximately $194.3 million.

•	In April 2005, we announced the commencement of construction at Waterview, a one-million square foot mixed-use development that will include two 300-foot high towers in Rosslyn, Virginia. The 633,000 square foot, 24-story office building has been leased by The Corporate Executive Board for 20 years. Another 29-story tower will feature 136 condominium residences and a 155-room hotel.

•	In July 2005, we acquired Figueroa at Wilshire, a 1,039,000 square-foot office property, located in the Central Business District of Los Angeles, California, for approximately $360.0 million. To finance a substantial portion of the purchase price of this acquisition, we borrowed approximately $302.0 million under our unsecured credit facility.

•	In July 2005, we sold Metropolitan Square, a 1,041,000 square-foot office property located in St. Louis, Missouri, which was designated as held for sale pursuant to SFAS No. 144 at June 30, 2005, for a gross sale price of approximately $165.8 million.
     Subsequent to September 30, 2005, we completed the following key transactions:
•	In October 2005, we and the lenders under the 2004 Unsecured Credit Facility agreed to amend and restate the 2004 Unsecured Credit Facility (the “2005 Unsecured Credit Facility”). Among other things, the lenders agreed to convert the facility from a $600.0 million revolver component and a $150.0 million term component to a $750.0 million revolver, reduce the interest rate on borrowings and extend the term through October 2008.

•	In October 2005, we repaid and retired the mortgage loan collateralized by Sunrise Tech Park, located in Reston, Virginia. At September 30, 2005, the mortgage loan had a principal balance of approximately $22.5 million, bore interest at a fixed rate of 6.75% and was scheduled to mature in January 2006.

•	In October 2005, we sold Watergate Office Building, located in Washington, D.C., which was designated as held for sale pursuant to SFAS No. 144 at September 30, 2005, for a gross sale price of approximately $86.5 million.

•	In October 2005, we sold Twinbrook Metro Plaza, located in Rockville, Maryland, which was designated as held for sale pursuant to SFAS No. 144 at September 30, 2005, for a gross sale price of approximately $52.0 million. In conjunction with the sale of Twinbrook Metro Plaza, we repaid and retired the mortgage loan collateralized by the property. At September 30, 2005, the mortgage loan had a principal balance of approximately $16.0 million, bore interest at a fixed rate of 6.65% and was scheduled to mature in September 2008.

•	In October 2005, we sold Beaumeade Corporate Park, located in Ashburn, Virginia, which was designated as held for sale pursuant to SFAS No. 144 at September 30, 2005, for a gross sale price of approximately $53.0 million.

•	In November 2005, a joint venture partnership between us and Principal Real Estate Investors acquired the Victor Building, located at 750 9th Street, N.W., Washington, D.C., for approximately $157.5 million. We and Principal Real Estate Investors each have an approximately 50% respective ownership position in the joint venture that acquired the property.
Critical Accounting Policies
     Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of real estate assets and investments, investments in unconsolidated joint ventures, derivative instruments, fair value of financial instruments, internal leasing costs, insurance and tax liabilities. During the nine months ended September 30, 2005, there were no changes to these policies.
Executive Summary
     Our overall goal is to increase stockholder value. We can achieve this goal by creating sustained growth in operating cash flow and maximizing the value of our assets. We believe we can accomplish this by intensively leasing and managing our properties to maximize property rental revenue and minimize property operating expenses; vigorously engaging in asset management to enhance the value of our properties; actively managing our portfolio to maximize total value of our properties; improving the efficiency and productivity of our operations; and maintaining a prudent and flexible capital plan.
     The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2005 and 2004.
     Trends in Occupancy
     Although the macroeconomic conditions that negatively affected employment levels over the past few years have improved, demand for office space in our core markets has been relatively stagnant resulting in relatively flat occupancy rates. However, we are optimistic that demand for office space will continue to improve during the remainder of the year and into 2006. The office rental market continues to be extremely competitive. Such competitive environment for attracting tenants continues to apply downward pressure on market rents and upward pressure on tenant incentives. However, although rental rates for new and renewal leasing have remained relatively flat for the nine months ended September 30, 2005, we have experienced modest decreases in rental rates for new and renewal leasing during the third quarter of 2005. Our focus for the remainder of the year will be to renew or release expiring space. The table below reflects occupancy rates by market at September 30, 2005 compared to December 31, 2004 and shows the percentage of square feet that will expire during the remainder of the year for our office portfolio.
OWNED AREA

			Percentage of space
	Occupancy Rates At		expiring during the
	September 30, 2005	December 31, 2004	remainder of 2005
Core Markets
Atlanta	90.2%	89.0%	2.1%
Chicago	89.7%	94.0%	1.4%
Dallas	85.8%	85.2%	3.3%
Houston	84.3%	84.4%	1.6%
Los Angeles	88.8%	88.4%	1.4%
New York	92.6%	96.8%	2.8%
Washington, D.C.	88.7%	95.0%	1.3%

Total Core Markets	88.4%	90.2%	2.0%

Secondary Markets	84.0%	83.9%	1.7%

Total Office Properties	88.0%	89.5%	2.0%

TOTAL AREA

			Percentage of space
	Occupancy Rates At		expiring during the
	September 30, 2005	December 31, 2004	remainder of 2005
Consolidated Properties	88.2%	89.8%	1.7%
Unconsolidated JV Properties	86.9%	86.9%	4.5%

Total Office Properties	87.9%	89.3%	2.2%

     For the nine months ended September 30, 2005, we leased approximately 3.4 million square feet of new and renewal space on a consolidated basis. Occupancy for our consolidated portfolio was approximately 88.2% at September 30, 2005, compared to approximately 89.8% at December 31, 2004. In addition, for the nine months ended September 30, 2005, leases expired at an average gross rent of approximately $23.45 per square foot and were generally being signed at an average gross rent of approximately $22.70 per square foot. For the three months ended September 30, 2005, we leased approximately 0.9 million square feet of new and renewal space on a consolidated basis. In addition, for the three months ended September 30, 2005, leases expired at an average gross rent of approximately $24.11 per square foot and were generally being signed at an average gross rent of approximately $21.29 per square foot.
     For the nine months ended September 30, 2005, we leased approximately 3.8 million square feet of owned area new and renewal space. Occupancy for our portfolio based on owned area was approximately 88.0% at September 30, 2005, compared to approximately 89.5% at December 31, 2004. In addition, for the nine months ended September 30, 2005, based upon our owned area, leases expired at an average gross rent of approximately $24.32 per square foot and were generally being signed at an average gross rent of approximately $23.60 per square foot. For the three months ended September 30, 2005, we leased approximately 1.0 million square feet of owned area new and renewal space. In addition, for the three months ended September 30, 2005, leases expired at an average gross rent of approximately $25.26 per square foot and were generally being signed at an average gross rent of approximately $22.43 per square foot.
     We monitor the financial strength of our key tenants and, therefore, their ability to pay rent and the likelihood that they will continue to pay rent, through a watch list process applied at the local, regional and corporate property management levels. This monitoring process is designed to help us identify significant credit risks. At the end of September 2005, we were closely monitoring tenants with leases representing approximately 1.7% of the leaseable area of our U.S. office portfolio and approximately 1.6% of the annual gross rent of our U.S. office portfolio.
     Acquisition and Disposition Activities
     Our portfolio strategy is to invest in office properties in our core markets, which all represent major metropolitan areas that have historically demonstrated stable job growth. We believe that focusing on office properties in our core markets will allow us to achieve economies of scale across a diverse base of tenants and to enjoy a significant leasing presence in our markets. As part of our long-term strategy, we intend to continue to acquire additional office properties as opportunities arise, capital becomes available and market conditions permit. We also may dispose of currently owned properties based on our view of the direction of the office property market.
     The table that follows is a summary of our acquisition and disposition activity from January 1, 2004 to September 30, 2005 and reflects our total portfolio at September 30, 2005. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint ventures or managed properties.

	Office			Retail
			Pro rata			Pro rata
		Total	Owned		Total	Owned
Properties as of:	Properties	Sq. Ft.	Sq. Ft.	Properties	Sq. Ft.	Sq. Ft.
		(in thousands)			(in thousands)
December 31, 2003	65	42,759	39,828	2	1,245	1,191
Acquisitions	2	1,651	1,646	—	—	—
Dispositions	(15)	(7,091)	(7,091)	(2)	(1,245)	(1,191)
Sale of interest to a joint venture	—	—	(588)	—	—	—
Re-measurements	—	(11)	(11)	—	—	—

December 31, 2004	52	37,308	33,784	—	—	—
Acquisitions	2	1,428	1,428	—	—	—
Dispositions	(2)	(1,424)	(1,424)	—	—	—
Re-measurements	—	18	21	—	—	—

September 30, 2005	52	37,330	33,809	—	—	—

     In the financial information that follows, property revenues include rental revenues, recoveries from tenants, and parking and other income. Property operating expenses include costs that are recoverable from our tenants (including but not limited to real estate taxes, utilities, insurance, repairs and maintenance and cleaning) and other non-recoverable property-related expenses and exclude depreciation and amortization expense.

Results of Operations
     Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004
     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the three months ended
	September 30,		Increase	%
	2005	2004	(Decrease)	Change
	(dollars in thousands)
Total Property Revenues	$189,887	$166,698	$23,189	13.9%

Expenses
Property operating expenses	90,096	72,764	17,332	23.8%
General and administrative	9,119	13,966	(4,847)	34.7%
Depreciation and amortization	45,120	34,344	10,776	31.4%

Total Expenses	144,335	121,074	23,261	19.2%

Operating Income	45,552	45,624	(72)	0.2%

Other Income (Expense)
Interest and other income	2,038	952	1,086	114.1%
Loss on early debt retirement	(5,906)	(3,233)	(2,673)	82.7%
Recovery on insurance claims	74	23	51	221.7%
Interest expense	(36,998)	(34,612)	(2,386)	6.9%
Derivative loss	—	(1,182)	1,182	—
Lawsuit settlement	875	—	875	—

Total Other Expense	(39,917)	(38,052)	(1,865)	4.9%

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and (Loss) Gain on Disposition of Real Estate, Net	5,635	7,572	(1,937)	25.6%
Benefit for income and other corporate taxes, net	930	431	499	115.8%
Minority interest	(623)	5	(628)	12,560.0%
Income from unconsolidated real estate joint ventures	3,297	2,979	318	10.7%

Income from Continuing Operations	9,239	10,987	(1,748)	15.9%
Discontinued Operations
Income from discontinued operations	5,074	20,075	(15,001)	74.7%
Gain on disposition of discontinued real estate, net	18,406	18,233	173	0.9%

Income Before (Loss) Gain on Disposition of Real Estate, Net	32,719	49,295	(16,576)	33.6%
(Loss) Gain on disposition of real estate, net	(90)	249	(339)	136.1%

Net Income	32,629	49,544	(16,915)	34.1%

Special voting and Class F convertible stockholders’ dividends	(1,312)	(1,394)	82	5.9%

Net Income Available to Common Stockholders	$31,317	$48,150	$(16,833)	35.0%

Straight-Line Revenue (excluding discontinued operations)	$3,331	$4,406	$(1,075)	24.4%

Lease Termination Fees (excluding discontinued operations)	$1,954	$3,197	$(1,243)	38.9%

     Property Revenues
     Property revenues increased by approximately $23.2 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. In line with our overall investment strategy, we acquired Bank of America Plaza, located in Los Angeles, California, in the third quarter of 2004; an interest in 2001 M Street, located in Washington, D.C., in the fourth quarter of 2004; 1200 K Street, N.W., located in Washington, D.C., in the second quarter of 2005; and Figueroa at Wilshire, located in Los Angeles, California, in the third quarter of 2005. Such acquisitions resulted in an increase in property revenues of approximately $23.0 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Rental revenue increased by approximately $0.7 million primarily due to increases in average occupancy in the Dallas and Los Angeles markets, as well as an increase in rental rates in the New York market. Tenant recoveries increased by approximately $1.2 million primarily due to an increase in recoverable operating expenses as discussed below. In addition, parking and other income increased by approximately $0.8 million primarily due to an increase in fees associated with services provided to tenants. These increases were partially offset by a decrease of approximately $1.2 million in termination fee income and a decrease of approximately $1.3 million in management fee income for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
     Lease termination fees are an element of ongoing real estate ownership. Included in the property revenue analysis above, for the three months ended September 30, 2005, we recognized approximately $2.0 million of termination fees compared to approximately $3.2 million for the three months ended September 30, 2004.
     Property Operating Expenses
     Property operating expenses increased by approximately $17.3 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Property operating expenses increased by approximately $9.7 million due to the acquisitions of Bank of America Plaza, 1200 K Street, N.W., Figueroa at Wilshire and an interest in 2001 M Street. Property operating expenses increased by approximately $3.6 million primarily due to an increase in utilities expense in the Dallas and Houston markets and a general increase in other recoverable expenses for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Approximately $1.0 million of the increase in property operating expenses is due to an increase in property taxes, primarily in the New York market. In addition, there was an increase in building management expenses resulting in an increase in property operating expenses of approximately $3.0 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
     Excluding the impact of lease termination fees on revenues, our gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to approximately 52.1% for the three months ended September 30, 2005 from approximately 55.5% for the three months ended September 30, 2004, primarily reflecting an increase in property operating expenses.
     General and Administrative
     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.
     General and administrative expense decreased by approximately $4.8 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This decrease is primarily due to a decrease in separation costs and a general decrease in professional fees for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
     Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $10.8 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The acquisitions of Bank of America Plaza, 1200 K Street, N.W., Figueroa at Wilshire and an interest in 2001 M Street resulted in an increase in depreciation and amortization expense of approximately $12.5 million. This increase was partially offset by a decrease of approximately $1.7 million primarily due to accelerated depreciation of tenant improvements resulting from early termination of leases in the three months ended September 30, 2004.
     Interest and Other Income
     Interest and other income increased by approximately $1.1 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to an increase in interest rates for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
     Loss on Early Debt Retirement
     During the three months ended September 30, 2005, we recorded an aggregate loss on early debt retirement of approximately $5.9 million. In conjunction with the sale of Metropolitan Square, located in St. Louis, Missouri, we repaid and retired the mortgage loan collateralized by such property, resulting in a loss on early debt retirement of approximately $5.2 million comprised of a yield maintenance fee. We also repaid and retired the mortgage loan collateralized by the Watergate Office Building, located in Washington, D.C., resulting in a loss on early debt retirement of approximately $0.6 million comprised of a yield maintenance fee. In addition, we recorded a loss on early debt retirement of approximately $0.1 million due to the write-off of unamortized deferred financing costs related to the repayment of approximately $19.0 million of our variable interest rate commercial mortgage pass-through certificates.
     During the three months ended September 30, 2004, we recorded a loss on early debt retirement of approximately $3.2 million due to the write-off of unamortized financing costs of approximately $2.4 million and a prepayment fee of approximately $0.8 million related to the repayment of approximately $444.1 million of our variable interest rate commercial mortgage pass-through certificates.
     Recovery on Insurance Claims
     During the three months ended September 30, 2005, we received approximately $0.1 million in insurance proceeds related to window replacements at 550 W. Washington, located in Chicago, Illinois, that were damaged in 2003.
     Interest Expense
     Interest expense increased by approximately $2.4 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Interest expense increased by approximately $2.4 million due to a higher outstanding balance on our credit facility. In addition, in conjunction with the acquisition of Bank of America Plaza and the acquisition of an interest in 2001 M Street, we entered into mortgage loans totaling, in the aggregate, approximately $286.5 million which resulted in an increase in interest expense of approximately $2.6 million during the three months ended September 30, 2005. These increases were partially offset by a decrease in interest expense of approximately $1.4 million primarily due to the settlement of certain interest rate swap contracts during the fourth quarter of 2004. Capitalized interest on the Waterview mixed-use development resulted in a decrease in interest expense of approximately $0.2 million and the repayment and retirement of certain mortgage loans including approximately $444.1 million of our variable rate commercial mortgage pass-through certificates in the second half of 2004 resulted in a decrease in interest expense of approximately $1.0 million.
     Derivative Loss
     During the three months ended September 30, 2004, we recognized a derivative loss of approximately $1.2 million representing the total ineffectiveness of our interest rate swap contracts. Due to the repayment and retirement of certain amounts of variable rate debt during 2004 and due to the anticipated repayment and retirement of certain variable rate debt in the future, we de-designated interest rate swap contracts in the notional amount of $375.0 million.

     Lawsuit Settlement
     During the three months ended September 30, 2005, we recognized a gain on lawsuit settlement of approximately $0.9 million related to the recovery of damages on development land at Interstate North Parkway, located in Atlanta, Georgia.
     Benefit for Income and Other Corporate Taxes, Net
     Income and other taxes include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Benefit for income and other taxes increased by approximately $0.5 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to a reduction in state taxes as a result of legal entity restructuring and a reduction in certain state and federal liabilities from the completion of various tax returns during the period.
     Minority Interest
     During the three months ended September 30, 2005, an increase in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in a minority interest loss of approximately $0.6 million.
     During the three months ended September 30, 2004, a decrease in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in minority interest income of approximately $0.1 million. This increase was partially offset by minority interest attributable to our consolidated real estate joint ventures.
     Income from Unconsolidated Real Estate Joint Ventures
     Income from unconsolidated real estate joint ventures remained relatively unchanged for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
     Discontinued Operations
     Income from properties classified as discontinued operations decreased by approximately $5.4 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Income from discontinued operations for the three months ended September 30, 2004 includes the net income from all properties classified as held for disposition and not sold prior to July 1, 2004, whereas income from discontinued operations for the three months ended September 30, 2005 includes only the net income from properties classified as held for disposition and not sold prior to July 1, 2005.
     During the three months ended September 30, 2004, we reduced our provision for loss on discontinued real estate by approximately $9.6 million. During the three months ended September 30, 2004, we entered into agreements to sell Lakeside Centre, New Market Business Park and Bank of America – Columbia at sales prices in excess of previous expectations. In accordance with SFAS No. 144, we reduced our provision for loss on discontinued real estate in the aggregate amount of approximately $9.6 million to increase the book values of Lakeside Centre, New Market Business Park and Bank of America – Columbia to their fair values based upon established contract prices, less estimated transaction costs.
     During the three months ended September 30, 2005, we disposed of a non-core office property that resulted in a gain on disposition of discontinued real estate of approximately $20.5 million.
     During the three months ended September 30, 2004, we recognized a gain on disposition of discontinued real estate of approximately $18.2 million, net of the related tax effect, due to the sales of five non-core office properties.

     Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004
     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the nine months ended
	September 30,		Increase	%
	2005	2004	(Decrease)	Change
	(dollars in thousands)
Total Property Revenues	$541,108	$485,340	$55,768	11.5%

Expenses
Property operating expenses	250,092	216,051	34,041	15.8%
General and administrative	28,134	27,296	838	3.1%
Depreciation and amortization	124,638	96,823	27,815	28.7%
Provision for loss on real estate	—	12,749	(12,749)	—
Provision for loss on investment	—	14,558	(14,558)	—

Total Expenses	402,864	367,477	35,387	9.6%

Operating Income	138,244	117,863	20,381	17.3%

Other Income (Expense)
Interest and other income	5,307	3,571	1,736	48.6%
Foreign currency exchange gain	—	3,340	(3,340)	—
Loss on early debt retirement	(5,920)	(4,376)	(1,544)	35.3%
Recovery on insurance claims	74	715	(641)	89.7%
Interest expense	(103,802)	(101,668)	(2,134)	2.1%
Derivative loss	—	(2,680)	2,680	—
Lawsuit settlements	1,635	94	1,541	1,639.4%

Total Other Expense	(102,706)	(101,004)	(1,702)	1.7%

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate, Net	35,538	16,859	18,679	110.8%
Benefit (Provision) for income and other corporate taxes, net	3,246	(2,601)	5,847	224.8%
Minority interest	(1,058)	(954)	(104)	10.9%
Income from unconsolidated real estate joint ventures	11,874	11,248	626	5.6%

Income from Continuing Operations	49,600	24,552	25,048	102.0%
Discontinued Operations
Income (Loss) from discontinued operations	16,240	(77,781)	94,021	120.9%
Gain on disposition of discontinued real estate, net	39,485	47,841	(8,356)	17.5%

Income (Loss) Before Gain on Disposition of Real Estate, Net	105,325	(5,388)	110,713	2,054.8%
Gain on disposition of real estate, net	166	2,594	(2,428)	93.6%

Net Income (Loss)	105,491	(2,794)	108,285	3,875.6%

Special voting and Class F convertible stockholders’ dividends	(3,696)	(3,915)	219	5.6%

Net Income (Loss) Available to Common Stockholders	$101,795	$(6,709)	$108,504	1,617.3%

Straight-Line Revenue (excluding discontinued operations)	$9,645	$14,005	$(4,360)	31.1%

Lease Termination Fees (excluding discontinued operations)	$5,828	$5,131	$697	13.6%

     Property Revenues
     Property revenues increased by approximately $55.8 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In line with our overall investment strategy, we acquired Bank of America Plaza in the third quarter of 2004, an interest in 2001 M Street in the fourth quarter of 2004, 1200 K Street, N.W. in the second quarter of 2005, and Figueroa at Wilshire in the third quarter of 2005. Such acquisitions resulted in an increase in property revenues of approximately $54.6 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Rental revenue increased by approximately $5.1 million primarily due to an increase in average occupancy in the Dallas, Washington, D.C. and Los Angeles markets, as well as an increase in rental rates in the New York market. Tenant recoveries increased by approximately $3.0 million primarily due to an increase in recoverable operating expenses as discussed below. In addition, parking and other income increased by approximately $4.0 million primarily due to an increase in fees associated with services provided to tenants as well as an increase in termination fees. These increases were partially offset by a decrease in property revenues of approximately $0.5 million due to the sale of 151 Front Street, located in Toronto, Ontario, in the first quarter of 2004 and a decrease of approximately $6.3 million due to the sale of a 50% interest in Plaza of the Americas, located in Dallas, Texas, in the second quarter of 2004. In addition, there was a decrease of approximately $4.1 million in management fee income for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This decrease was primarily due to the cessation of our management of the Sears Tower, located in Chicago, Illinois, in the second quarter of 2004.
     Lease termination fees are an element of ongoing real estate ownership. Included in the property revenue analysis above, for the nine months ended September 30, 2005, we recognized approximately $5.8 million of termination fees compared to approximately $5.1 million for the nine months ended September 30, 2004.
     Property Operating Expenses
     Property operating expenses increased by approximately $34.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Property operating expenses increased by approximately $23.4 million due to the acquisitions of Bank of America Plaza, 1200 K Street, N.W., Figueroa at Wilshire and an interest in 2001 M Street. Property operating expenses increased by approximately $9.7 million due to an increase in utilities expense in the Dallas and Houston markets and general increases in repairs and maintenance expense, insurance expense and other recoverable expenses for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In addition, approximately $6.2 million of the increase in property operating expenses was due to an increase in property taxes, primarily in the New York market. These increases were partially offset by a decrease in property operating expenses of approximately $4.8 million due to the sale of a 50% interest in Plaza of the Americas in the second quarter of 2004 and the sale of 151 Front Street in the first quarter of 2004. In addition, a decrease in building management expenses resulted in a decrease in property operating expenses of approximately $0.2 million and a decrease in bad debt expense resulted in a decrease in property operating expenses of approximately $0.3 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
     Excluding the impact of lease termination fees on revenues, our gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to approximately 53.3% for the nine months ended September 30, 2005 from approximately 55.0% for the nine months ended September 30, 2004, primarily reflecting an increase in operating expenses.
     General and Administrative
     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.
     General and administrative expense increased by approximately $0.8 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase is primarily due to an increase in employee compensation and an increase in professional fees, partially offset by a decrease in separation costs for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

     Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $27.8 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The acquisitions of Bank of America Plaza, 1200 K Street, N.W., Figueroa at Wilshire and an interest in 2001 M Street resulted in an increase in depreciation and amortization expense of approximately $27.5 million. Additional tenant improvements incurred for the relocation of our corporate headquarters, as well as the write off of unamortized tenant improvements on our former corporate headquarters, resulted in an increase in depreciation and amortization expense of approximately $1.3 million. In addition, depreciation and amortization expense increased by approximately $0.5 million primarily due to accelerated depreciation of tenant improvements resulting from early termination of leases and additional depreciation related to tenant improvements incurred subsequent to January 1, 2004. These increases in depreciation and amortization expense were partially offset by a decrease in depreciation and amortization expense of approximately $1.5 million due to the disposition of a 50% interest in Plaza of the Americas in the second quarter of 2004.
     Provision for Loss on Real Estate
     During the nine months ended September 30, 2004, we recognized a provision for loss on real estate in the aggregate amount of approximately $12.7 million. In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.7 million, resulting in a net loss on disposition of real estate of approximately $21.0 million. In conjunction with the sale of our 50% interest in Plaza of the Americas, we determined that the fair value of Plaza of the Americas, based on the contract price, was less than our carrying value of such asset. Accordingly, we recognized a provision for loss on real estate of approximately $12.7 million related to our 50% interest in Plaza of the Americas to reduce the carrying value of such property to its fair value.
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
     Interest and Other Income
     Interest and other income increased by approximately $1.7 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to an increase in average cash balances and an increase in interest rates for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
     Foreign Currency Exchange Gain
     During the nine months ended September 30, 2004, we sold 151 Front Street in Toronto, Ontario, recognizing a foreign currency exchange gain of approximately $3.3 million.
     Loss on Early Debt Retirement
     During the nine months ended September 30, 2005, we recorded an aggregate loss on early debt retirement of approximately $5.9 million. In conjunction with the sale of Metropolitan Square, we repaid and retired the mortgage loan collateralized by such property, resulting in a loss on early debt retirement of approximately $5.2 million comprised of a yield maintenance fee. We also repaid and retired the mortgage loan collateralized by the Watergate Office Building, resulting in a loss on early debt retirement of approximately $0.6 million comprised of a yield maintenance fee. In addition, we recorded a loss on early debt retirement of approximately $0.1 million due to the write-off of unamortized deferred financing costs related to the repayment of approximately $19.0 million of our variable interest rate commercial mortgage pass-through certificates.
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
     During the nine months ended September 30, 2004, we recorded an aggregate loss on early debt retirement of approximately $4.4 million. In this period, we recorded a loss on early debt retirement of approximately $1.4 million due to the write-off of unamortized deferred financing costs related to the retirement of our $350.0 million secured revolving credit facility. We recorded a loss on early debt retirement of approximately $3.2 million due to the write-off of unamortized deferred financing costs of approximately $2.4 million and a prepayment fee of approximately $0.8 million related to the repayment of approximately $444.1 million of our variable interest rate commercial mortgage pass-through certificates. In addition, we recorded a loss on early debt retirement of approximately $0.6 million due to the write-off of unamortized deferred financing costs as a result of the repayment of secured mortgages coinciding with the sale of the underlying properties, as well as the write-off of unamortized deferred financing costs due to the refinancing of a $120.0 million mortgage loan. These losses were partially offset by a gain on early debt retirement of approximately $0.9 million related to the sale of the Hollywood and Highland Hotel comprised of the forgiveness of debt of approximately $1.2 million, partially offset by the write-off of unamortized deferred financing costs.
     Recovery on Insurance Claims
     During the nine months ended September 30, 2005, we received approximately $0.1 million in insurance proceeds related to window replacements at 550 W. Washington, located in Chicago, Illinois, that were damaged in 2003.
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
     Interest Expense
     Interest expense increased by approximately $2.1 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Interest expense increased by approximately $5.3 million primarily due to a higher outstanding balance on our credit facility. In addition, in conjunction with the acquisition of Bank of America Plaza and the acquisition of an interest in 2001 M Street, we entered into mortgage loans totaling, in the aggregate, approximately $286.5 million which resulted in an increase in interest expense of approximately $9.8 million during the nine months ended September 30, 2005. These increases were partially offset by a decrease in interest expense of approximately $5.3 million due to the settlement of certain interest rate swap contracts during the fourth quarter of 2004. In addition, capitalized interest on the Waterview mixed-use development resulted in a decrease in interest expense of approximately $0.6 million. Interest expense decreased approximately $7.1 million due to the repayment and retirement of certain mortgage loans including approximately $444.1 million of our variable rate commercial mortgage pass-through certificates in the second half of 2004.

     Derivative Loss
     During the nine months ended September 30, 2004, we recognized a derivative loss of approximately $2.7 million representing total ineffectiveness of our interest rate swap contracts. Due to the repayment and retirement of certain amounts of variable rate debt during 2004 and due to the anticipated repayment and retirement of certain variable rate debt in the future, we de-designated interest rate swap contracts in the notional amount of $375.0 million.
     Lawsuit Settlements
     During the nine months ended September 30, 2005, we recognized a gain on lawsuit settlement of approximately $0.9 million related to the recovery of damages on development land at Interstate North Parkway, located in Atlanta, Georgia.
     Benefit (Provision) for Income and Other Corporate Taxes, Net
     Income and other taxes include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes decreased by approximately $5.8 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to a settlement of previously recorded tax liabilities. We had previously recorded a tax liability related to 1998 tax issues between us, and a wholly-owned subsidiary of Trizec Canada Inc. and the IRS. During the second quarter of 2005, the wholly-owned subsidiary of Trizec Canada Inc. reached a settlement with, and made payment to, the IRS with regard to the 1998 tax matters. As a result, we determined that we have been relieved of any potential tax liability related to this matter and therefore reduced our tax liability by, and recorded a benefit from income taxes of, approximately $2.8 million. The remaining decrease is primarily due to a reduction in state taxes as a result of legal entity restructuring and a reduction in certain state and federal tax liabilities from the completion of various tax returns during the period.
     Minority Interest
     During the nine months ended September 30, 2005, an increase in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in a minority interest loss of approximately $1.0 million. In addition, minority interest attributable to our consolidated joint ventures resulted in a minority interest loss of approximately $0.1 million.
     During the nine months ended September 30, 2004, an increase in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in minority interest loss of approximately $0.2 million and minority interest attributable to our consolidated joint venture resulted in a loss of approximately $0.1 million. In addition, preferred returns to the minority interest partner upon the sale of the Hollywood & Highland Hotel in Los Angeles, California during the first quarter of 2004 resulted in minority interest loss of approximately $0.6 million and the redemption of TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in minority interest loss of approximately $1.0 million. Minority interest loss was offset by minority interest income of approximately $0.9 million resulting from the sale of a 90% ownership in a land parcel during the second quarter of 2004.
     Income from Unconsolidated Real Estate Joint Ventures
     Income from unconsolidated real estate joint ventures increased by approximately $0.6 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Income from unconsolidated real estate joint ventures increased by approximately $4.8 million due to the loss on early debt retirement related to the refinancing of the mortgage loans on the Grace Building and 1411 Broadway, both of which are located in New York, New York, in June 2004. This increase was partially offset by a decrease in net income related to the Grace Building and 1411 Broadway of approximately $3.3 million primarily resulting from an increase in interest expense related to the refinancing of the mortgage loans that encumbered those properties. Income from unconsolidated real estate joint ventures decreased by approximately $0.7 million due to the gain on sale of an interest in the Waterview Development, located in Arlington, Virginia, which was sold in the second quarter of 2004. In addition, there was a decrease in aggregate net income of approximately $0.2 million for our other unconsolidated real estate joint ventures for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
     Discontinued Operations
     Income from properties classified as discontinued operations decreased by approximately $15.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Income from discontinued operations for the nine months ended September 30, 2004 includes the net income from all properties classified as held for disposition and not sold prior to January 1, 2004, whereas income from discontinued operations for the nine months ended September 30, 2005 includes only the net income from properties classified as held for disposition and not sold prior to January 1, 2005. In addition, on September 8, 2004, we and the Los Angeles County Assessor’s Office presented to the Los Angeles County Assessment Appeals Board a written stipulation agreeing to the base year value in 2000, and the 2001, 2002, 2003 and 2004 assessed values of the Hollywood & Highland Complex, located in Los Angeles, California. The stipulation provided for substantial reductions in the assessed value of the Hollywood & Highland Complex for all years. The Los Angeles County Assessment Appeals Board approved the stipulation and adopted the values as set forth in the stipulation, which resulted in a real estate tax refund. During the nine months ended September 30, 2005, we received approximately $4.3 million of the real estate tax refund, resulting in a decrease in property taxes for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
     During the nine months ended September 30, 2004, we recognized a provision for loss on disposition of discontinued real estate of approximately $109.0 million relating to eight properties that were designated as held for disposition on June 30, 2004 to reduce the carrying value of such properties to fair value. Fair value of the eight properties was determined by contract prices, less transaction costs and/or internal valuation.
     During the nine months ended September 30, 2005, we disposed of two non-core office properties that resulted in a gain on disposition of discontinued real estate of approximately $41.9 million.
     During the nine months ended September 30, 2004, we disposed of seven non-core office properties that resulted in a gain on disposition of discontinued real estate of approximately $15.4 million. In addition, during the nine months ended September 30, 2004, we recognized a gain on disposition of discontinued real estate of approximately $32.4 million, net of related tax effect, due to the sale of the Hollywood & Highland Complex.
     Gain on Disposition of Real Estate, Net
     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.7 million, resulting in a net loss on disposition of real estate of approximately $21.0 million. This loss is offset by a gain on disposition of real estate, net of the related tax effect, of approximately $15.2 million due to the sale of 151 Front Street in Toronto, Ontario which was subject to the transition rules of SFAS No. 144. In addition, during the nine months ended September 30, 2004, we disposed of two land parcels that resulted in a gain on disposition of real estate of approximately $8.4 million.
Liquidity and Capital Resources
     Our objective is to ensure, in advance, that there are ample resources to fund ongoing operating expenses, capital expenditures, debt service requirements and the distributions required to maintain our REIT status.
     We expect to meet our liquidity requirements over the next twelve months, and beyond, for normal recurring expenditures, non-recurring capital expenditures, potential future acquisitions and developments, major renovations, expansions, scheduled debt maturities, ground lease payments, operational tax obligations, settlement of pre-REIT tax issues and dividend distributions (including special dividend distributions on our special voting stock) through cash flows from operations, asset sales, entering into joint venture arrangements or partnerships with equity providers, current cash and credit availability, refinancing of existing mortgage debt, incurrence of secured debt, proceeds from the possible sale of our capital stock or a combination of these sources. While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. In addition, Trizec Canada Inc. may engage in internal transactions, such as transferring some or all of our common stock and special voting stock that it owns to another affiliate, or the withholding rate on dividends paid to Trizec Canada Inc. may increase. In either such case, the special dividend payments that we make to Trizec Canada Inc. will increase.
     Even if there are no material changes to our anticipated uses of cash, our sources of cash may be less than anticipated or needed. Our net cash flow from operations, the single largest source of cash for us, is dependent upon the occupancy levels of our properties, net effective rental rates on current and future leases, collectibility of rent from our tenants, the level of operating and other expenses, as well as other factors. Material changes in these factors may adversely affect our net cash flow from operations.
     We have a $750.0 million unsecured credit facility, which matures in June 2007. The amount available for us to borrow under the unsecured credit facility at any time is determined by certain properties that we, or our subsidiaries that may from time to time guarantee the unsecured credit facility, own that satisfy certain conditions of eligibility. These conditions are common for unsecured credit facilities of this nature. The amount available for us to borrow under the unsecured credit facility for the remainder of its term will likely fluctuate. The capacity under the unsecured credit facility may decrease if we sell or place permanent financing on assets currently supporting the unsecured credit facility. In addition, the capacity under the unsecured credit facility may decrease if assets no longer meet certain eligibility requirements. Likewise, the capacity under the unsecured credit facility may increase if certain assets otherwise meet the eligibility requirements. As of September 30, 2005, the amount available for us to borrow under the unsecured credit facility was approximately $612.5 million, of which $396.0 million was outstanding. During the remainder of the term of the unsecured credit facility, we expect the outstanding balance to fluctuate. The balance under the unsecured credit facility will likely increase from time to time as we use funds from the unsecured credit facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. The balance under the unsecured credit facility will also likely be reduced from time to time as we pay it down with proceeds generated from asset sales, secured borrowings, operating cash flows and other sources of liquidity.
     Under our unsecured credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restrictions on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; a requirement that the interest coverage ratio be greater than 2.0 times; a requirement that the fixed charge coverage ratio be greater than 1.5 times; and a requirement that the net worth be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (as defined in the unsecured credit facility agreement). If we are in default in respect of our obligations under the unsecured credit facility agreement, dividends will be limited to the amount necessary to maintain REIT status. At September 30, 2005, we were in compliance with these financial covenants.
     In October 2005, we and the lenders under the 2004 Unsecured Credit Facility agreed to amend and restate the 2004 Unsecured Credit Facility (the “2005 Unsecured Credit Facility”). Among other things, the lenders agreed to convert the facility from a $600.0 million revolver component and a $150.0 million term component to a $750.0 million revolver, reduce the interest rate on borrowings and extend the term through October 2008. The 2005 Unsecured Credit Facility bears interest at LIBOR plus a spread of 0.95% to 1.65% based on our total leverage and matures in October 2008. The financial covenants, as defined in the 2005 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 60.0%; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. These financial covenants also restrict dividends or distributions to no more than 90% of our funds from operations (as defined in the 2005 Unsecured Credit Facility agreement). If we are in default in respect of our obligations under the 2005 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain our REIT status.
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
Contractual Obligations
     In conjunction with the disposition of Metropolitan Square, located in St. Louis, Missouri, as well as the repayment and retirement of the mortgage loans collateralized by 250 West Pratt Street, located in Baltimore, Maryland, and the Watergate Office Building, located in Washington, D.C., and certain variable interest rate commercial mortgage pass-through certificates, we are no longer liable for future mortgage obligations of approximately $145.9 million, which were previously disclosed in the contractual obligations table in our Annual Report on Form 10-K for the year ended December 31, 2004. No other material changes outside the ordinary course of business occurred affecting our contractual obligations during the nine months ended September 30, 2005.
Cash Flow Activity
     At September 30, 2005, we had approximately $15.3 million in cash and cash equivalents as compared to approximately $194.3 million at December 31, 2004. The decrease in cash for the nine months ended September 30, 2005 and September 30, 2004 are a result of the following cash flows:

	For the nine months ended
	September 30,
		2004
		(As Restated, See
	2005	Note 11)
	(dollars in thousands)
Cash provided by operating activities	$147,519	$190,224
Cash (used in) provided by investing activities	(405,306)	216,923
Cash provided by (used in) financing activities	78,852	(460,918)

	$(178,935)	$(53,771)

     Operating Activities
     Cash provided by operating activities for the nine months ended September 30, 2005 was approximately $147.5 million compared to approximately $190.2 million for the nine months ended September 30, 2004. Cash flows from operations depend primarily on cash generated from lease payments for leased spaces at our office properties. The change in cash flows from operating activities is primarily attributable to the factors discussed in our analysis of results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 as well as the timing of our receipt of revenues and payment of expenses.
     Investing Activities
     Net cash used in and provided by investing activities reflects the net impact of the acquisitions and dispositions of certain properties, investments in, and distributions from, our unconsolidated real estate joint ventures and the ongoing impact of expenditures on tenant installation costs and capital expenditures. During the nine months ended September 30, 2005, approximately $405.3 million of cash was used in our investing activities compared to approximately $216.9 million of cash generated in our investing activities during the nine months ended September 30, 2004, which are described below.
     Tenant Installation Costs
     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. As noted above, the competitive office rental market, combined with sublet space inventory in our major markets, has continued the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio we owned at September 30, 2005 and for the total office portfolio we owned at September 30, 2004, including our share of such costs incurred by unconsolidated real estate joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents our pro rata owned share of square feet leased.

	For the nine months ended
	September 30,
	2005	2004
	(in thousands)
Square feet leased
- new leasing	1,623	2,250
- renewal leasing	2,172	2,299
Total square feet leased	3,795	4,549
Tenant installation costs	$70,731	$84,808
     Capital Expenditures
     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. For the nine months ended September 30, 2005 and 2004, capital expenditures for the total office portfolio, including our share of such expenditures incurred by unconsolidated real estate joint ventures, was approximately $17.7 million and approximately $10.3 million, respectively. Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as asbestos abatement or removal costs, major mechanical attribute or system replacement, and redevelopment or reconstruction costs directly attributable to extending or preserving the useful life of the base building. Furthermore, as part of our office property acquisitions, we have routinely acquired and repositioned properties in their respective markets, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration when negotiating our purchase price at the time of acquisition.

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

	For the nine months ended
	September 30,
	2005	2004
	(dollars in thousands)
Tenant installation costs, including leasing costs for the owned office portfolio	$70,731	$84,808
Tenant installation costs, including leasing costs for properties disposed of during the period	—	4,934
Capital expenditures	17,717	10,256
Pro rata joint venture activity	(8,274)	(5,395)
Timing differences	(6,815)	(7,449)
Retail activity	—	150

Total of tenant improvements, leasing costs and capital expenditures per consolidated statements of cash flows	$73,359	$87,304

     Acquisitions
     In April 2005, we acquired 1200 K Street, N.W., located in Washington, D.C., from an unrelated third party for approximately $194.3 million.
     In July 2005, we acquired Figueroa at Wilshire, located in Los Angeles, California, from an unrelated third party for approximately $360.0 million. To finance a substantial portion of the purchase price of this acquisition, we borrowed approximately $302.0 million under our unsecured credit facility.
     Dispositions
     During the nine months ended September 30, 2005, we sold two office properties, generating net proceeds of approximately $236.6 million, or approximately $154.9 million after debt repayment.
     Unconsolidated Real Estate Joint Ventures
     During the nine months ended September 30, 2005, we made contributions to our unconsolidated real estate joint ventures in the aggregate amount of approximately $3.9 million, capitalized interest on our investment in the Waterview Development in the aggregate amount of approximately $0.6 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $22.0 million, which includes an approximately $6.4 million distribution received from Waterview Investor, L.P., as a result of securing certain construction financing. During the nine months ended September 30, 2004, we made contributions and advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $95.5 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $236.1 million. We have received net distributions in excess of our investments in 1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig, L.L.C. (the “Swig Joint Ventures”). At September 30, 2005 and December 31, 2004, such excess net distributions totaled approximately $44.4 million and $43.2 million, respectively, and have been recorded in other accrued liabilities as we have committed to provide financial support to the Swig Joint Ventures in the future.

Financing Activities
     During the nine months ended September 30, 2005, we generated approximately $78.9 million in our financing activities due primarily to approximately $28.7 million released from an escrow established for repayment of the mortgage loan of 250 W. Pratt Street, located in Baltimore, Maryland, draws on the unsecured line of credit of approximately $323.0 million and proceeds of approximately $64.0 million from the issuance of our common stock. These proceeds were offset by approximately $81.1 million of principal repayments on mortgage debt, approximately $81.7 million of mortgage debt and other loans repaid upon property dispositions, approximately $77.0 million repaid on the unsecured line of credit and approximately $97.0 million in dividends paid to our stockholders.
     During the nine months ended September 30, 2004, we used approximately $460.9 million in our financing activities, due primarily to approximately $856.3 million of principal repayments on mortgage debt, approximately $238.3 million of mortgage debt and other loans repaid upon property dispositions and approximately $6.9 million of financing fees related to the refinancing of certain mortgage debt and financing costs incurred in conjunction with our $750.0 million unsecured credit facility. Additionally, we incurred and paid approximately $3.8 million in settlement of forward rate contracts. We also paid approximately $93.8 million in dividends to our stockholders. These uses were partially offset by net proceeds from mortgage debt refinancings, net draws from our unsecured credit facility and proceeds from the issuance of our common stock.
     Mortgage Debt, Other Loans and Unsecured Credit Facility
     At September 30, 2005, our consolidated debt was approximately $2.3 billion. The weighted average interest rate on our debt was approximately 6.12% and the weighted average maturity was approximately 4.1 years.

     The following table sets forth information concerning mortgage debt, other loans and unsecured credit facility as of September 30, 2005. The economic interest of our owning entity is 100% unless otherwise noted.

			Maturity	Current	Principal		Term to
Property/(Ownership) (1)	F/V (2)		Date	Rate	Balance		Maturity
(At September 30, 2005)					($000’s	)	(Years)
CMBS Transaction
Class A-2	F		May-11	6.09%	$51,046		5.6
Class A-3 FL	V		Mar-08	4.15%	75,821		2.5
Class A-3	F		Mar-08	6.21%	78,900		2.5
Class A-4	F		May-11	6.53%	240,600		5.6
Class B-3 FL	V		Mar-08	4.30%	13,934		2.5
Class B-3	F		Mar-08	6.36%	14,500		2.5
Class B-4	F		May-11	6.72%	47,000		5.6
Class C-3	F		Mar-08	6.52%	101,400		2.5
Class C-4	F		May-11	6.89%	45,600		5.6
Class D-3	F		Mar-08	6.94%	106,100		2.5
Class D-4	F		May-11	7.28%	40,700		5.6
Class E-3	F		Mar-08	7.25%	73,300		2.5
Class E-4	F		May-11	7.60%	32,300		5.6

Pre-swap:				6.45%	$921,201		4.0
Post-swap: (3)				6.63%	$921,201		4.0

Renaissance Tower	F		Jan-10	4.98%	$92,000		4.3
Ernst & Young Plaza	F		Feb-14	5.07%	117,174		8.3
One New York Plaza	F		May-06	7.27%	229,482		0.6
2000 L Street, N.W.	F		Aug-07	6.26%	56,100		1.8
1400 K Street, N.W.	F		May-06	7.20%	20,918		0.6
2001 M Street (98%)(4)	F		Dec-14	5.25%	44,500		9.2
Bethesda Crescent	F		Jan-08	7.10%	31,976		2.3
Bethesda Crescent	F		Jan-08	6.70%	2,649		2.3
Twinbrook Metro Plaza	F		Sep-08	6.65%	16,003		2.9
Two Ballston Plaza	F		Jun-08	6.91%	26,113		2.7
Sunrise Tech Park	F		Jan-06	6.75%	22,515		0.3
Bank of America Plaza (Los Angeles)	F		Sep-14	5.31%	242,000		8.9
One Alliance Center	F		Jul-13	4.78%	67,632		7.8
Unsecured Credit Facility	V	(5)	Jun-07	5.41%	396,000		1.7
Other – Fixed	F		May-11	6.57%	16,236		5.6

Total Consolidated Debt				6.12%	$2,302,499		4.1

Bank One Center (50%)(6)	V		Dec-05	4.52%	$53,731		0.2
Marina Towers (50%)	F		Aug-07	7.92%	14,936		1.8
The Grace Building (50%)	F		Jul-14	5.54%	190,119		8.8
1411 Broadway (50%)	F		Jul-14	5.50%	109,281		8.8
1460 Broadway (50%)	V		May-06	5.25%	12,475		0.7
Waterview (25%)	V		Aug-09	5.44%	12,494		3.9
Plaza of the Americas (50%)	F		Jul-11	5.12%	34,000		5.8

Unconsolidated Real Estate Joint Venture Mortgage Debt				5.44%	$427,036		6.8

(1)	The economic interest of our owning entity in the associated asset is 100% unless otherwise noted.
(2)	“F” refers to fixed rate debt, “V” refers to variable rate debt. References to “V” represent the underlying loan, some of which have been fixed through hedging instruments.
(3)	Approximately $89.8 million of the seven-year floating rate tranche of the CMBS loan has been swapped from one-month LIBOR plus various spreads to 5.98% fixed rate.
(4)	Consolidated entity.
(5)	Reflects notional allocation of approximately $60.2 million of the floating rate unsecured credit facility debt that has been swapped from one-month LIBOR plus spread to 6.97% fixed rate.
(6)	Approximately $53.7 million of the floating rate debt has been capped at a 4.52% fixed rate.

     The table that follows summarizes the mortgage and other loan debt at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Debt Summary	(dollars in thousands)
Balance:
Fixed rate	$1,966,743	$2,110,511
Variable rate	335,756	108,771

Total	$2,302,499	$2,219,282

Collateralized property	$1,890,263	$2,024,055
Unsecured credit facility	396,000	150,000
Other loans	16,236	45,227

Total	$2,302,499	$2,219,282
Percent of total debt:
Fixed rate	85.0%	95.1%
Variable rate	15.0%	4.9%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	6.29%	6.33%
Variable rate	5.13%	3.87%

Total	6.12%	6.21%

Leverage ratio:
Net debt to net debt plus book equity	52.9%	53.1%

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of stockholders’ equity.
     Unsecured Credit Facility
     Our unsecured credit facility consists of a $600.0 million revolving component and a $150.0 million term component, bears interest at LIBOR plus a spread of 1.15% to 2.0% or at Base Rate (as defined in the credit facility) plus a spread of up to 0.75%, based on our total leverage, matures in June 2007 and is subject to a one-year extension (the “2004 Unsecured Credit Facility”). The financial covenants, as defined in the 2004 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 65.0% during year one, 62.5% during year two and 60.0% during year three; a requirement that the interest coverage ratio be greater than 2.0 times; a requirement that the fixed charge coverage ratio be greater than 1.5 times; and a requirement that the net worth be in excess of $1.5 billion. Our financial covenants also include a restriction on dividends or distributions of more than 90% of our funds from operations (defined in the 2004 Unsecured Credit Facility agreement). If we are in default in respect of our obligations under the 2004 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain REIT status. At September 30, 2005, we were in compliance with these financial covenants.
     At September 30, 2005, the amount eligible to be borrowed under the 2004 Unsecured Credit Facility was approximately $612.5 million, of which $396.0 million was drawn and outstanding. At December 31, 2004, the amount eligible to be borrowed under the 2004 Unsecured Credit Facility was approximately $484.9 million, of which $150.0 million was drawn and outstanding. Certain conditions of the 2004 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time.

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
     In July 2005, in conjunction with the sale of Metropolitan Square, located in St. Louis, Missouri, we repaid and retired the mortgage loan collateralized by such property. The mortgage loan had a principal balance of approximately $81.7 million, bore interest at a fixed rate of 7.05%, and was scheduled to mature in January 2008. In conjunction with the repayment and retirement of the mortgage loan, we recorded a loss on early debt retirement of approximately $5.2 million, comprised of a yield maintenance fee.
     In September 2005, we repaid approximately $19.0 million of our variable interest rate commercial mortgage pass-through certificates primarily by drawing on our unsecured credit facility. The variable interest rate commercial mortgage pass-through certificates bore interest at a variable rate of LIBOR plus various spreads between 0.3785% and 0.5285% and were scheduled to mature in March 2008. In conjunction with the repayment of the variable interest rate commercial mortgage pass-through certificates, we recorded a loss on early debt retirement of approximately $0.08 million, comprised of the write-off of unamortized deferred financing costs.
     In September 2005, we repaid and retired the mortgage loan collateralized by the Watergate Office Building, located in Washington, D.C. The mortgage loan had a principal balance of approximately $16.5 million, bore interest at a fixed rate of 8.02% and was scheduled to mature in February 2007. In conjunction with the repayment and retirement of the mortgage loan, we recorded a loss on early debt retirement of approximately $0.6 million, comprised of a yield maintenance fee.
     Hedging Activities
     At September 30, 2005 and December 31, 2004, we had outstanding interest rate swap contracts in the notional amount of $150.0 million, bearing a weighted average interest rate of 5.60% and maturing on March 15, 2008. For the three and nine months ended September 30, 2005, we recorded, through other comprehensive income, unrealized derivative gains of approximately $2.6 million and $5.2 million, respectively, related to interest rate swap contracts. For the three and nine months ended September 30, 2004, we recorded, through earnings, derivative losses of approximately $1.2 million and $2.7 million, respectively, representing the total ineffectiveness of our interest rate swap contracts. At September 30, 2005 and December 31, 2004, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $4.0 million and $9.2 million at September 30, 2005 and December 31, 2004, respectively.
     In September 2005, we entered into a forward rate swap contract in the notional amount of approximately $250.0 million, at a swap rate of 4.53%, to lock in a maximum interest rate on an anticipated refinancing of the mortgage loan on One New York Plaza, located in New York, New York. We expect to complete such refinancing in 2006. The forward rate swap contract was entered into at current market rates and, therefore, had no initial cost. The benefit to unwind this interest rate swap contract is approximately $5.4 million at September 30, 2005 and is recorded through other comprehensive income. Upon settlement of the swap contract, we may be obligated to pay the counterparty a settlement payment, or alternatively, we may be entitled to receive settlement proceeds from the counterparty. Any monies paid or received will be recorded in other comprehensive income and amortized to interest expense over the term of the refinanced mortgage loan.

     Unconsolidated Real Estate Joint Venture Mortgage Debt
     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method of accounting. At September 30, 2005 and December 31, 2004, our pro rata share of this debt amounted to approximately $427.0 million and approximately $420.2 million in the aggregate, respectively.
     Principal Repayments
     The table below presents the schedule of maturities of the collateralized property loans and other loans:
     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

	Total Debt (1)
	Office	Other	Total
	(dollars in thousands)
Balance of 2005	$4,213	$40	$4,253
2006	425,830	242	426,072
2007	77,969	259	78,228
2008	417,896	276	418,172
2009	14,876	295	15,171
Subsequent to 2009	949,479	15,124	964,603

Total	$1,890,263	$16,236	$1,906,499

Weighted average interest rate at September 30, 2005	6.27%	6.57%	6.27%

Weighted average term to maturity, in years	4.6	5.6	4.6

Percentage of fixed rate debt including variable rate debt subject to interest rate caps and interest rate swap agreements	100%	100%	100%

(1) Excludes unsecured credit facility
Dividends
     On March 10, 2005, we declared a quarterly dividend of $0.20 per share of common stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. On June 14, 2005, we declared a quarterly dividend of $0.20 per share of common stock, payable on July 15, 2005, to the holders of record at the close of business on June 30, 2005. On September 13, 2005, we declared a quarterly dividend of $0.20 per share of common stock, payable on October 17, 2005, to the holders of record at the close of business on September 30, 2005. The aggregate amount of dividends paid on April 15, 2005, July 15, 2005 and October 17, 2005 totaled approximately $31.0 million, $31.2 million and $31.4 million, respectively.
     On March 10, 2005, we declared an aggregate annual dividend of approximately $0.005 million for the Class F convertible stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. We accrued an additional $0.001 million dividend for the Class F convertible stock on each of March 31, 2005, June 30, 2005 and September 30, 2005.
     On March 10, 2005, we declared an aggregate quarterly dividend of approximately $1.2 million for the special voting stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. On June 14, 2005, we declared an aggregate quarterly dividend of approximately $1.2 million for the special voting stock, payable on July 15, 2005, to the holders of record at the close of business on June 30, 2005. On September 13, 2005, we declared an aggregate quarterly dividend of approximately $1.3 million for the special voting stock, payable on October 17, 2005, to the holders of record at the close of business on September 30, 2005.

Market Risk – Quantitative and Qualitative Information
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is our long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At September 30, 2005, approximately 85.0%, or approximately $2.0 billion, of our outstanding debt had fixed interest rates (including variable rate debt subject to interest rate caps and interest rate swap agreements), which minimizes the interest rate risk on such outstanding debt.
     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not utilize financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions that we believe are creditworthy counterparties. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows. Our strategy partially protects us against future increases in interest rates. At September 30, 2005, we had hedge contracts totaling $150.0 million which convert variable rate debt at LIBOR plus various spreads to a fixed rate of 6.38% and mature on March 15, 2008. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. As a result of our hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.
     At September 30, 2005, our total outstanding debt was approximately $2.3 billion, of which approximately $335.8 million was variable rate debt after the impact of the hedge agreement. At September 30, 2005, the average interest rate on variable rate debt was approximately 5.13%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 51 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.7 million annually. If market rates of interest increase by 10%, the fair value of the total debt outstanding would decrease by approximately $38.4 million.
     Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10% (or approximately 51 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $1.7 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $39.7 million.
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
Gain Contingencies
     Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza, located in New York, New York, that was damaged in 2001. Total remediation and improvement costs were approximately $19.1 million. Through September 30, 2005, we have received approximately $12.1 million in insurance proceeds related to this incident. We have filed a claim for additional proceeds of approximately $7.0 million; however, we cannot provide assurance that we will be successful in collecting the additional proceeds. We will recognize the additional proceeds, if any, during the period in which we receive the insurance proceeds.

Subsequent Events
     In October 2005, we and the lenders under the 2004 Unsecured Credit Facility agreed to amend and restate the 2004 Unsecured Credit Facility (the “2005 Unsecured Credit Facility”). Among other things, the lenders agreed to convert the facility from a $600.0 million revolver component and a $150.0 million term component to a $750.0 million revolver, reduce the interest rate on borrowings and extend the term through October 2008. The 2005 Unsecured Credit Facility bears interest at LIBOR plus a spread of 0.95% to 1.65% based on our total leverage and matures in October 2008. The financial covenants, as defined in the 2005 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 60.0%; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. These financial covenants also restrict dividends or distributions to no more than 90% of our funds from operations (as defined in the 2005 Unsecured Credit Facility agreement). If we are in default in respect of our obligations under the 2005 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain our REIT status.
     In October 2005, we repaid and retired the mortgage loan collateralized by Sunrise Tech Park, located in Reston, Virginia. At September 30, 2005, the mortgage loan had a principal balance of approximately $22.5 million, bore interest at a fixed rate of 6.75% and was scheduled to mature in January 2006.
     In October 2005, we sold Watergate Office Building, located in Washington, D.C., which was designated as held for sale pursuant to SFAS No. 144 at September 30, 2005, for a gross sale price of approximately $86.5 million.
     In October 2005, we sold Twinbrook Metro Plaza, located in Rockville, Maryland, which was designated as held for sale pursuant to SFAS No. 144 at September 30, 2005, for a gross sale price of approximately $52.0 million. In conjunction with the sale of Twinbrook Metro Plaza, we repaid and retired the mortgage loan collateralized by such property. At September 30, 2005, the mortgage loan had a principal balance of approximately $16.0 million, bore interest at a fixed rate of 6.65% and was scheduled to mature in September 2008.
     In October 2005, we sold Beaumeade Corporate Park, located in Ashburn, Virginia, which was designated as held for sale pursuant to SFAS No. 144 at September 30, 2005, for a gross sale price of approximately $53.0 million.
     In November 2005, a joint venture partnership between us and Principal Real Estate Investors acquired the Victor Building, located at 750 9th Street, N.W., Washington, D.C., for approximately $157.5 million. We and Principal Real Estate Investors each have an approximately 50% respective ownership position in the joint venture that acquired the property.
Competition
     The leasing of real estate is highly competitive. We compete for tenants with lessors, sublessors and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, concessions offered, services provided and the design and condition of our buildings. We also experience competition when attempting to acquire real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors. The competition is particularly strong in the current economic environment as office building owners attempt to attract new tenants, or retain existing tenants, with competitive rental rates and other financial incentives, such as tenant improvement allowances.
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

Newly Issued Accounting Standards
     In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon future events that may or may not be within an entity’s control. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. In addition, the fair value of the liability should be recognized when incurred. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We are reviewing the provisions of FIN 47 and assessing the impact, if any, it will have on us upon adoption.
     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The EITF has concluded that the general partner, or the general partners as a group, controls a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” We will adopt EITF 04-5 as of December 31, 2005. We are currently assessing all of our investments in unconsolidated real estate joint ventures to determine the impact, if any, the adoption of EITF 04-5 will have on our results of operations, financial position or liquidity.
     In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-6 does not impact our results of operations, financial position or liquidity.
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
     The following table sets forth the reconciliation of funds from operations from net income (loss) available to common stockholders for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(dollars in thousands)
Net income (loss) available to common stockholders	$31,317	$48,150	$101,795	$(6,709)

Add/(deduct):
Loss (Gain) on disposition of real estate, net	90	(249)	(166)	(2,594)
Gain on disposition of discontinued real estate, net	(18,406)	(18,233)	(39,485)	(47,841)
Gain on disposition of real estate from unconsolidated real estate joint ventures	—	—	—	(704)
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	49,514	44,869	139,897	134,984

Funds from operations available to common stockholders	$62,515	$74,537	$202,041	$77,136

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
     We did not sell any securities in the nine months ended September 30, 2005 that were not registered under the Securities Act of 1933, as amended.
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
     During the period from May 8, 2002 to September 30, 2005, 2,257,737 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.
     During the period from May 8, 2002 to September 30, 2005, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were approximately $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.
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

TRIZEC PROPERTIES, INC.
Date: November 2, 2005	By:	/s/ Michael C. Colleran
Michael C. Colleran
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1†*	Letter Agreement, dated as of August 3, 2005, Amending Employment Agreement, dated as of August 14, 2002, between Timothy H. Callahan and Trizec Properties, Inc.
10.2†*	Letter Agreement, dated as of October 11, 2005, Amending Employment Agreement, dated as of August 14, 2002, between Timothy H. Callahan and Trizec Properties, Inc.
31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certification of the Chief Executive Officer.
32.2†	Section 1350 Certification of the Chief Financial Officer.
† Filed herewith.
* Denotes a management contract or compensatory plan, contract or arrangement.