Form 10-K
period 2005-12-31
TRIZEC PROPERTIES INC
filed 2006-03-14
CIK 1161935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)
Large Accelerated Filer ☑                                          Accelerated Filer ☐                                          Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2005 was approximately $1.95 billion based on a closing price of $20.57 as quoted on the New York Stock Exchange on that date.
As of March 10, 2006, 157,014,522 shares of common stock, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2006 are incorporated herein by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), relating to our business and financial outlook which are based on our current expectations, beliefs, projections, forecasts, future plans and strategies, and anticipated events or trends. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology. We intend these forward-looking statements, which are not guarantees of future performance and financial condition, to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements are not historical facts. Instead, such statements reflect estimates and assumptions and are subject to certain risks and uncertainties that are difficult to predict or anticipate. Therefore, actual outcomes and results may differ materially from those projected or anticipated in these forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (“SEC”). A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, without limitation, the risks described under “Item 1A. Risk Factors” in this Form 10-K. These factors include, without limitation, the following:
•	changes in national and local economic conditions, including those economic conditions in our seven core markets;

•	the extent, duration and strength of any economic recovery;

•	our ability to maintain occupancy and to timely lease or re-lease office space;

•	the extent of any tenant bankruptcies and insolvencies;

•	our ability to sell our non-core office properties in a timely manner;

•	our ability to acquire office properties selectively in our core markets;

•	our ability to integrate and realize the full benefits from our acquisitions, including the pending acquisition of certain office properties and undeveloped land parcels that are currently owned by Arden Realty, Inc.;

•	our ability to maintain real estate investment trust (“REIT”) qualification and changes to U.S. tax laws that affect REITs;

•	material increases in the amount of special dividends payable to affiliates of Trizec Canada on shares of our special voting stock as a result of increases in the applicable cross-border withholding tax rates;

•	Canadian tax laws that affect treatment of investment in U.S. real estate companies;

•	the competitive environment in which we operate;

•	the cost and availability of debt and equity financing;

•	the effect of any impairment charges associated with changes in market conditions;

•	the sale or other disposition of shares of our common stock owned by Trizec Canada Inc.;

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

PART I
     In this report, the terms “we,” “us,” “our,” “our company” and “Trizec” refer to Trizec Properties, Inc. and its consolidated subsidiaries.
     Item 1. Business
Overview
     Trizec Properties, Inc. is one of the largest fully integrated and self-managed, publicly traded real estate investment trusts, or REITs, in the United States. We are engaged in owning and managing office properties in the United States. At December 31, 2005, we owned interests in 50 office properties comprising approximately 36.8 million square feet of total area. Of our 50 office properties, 42 office properties comprising approximately 29.4 million square feet are consolidated and eight office properties comprising approximately 7.4 million square feet are unconsolidated real estate joint venture properties. Based on owned area, our 50 office properties comprise approximately 33.1 million square feet. Owned area reflects the sum of the total square footage of all of our wholly-owned office properties and our pro rata share of the square footage of our real estate joint venture properties calculated based on our economic ownership interest in those real estate joint ventures. Our office properties are primarily concentrated in seven core markets in the United States, located in the following major metropolitan areas: Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Houston, Texas; Los Angeles, California; New York, New York; and Washington, D.C. Our common stock is listed on the New York Stock Exchange under the symbol “TRZ.”
     We were originally incorporated as Trizec (USA) Holdings, Inc., a Delaware corporation, in 1989. We subsequently changed our name to TrizecHahn (USA) Corporation in 1996 and then to Trizec Properties, Inc. in 2002. Our principal executive offices are located at 10 South Riverside Plaza, Suite 1100, Chicago, Illinois 60606 and our telephone number at that address is (312) 798-6000.
2002 Reorganization
     Prior to May 8, 2002, we were a subsidiary of TrizecHahn Corporation, a Canadian corporation. On May 8, 2002, TrizecHahn Corporation adopted a plan of arrangement that was approved by TrizecHahn Corporation’s shareholders pursuant to which TrizecHahn Corporation implemented a corporate reorganization, and as a result, we became a separate, U.S.-based publicly traded REIT owning primarily the U.S. real estate assets previously owned by TrizecHahn Corporation and its subsidiaries. As part of the reorganization, TrizecHahn Corporation formed Trizec Canada Inc. (“Trizec Canada”), a Canadian company that retained a significant ownership interest in us.
     Upon implementation of the plan of arrangement, holders of TrizecHahn Corporation’s subordinate voting shares exchanged their shares, on a one-for-one basis, for one or more of the following securities:
•	shares of our common stock;

•	exchange certificates representing underlying shares of our common stock; or

•	Trizec Canada subordinate voting shares.
     Immediately after the plan of arrangement and the exchange, Trizec Canada owned approximately 40% of our common stock and the remaining 60% of our common stock began publicly trading on the New York Stock Exchange. As of December 31, 2005, Trizec Canada and its affiliates collectively owned approximately 38.3% of our common stock.
     In addition to owning a significant number of shares of our common stock, Trizec Canada and its affiliates own all of the outstanding shares of our Class F convertible stock and special voting stock. The Class F convertible stock is convertible into our common stock in certain tax-related circumstances so that Trizec Canada and its subsidiaries, on the one hand, and our other stockholders, on the other hand, may share ratably certain future taxes that TrizecHahn Corporation, Trizec Canada or their subsidiaries may incur in those specified circumstances. The special voting stock entitles Trizec Canada to special dividends from us that, when aggregated with dividends received by Trizec Canada on our common stock and after deducting related non-Canadian taxes, including certain withholding taxes, will equal the dividends received by our U.S. stockholders on our common stock on a per share basis. Further, by virtue of their ownership of our special voting stock, Trizec Canada and its affiliates are entitled to votes that when aggregated with votes of shares of common stock held by Trizec Canada and its affiliates, represent a majority of the votes in elections of our board of directors. This special voting right will expire on January 1, 2008.
     UPREIT Conversion
     In December 2004, we completed the reorganization of our operating structure by converting to an umbrella partnership real estate investment trust, or UPREIT, structure (the “UPREIT Conversion”). In connection with the UPREIT Conversion, we formed a new operating entity, Trizec Holdings Operating LLC, a Delaware limited liability company (the “Operating Company”), and contributed substantially all of our assets to the Operating Company in exchange for (a) a combination of common units, special voting units and Series F convertible units of limited liability company interests in the Operating Company and (b) the assumption by the Operating Company of substantially all of our liabilities. As a result of the UPREIT Conversion, we conduct substantially all of our business, and own substantially all of our assets, through the Operating Company. As the sole managing member of the Operating Company, we generally have the exclusive power under the limited liability company agreement to manage and conduct the business of the Operating Company, subject to certain limited approval and voting rights of other members that may be admitted in the future. Currently, the Operating Company is wholly owned by us. However, we expect to issue common units in the Operating Company to third parties in connection with the proposed acquisition of the Arden portfolio, as described below under “Pending Arden Portfolio Acquisition.”
Pending Arden Portfolio Acquisition
     In December 2005, we entered into a purchase agreement with General Electric Capital Corporation (“GECC”), and a merger agreement with GECC, Arden Realty, Inc. (“Arden”) and certain of their affiliates pursuant to which we have agreed to acquire 13 office properties totaling approximately 4.1 million square feet and several development land parcels located in Southern California that are currently owned by Arden (the “Arden portfolio”) for an aggregate consideration of approximately $1.63 billion. We expect to fund the acquisition with a bridge loan of up to $1.48 billion. We anticipate that the bridge loan will have a twelve-month term, with two six-month extension options. The balance of the acquisition price will be funded with a draw on our existing unsecured credit facility and the issuance of up to approximately $75.0 million of common units in the Operating Company to holders of limited partnership interests in Arden’s operating partnership. We anticipate that the outstanding balance on the bridge loan and unsecured credit facility will be gradually repaid with proceeds from future property dispositions and permanent mortgage financings.
     Our acquisition of the Arden portfolio is contingent upon the completion of GECC’s acquisition of Arden and certain other customary closing conditions. We anticipate that the closing of the Arden portfolio acquisition will occur by the end of the second quarter of 2006.
Business and Growth Strategies
     Our overall goal is to increase stockholder value. We can achieve this goal by creating sustained growth in operating cash flow and maximizing the value of our assets. We believe we can accomplish this by using the following strategies:
•	leasing and managing our properties to maximize property rent revenue and minimize property operating expenses;

•	engaging in asset management to enhance the value of our properties;

•	actively managing our portfolio to maximize total value of our properties, and selectively acquiring office properties in our core markets;

•	improving the efficiency and productivity of our operations; and

•	maintaining a prudent and flexible capital plan.

Leasing and Managing Our Properties
     By leasing and managing our properties, we expect to maximize property rent revenue and minimize property operating expenses. To maximize property rent revenue and minimize property operating expenses, we have focused on:
•	providing appropriate, profitable tenant services;

•	where market rents exceed in-place rents, narrowing the gap between market rents and in-place rents as leases for our properties expire;

•	increasing occupancy in our properties;

•	renewing leases with existing tenants;

•	carefully controlling operating costs; and

•	carefully managing investments in tenant improvements.
     In 2005, average gross rental rates on approximately 5.9 million square feet of new and renewal leases for our total portfolio decreased by approximately $0.46 per square foot. The average gross rental rates on approximately 4.7 million square feet of new and renewal leases on a consolidated basis decreased by approximately $1.20 per square foot. The average gross rental rates on approximately 5.3 million square feet of new and renewal leases, based on our owned area, decreased by approximately $0.77 per square foot. These decreases generally reflected the impact of re-leasing space in properties at lower average rents than the average rents in effect at lease expiration. The office rental market continues to be extremely competitive. The competitive environment for attracting tenants in the markets in which we operate continues to apply downward pressure on market rents.
     As of December 31, 2005, (a) the vacant space in our portfolio of properties based on total area was approximately 4.3 million square feet, or approximately 11.8% of the total area, (b) the vacant space in our portfolio of properties based on owned area was approximately 3.9 million square feet, or approximately 11.8% of the owned area, and (c) the vacant space in our consolidated properties was approximately 3.5 million square feet, or approximately 11.8% of the area contained in our consolidated properties. We believe that by continuing to focus on leasing and management activities at our properties, we have the opportunity to increase the occupancy rates in our portfolio, thereby decreasing our vacancy rates, and increasing our revenues and cash flows.
     Cash received on our rental revenue has and will continue to benefit from contractual rental increases, opportunistic lease terminations and the execution of “blend and extend” strategies, which allow early lease renewals that blend the rents of the current lease with the rents for the renewal term.
     Engaging in Asset Management
     Our asset management strategy is to invest capital in our existing portfolio to increase its value and marketability. To accomplish this strategy, we engage in such activities as acquiring ground leases and air rights ancillary to existing properties and renovating and upgrading office properties.
     In 2005, we incurred approximately $116.9 million for our consolidated portfolio, or approximately $128.7 million based on owned area, to renovate and upgrade our properties, including tenant improvements. We intend to continue to actively engage in these and similar activities as appropriate and as market conditions warrant.
     Actively Managing Our Portfolio
     Our portfolio strategy is to invest in office properties in our core markets, which all represent major metropolitan areas that have historically demonstrated high job growth. For the year ended December 31, 2005, our seven core markets accounted for approximately 92.2% of our office property rental revenue, on an owned area basis. We believe that focusing on office properties in our core markets will allow us to achieve economies of scale across a diverse base of tenants and to enjoy a significant leasing presence in our markets. By maintaining a wider range of properties in a market, we believe that we are also able to attract a broader tenant base, which provides a more sustainable cash flow. As part of our focus on office properties in our core markets and core submarkets, we sold five non-core office assets in 2005.

     As part of our long-term strategy, we intend to continue to acquire additional office properties, as opportunities arise, capital becomes available and market conditions permit, particularly in these core markets. We may acquire properties individually or as part of a portfolio, or as joint ventures or other business combinations. We may also acquire additional equity partners’ interests in selected properties. As opportunities arise and market conditions dictate, we may dispose of properties, including non-core assets that are not complementary to this strategy. We also have and may continue to dispose of currently owned properties and acquire new ones within our core markets, or explore entry into other similar markets, based on our view of the direction of the office properties market.
     Improving the Efficiency and Productivity of Our Operations
     We believe that control of property operating expenses and general and administrative expenses is key to achieving our goal of maximizing our operating cash flow. We continue to evaluate and improve our operational structure and have implemented policies and procedures to increase productivity. We intend to continue to seek ways to generate general and administrative expense savings over time.
     Maintaining a Prudent and Flexible Capital Plan
     We believe that, in order to maximize our cash flow growth, our asset management and operating strategies must be complemented by a capital strategy designed to maximize the return on our capital. Our capital strategy is to:
•	maintain adequate working capital and lines of credit to ensure liquidity and flexibility;

•	maintain an appropriate degree of leverage;

•	maintain floating rate debt at a level that allows us to take advantage of lower interest rates and minimize loan pre-payment fees when possible; and

•	actively manage our exposure to interest rate volatility through the use of long-term fixed-rate debt and various hedging strategies.
     We monitor both the amount of our leverage and the mix of our fixed/floating-rate debt to provide a more reliable stream of earnings. We regularly review various credit ratios such as outstanding debt-to-book value, outstanding debt-to-asset value, fixed charge ratio and interest coverage ratio to monitor our leverage. We are also aware of the risk of interest rate increases. In order to mitigate the risk of rising interest rates, we have and may continue to pursue fixed rate financing. In addition, from time to time, we may enter into interest rate derivative contracts in order to limit our exposure to increasing interest rates. At December 31, 2005, after giving effect to interest rate swap contracts, we had fixed the interest rates on $150.0 million of variable rate debt at a weighted average interest rate of 6.22%.
     An important source of liquidity for us is our $750.0 million unsecured credit facility. The unsecured credit facility bears interest at LIBOR plus a spread of 0.95% to 1.65% based on our total leverage, and matures in October 2008. The unsecured credit facility includes numerous financial covenants that limit our ability to borrow under the facility and the amount of borrowings that are available under the facility. As of December 31, 2005, the amount eligible to be borrowed under this facility was $750.0 million, of which $347.0 million was outstanding.
     We also have an effective shelf-registration statement available pursuant to which we may offer and sell up to an aggregate amount of $750.0 million of common stock, preferred stock, depositary shares representing shares of our preferred stock and warrants exercisable for common stock or preferred stock. However, our ability to raise funds through sales of common stock, preferred stock, depositary shares representing shares of our preferred stock and common and preferred stock warrants is dependent upon, among other things, general market conditions for REITs, market perceptions about our company, the trading price of our stock and interest rates. The proceeds from the sale of shares of common stock, preferred stock, depositary shares representing shares of our preferred stock or common and preferred stock warrants, if any, would be used for general corporate purposes, which may include, among other things, the acquisition of additional properties or the repayment of outstanding indebtedness.
     We also have entered into a commitment letter to obtain a bridge loan of up to $1.48 billion to finance the acquisition of the Arden portfolio. The bridge loan is expected to have a twelve-month term, subject to two six-

month extension options. We expect to finance the remainder of the purchase price by drawing on our existing unsecured credit facility and the issuance of up to approximately $75.0 million of common units in Trizec Holdings Operating LLC. We anticipate that the outstanding balances on the bridge loan and unsecured credit facility will be gradually repaid with proceeds from future property dispositions and permanent mortgage financings.
     To the extent that we believe it is necessary and efficient, we may raise capital through a variety of means in addition to our traditional secured debt, including but not limited to selling assets, entering into joint ventures or partnerships with equity providers, issuing equity securities or a combination of these methods.
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
Industry Segments and Seasonality
     Our primary business is the ownership and management of office properties. Our long-term tenants are in a variety of businesses. All of our operations are within the United States and our properties are concentrated in seven core markets with similar economic characteristics. Information by geographic segment for the years ended December 31, 2005, 2004 and 2003 is set forth in Note 23 to the consolidated financial statements included in this Form 10-K. Our business is not seasonal.
Employees and Organizational Structure
     At March 10, 2006, we had approximately 667 employees. Of these employees, approximately 177 were employed in our corporate offices, with the remainder employed regionally and locally in the operation of our property portfolio. Consistent with our focus on core cities, we have dedicated regional leasing and property management teams based in Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Houston, Texas; Los Angeles, California; New York, New York; and Washington, D.C. Approximately 125 of our employees who are employed in our office portfolio operations are represented by labor unions. We consider our labor relations to be positive and anticipate maintaining agreements with our labor unions on terms satisfactory to all parties.
Environmental Matters
     We are subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws, we are exposed to liability primarily as an owner or operator of real property and, as such, we may be responsible for the cleanup or other remediation of contaminated property.
     Contamination for which we may be liable could include historic contamination, spills of hazardous materials in the course of our tenants’ regular business operations and spills or releases of petroleum or other hazardous substances. An owner or operator can be liable for contamination in some circumstances whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. In addition, the presence of contamination on a property, or the failure to properly clean up or remediate such contamination when present, may materially and adversely affect our ability to sell or lease such contaminated property or to borrow using such property as collateral.
     As an owner and operator of real property, we are also subject to various environmental laws that regulate the use, generation, storage, handling, and disposal of any hazardous substances used in the ordinary course of our business, including those relating to the storage of petroleum in aboveground or underground storage tanks, and the use of any ozone-depleting substances in cooling systems. We believe that we are in substantial compliance with applicable environmental laws.

     Asbestos-containing material is present in some of our properties. Federal regulations require building owners and operators to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials in their building. The regulations also set forth employee training and record keeping requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and operators may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials. The regulations may affect the value of a building containing asbestos-containing materials. Federal, state and local laws and regulations also govern the removal, release, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials. Such laws may impose liability for improper handling or a release into the environment of asbestos-containing materials, including the imposition of substantial fines.
     Recently, we have been named as a defendant in several asbestos-related personal injury lawsuits in connection with exposure to asbestos-containing materials at various retail properties that our predecessor entity developed or constructed. To date, all such claims have not been material in amount or significance. We believe we have insurance policies which should fully cover all outstanding lawsuits, as well as any similar claims that may arise in the future from such retail properties. However, there can be no assurance that such claims will continue to be covered by our insurance policies or that we will not be required to pay a material amount of damages in connection with any such claims.
     The cost of compliance with existing environmental laws has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future. However, we cannot predict the impact of new or changed laws or regulations on our properties or on properties that we may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental laws.
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
Item 1A. Risk Factors
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
     Our results of operations and financial condition, the value of our real estate assets, and the value of your investment are subject to the risks normally associated with the ownership and operation of real estate properties. These risks include, but are not limited to, the following:

•	adverse changes in the national and regional economic climate, as well as the local economic conditions in core markets in which our properties are located, which generally will negatively impact the demand for office space and rental rates;

•	cyclical nature of the real estate industry, particularly in the commercial office sector, and possible oversupply of office properties, including space available by sublease, or reduced demand for office space in our core markets which would make it more difficult for us to lease space at attractive rental rates, or at all;

•	negative trends in employment levels;

•	competition from other commercial office real estate owners who own properties in our core markets which could cause us to lose current or prospective tenants to other properties or cause us to reduce our rental rates;

•	vacancies and unfavorable changes in market rental rates and our ability to rent space on favorable terms;

•	bankruptcy, insolvency or credit deterioration of our tenants and our ability to collect rents from our tenants;

•	increase in interest rates and lack of availability of attractive financing;

•	increases in operating costs, including utilities, real estate taxes, state and local taxes, heightened security costs and costs incurred for periodic renovations and repairs that are necessary as our properties age;

•	illiquidity of real estate assets, which may make it difficult for us to sell our real estate investments in response to changes in the economic climate and real estate industry;

•	civil unrest, acts of terrorism, earthquakes and other natural disasters or acts of God that may result in underinsured or uninsured losses;

•	relative or decreased attractiveness of our properties to tenants;

•	changes in the availability and affordability of insurance on commercially reasonable terms, in levels of coverage for our real estate assets and in exclusions from insurance policies for our real estate assets; and

•	unfavorable financing market conditions which could affect our ability to complete any property dispositions or acquisitions on a timely basis or on economically attractive terms.
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
     Scheduled lease expirations in our office portfolio over the next five years average approximately 9% annually on a consolidated basis at December 31, 2005. In particular, we expect significant lease expirations during 2006 for our office properties in the Atlanta, Georgia; Chicago, Illinois; and Los Angeles, California markets. We may be unable to promptly renew leases with our existing tenants or enter into new leases with new tenants due to economic and other factors as our existing leases expire or are terminated prior to the expiration of their current terms. As a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations. In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases because:
•	the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases; or

•	substantial tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.

     For example, the average gross rental rate on leases that we entered into during 2005 was lower than the average gross rental rate on leases that expired during 2005. In 2005, average gross rental rates on approximately 5.9 million square feet of new and renewal leases for our total portfolio decreased by approximately $0.46 per square foot. The average gross rental rates on approximately 4.7 million square feet of new and renewal leases on a consolidated basis decreased by approximately $1.20 per square foot. Based on owned area, average gross rental rates on approximately 5.3 million square feet of new and renewal leases decreased by approximately $0.77 per square foot. If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected.
Decreases in occupancy and rental rates will harm our revenue and our operating results.
     Due to diminished economic growth, many owners and operators of commercial office properties have experienced a decline in occupancy in recent years. Costs associated with owning properties, however, generally remain unchanged even if occupancy rates decrease. If we experience declining occupancy in our properties, our revenue and operating results will be significantly harmed.
If a significant number of our tenants or a major tenant defaulted on their leases or sought bankruptcy protection, our cash flows and operating results would suffer.
     Our tenants may experience a downturn in their business, which could weaken their financial condition and result in the tenants’ inability to make rental payments in a timely manner. Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. In some cases, a tenant that is facing financial difficulty may delay lease commencement or simply cease making rental payments. If either of these events occurs with respect to a significant number of our tenants or a major tenant it will significantly harm our revenues and negatively affect our operating results. In addition, a tenant may seek the protection of bankruptcy, insolvency or similar laws. If a tenant files for bankruptcy, we cannot evict the tenant solely because of such bankruptcy; however, as part of the bankruptcy proceeding, a court may authorize the tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease, and certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In other circumstances where a tenant’s financial condition has become impaired, we have agreed to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is less than the agreed rental amount. In any event, it is unlikely that a bankrupt tenant will pay in full the amounts it owes us under a lease. The resulting loss of rental payments and costs associated with re-leasing those leasable spaces could adversely affect our cash flows and operating results, thereby reducing the amount of our dividends.
Our business is substantially dependent on the economic climates of seven core markets and the adverse conditions in these markets, or in the national economy generally, may adversely impact our results of operations and financial condition.
     Our real estate portfolio consists of office properties in seven core markets, located in the following major metropolitan areas: Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Houston, Texas; Los Angeles, California; New York, New York; and Washington, D.C. Based on owned area, these markets represented approximately 10%, 8%, 8%, 12%, 14%, 23% and 18%, respectively, of our property operating income and approximately 93% of our property operating income in the aggregate. In addition, upon consummation of our pending acquisition of the Arden portfolio in Southern California, the concentration of our properties in the Los Angeles, California market will increase significantly, further increasing our reliance on this market. As a result, our business is substantially dependent on the economic climate within these markets. A continuing, prolonged downturn in the economies of these core markets, or the impact that a downturn in the overall national economy may have on these markets, could result in further reduced demand for office space. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a downturn in demand for office space in any one of our core markets could have a material impact on our ability to lease the office space in our portfolio and may adversely impact our financial results and our cash flows.

Provisions for losses of real estate investments may negatively affect our operating results.
     Under the relevant accounting rules, if we decide to sell one or more of our real estate assets, we are required to re-assess the fair value of those properties based on the anticipated cash flows that such properties will generate in light of the reduction of their holding period. In addition, with respect to our properties that we intend to continue to own, we also are required to assess the performance and prospects of each such property when events or changes in circumstances indicate that their “carrying value” (or book value) may not be recoverable. Based on reassessment, we are required to reflect on our financial statements the lower of either fair value or carrying value of these properties. To the extent that the carrying value of these properties exceeds their fair value, we are further required to recognize an impairment charge equal to such excess amount. As we continue to monitor the performance of our properties and implement our repositioning strategy in the future, we may recognize additional impairment charges that are significant, which would adversely affect our results of operations.
We may have difficulty selling our properties due to economic, tax and other reasons. As a result, we may not be able to sell our properties when appropriate and our repositioning strategy may be negatively impacted.
     We implemented a repositioning strategy pursuant to which we commenced selectively disposing of our non-core properties in core and non-core markets. As part of our repositioning strategy, we sold five properties during 2005. We intend to continue to pursue our repositioning strategy throughout 2006 and from time to time opportunistically sell other non-core properties as part of our overall business. However, real estate investments, especially large and high quality office properties like the ones that we own, can be difficult to sell quickly or at all, especially if market conditions are unfavorable. This may limit our ability to change our portfolio promptly in response to changes in economic or other conditions and continue to implement our repositioning strategy and could adversely affect our financial condition if we were, for example, unable to sell one or more of our properties in order to meet our debt obligations upon maturity. In addition, federal tax laws may impact our decisions to sell our properties. In this regard, under certain circumstances we could incur a 100% penalty tax upon the taxable sale of properties that we have owned for fewer than four years. In addition, until 2011, we are subject to federal income tax upon the sale of properties that we owned on January 1, 2001, which was the first day of our first year in which we were taxed as a REIT, but only up to the amount of any “built-in gain” that existed with respect to those properties as of January 1, 2001. Further, for 2006 and 2007, if we recognize net capital gain on the sale of our office properties, we are required to reimburse Trizec Canada Inc. and its affiliates for the 35% federal income tax withholding that would apply to the portion of the “net capital gain” distributed to Trizec Canada Inc. and its affiliates. Also, we have entered into “tax protection agreements” with joint venture partners that restrict our ability and impact our decision to sell certain affected properties in taxable transactions for defined periods of time. We may enter into more tax protection agreements in the future with respect to property acquisitions. These potential tax related costs and restrictions may affect our ability to sell properties in taxable transactions without adversely affecting returns to our stockholders. If we choose to sell our properties in tax-free exchanges we will generally not incur these tax costs, but we will be required to acquire additional properties subject to the same restrictions. These restrictions reduce our ability to anticipate and/or respond promptly to changes in the performance of our investments and could adversely affect our financial condition and results of operations.
Actual or perceived threat of terrorism may adversely affect operating results from our properties.
     Our portfolio is concentrated in large metropolitan areas, some of which have been or may be perceived to be subject to terrorist attacks, including New York, New York and Washington, D.C. Furthermore, many of our properties consist of high-rise buildings, which may also be subject to this actual or perceived threat, which could be heightened in the event that the U.S. engages in additional armed conflict. Some tenants in these markets may choose to relocate their businesses to other markets or to lower profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could have a material adverse affect on our ability to lease the office space in our portfolio and force us to lease our properties on less favorable terms. Furthermore, the implementation of increased security measures at our properties increases property costs, which, in some cases, we may not be able to fully pass on to tenants.
     In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. Each of these factors could have a material adverse impact on our operating results and cash flow, as well as the amount of our dividends. Please see “Risk Factors – Risk Relating to Our Business – Our insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations as well as our investment in our properties” below for a discussion of risks associated with our insurance for losses caused by acts of terrorism.
Compliance with our tax cooperation agreement for the benefit of Trizec Canada Inc. may limit our flexibility in making real estate investments and conducting our business.
     In connection with our 2002 corporate reorganization, we entered into a tax cooperation agreement with an affiliate of Trizec Canada Inc. Under this agreement, until December 31, 2007, we have agreed to continue to conduct our business activities taking into account the consequences to Trizec Canada Inc. and its affiliates under Canadian tax laws, as they may be amended from time to time. Compliance with this agreement may require us to conduct our business in a manner that may not always be the most efficient or effective because of potential adverse Canadian tax consequences to Trizec Canada Inc. and its affiliates. Furthermore, we may incur incremental costs due to the need to reimburse Trizec Canada Inc. and its affiliates for tax liabilities incurred by them as a result of our operations.
Our financial covenants could adversely affect our financial condition and results of operations.
     The financings secured by our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, our unsecured credit facility contains certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including debt ratios that we are required to maintain. These covenants, restrictions, requirements and other limitations reduce our flexibility in conducting our operations.
     We expect to utilize borrowings under the unsecured credit facility for working capital, liquidity, funds for dividends and to finance potential future acquisition and development activities. Our ability to borrow under the unsecured credit facility is subject to compliance with our financial and other covenants. If we are unable to borrow under the unsecured credit facility, or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted. If we breach covenants in a debt agreement, the lender can declare a default and require us to repay the debt immediately and, if the debt is secured, can take possession of the property securing the loan. In addition, some of our financings are cross-defaulted or cross-accelerated to our other indebtedness. A cross-default or cross-acceleration may give the lenders under those financings the right also to declare a default or accelerate payment of the loan.
Our degree of leverage may adversely affect our business and the market price of our common stock.
     At December 31, 2005, our leverage, which we define as the ratio of our mortgage debt and other loans to the sum of net debt and the book value of stockholders’ equity, was approximately 51.1%.
     Our degree of leverage could adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, developments or other general corporate purposes. Our degree of leverage could also make us more vulnerable to a downturn in our business or the economy generally. We do not currently have a policy limiting our degree of leverage, nor do our organizational documents contain such limits. We have entered into certain financial agreements that contain financial and operating covenants limiting our ability under certain circumstances to incur additional indebtedness. There is also a risk that a significant increase in the ratio of our indebtedness to the measures of asset value used by financial analysts may have an adverse effect on the market price of our common stock. In addition, as a result of the loan covenants described above, our leverage could reduce our flexibility in conducting our business and planning for, or reacting to, changes in our business and in the real estate industry.

If we are unable to manage our interest rate risk effectively, our cash flows and operating results may suffer.
     At December 31, 2005, we had approximately $286.8 million of debt outstanding subject to variable interest rates, and we may incur additional debt that bears interest at variable rates. Accordingly, if interest rates increase, our debt costs will also increase. To manage our overall interest rate risk, we enter into fixed rate loans and floating rate loans. We also enter into interest rate protection agreements consisting of swap contracts, forward-starting swap contracts and interest rate cap contracts in order to mitigate the effect of increasing rates on a portion of our floating rate debt and to lock in a maximum interest rate on anticipated future financing transactions. Developing an effective interest rate strategy, however, is complex, and no strategy can completely insulate us from the risks associated with interest rate fluctuations. Additionally, these arrangements may expose us to additional risks. Despite our hedging activities, we cannot assure you that we will be able to manage our interest rate risk effectively or that our variable rate exposure will not have a material adverse effect on our cash flows, operating results and cash available for distribution. Furthermore, our interest rate hedging arrangements may expose us to additional risks, including additional costs, such as transaction fees or breakage costs, or requirements to post collateral for hedges that may have decreased in value since execution. Although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty may fail to honor its obligations. We cannot assure you that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.
Our insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations.
     We carry insurance on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. Some risks to our properties, such as losses due to terrorism, earthquakes, floods and windstorms, are insured subject to policy limits which may not be sufficient to cover all of our losses. There are other types of losses, such as from acts of war or acts of bio-terrorism, for which coverage is not available in the market. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties, and we could be liable for mortgage indebtedness or other obligations related to the property. In addition, if any of our properties were to experience a catastrophic loss that was insured, it could still seriously disrupt our operations and revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to repair or rebuild a building after it has been damaged or destroyed. Additionally, it is possible that third-party insurance carriers would not be able to maintain reinsurance sufficient to cover any losses that may be incurred. Any such loss could materially and adversely affect our business and financial condition and results of operations.
     In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was enacted in November 2002, which established the Terrorism Risk Insurance Program to mandate that insurance carriers offer insurance covering physical damage from terrorist incidents certified by the U.S. government as foreign terrorist acts. Under TRIA, the federal government shares in the risk of loss associated with certain future terrorist acts. TRIA was scheduled to expire on December 31, 2005. However, on December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 was enacted, which extended the duration of TRIA until December 31, 2007, while expanding the private sector role and reducing the amount of coverage that the U.S. government is required to provide for insured losses.
     Our terrorism insurance program consists of coverage from third-party commercial insurers as well as wholly-owned subsidiaries that we have formed to act as captive insurance companies. Under the extended TRIA, if our third-party and wholly-owned captive insurers comply with TRIA, we have a per occurrence deductible of $1.1 million and retain responsibility for 10% of the cost of each nuclear, chemical and biological certified event up to a maximum of $50 million per occurrence. If the TRIA certified terrorism event is not found to be a nuclear, chemical or biological event, our 10% exposure is limited to the $1.1 million deductible. Our terrorism limit for TRIA certified events is $500 million and the federal government is obligated to cover the remaining 90% of the loss above the deductible up to $100 billion in the aggregate annually. We carry a limit of $200 million with a deductible of $1.0 million for non-TRIA certified terrorism. Since the limit with respect to our portfolio may be less than the value of the affected properties, terrorist acts could result in property damage in excess of our current coverage, which could result in significant losses to us due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Although we believe that our captive insurers are in compliance with TRIA, we cannot assure you that they are. Additionally, we cannot currently anticipate whether TRIA will be extended again and, even if it is, we cannot guarantee that our captive insurance companies will be in compliance with TRIA since future changes to the law could put them out of compliance. If a terrorist attack causes damage to any of our properties, and a determination is made that our insurance program is not in compliance with TRIA, we could be responsible for up to the entire loss of the property. Any such circumstance could have a material adverse effect on our financial condition and results of operations.
     In addition, we have to renew our insurance policies in most cases on an annual basis and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. Any material increase in insurance rates or decrease in available coverage in the future could adversely affect our results of operations and financial condition, which could cause a decline in the market value of our securities.
Fixed real estate costs may intensify revenue losses when income from our properties decreases.
     Our financial results depend primarily on leasing space in our office properties to tenants on terms favorable to us. Costs associated with real estate investments, such as real estate taxes, loan payments and maintenance and other operating costs, generally do not decrease even when a property is not fully occupied or other circumstances cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property, resulting in a reduction in revenues. Additionally, cash flow and income from the operations of our properties may be reduced if a tenant does not pay its rent. Under those circumstances, we might not be able to enforce our rights as landlord without delays, we may be unable to re-lease properties on favorable terms and we might incur substantial legal costs. Additionally, new properties that we may acquire or develop, including the portfolio of 13 office properties that we have announced that we intend to acquire from Arden, may not produce significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. Each of these circumstances can further reduce cash flows and operating results by requiring us to expend capital to cover our fixed real estate costs, thereby reducing the amount of our dividends.
Competition may adversely affect our ability to lease our properties, which may cause our cash flows and operating results to suffer.
     In seeking tenants for our properties we face significant competition from developers, operators and owners of office and mixed-use properties, as well as from existing tenants seeking to sublease their leased space. Substantially all of our properties face competition from similar properties in the same markets. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties, particularly if there is an oversupply of space available in the market. Additionally, these competitors may possess greater expertise or flexibility in designing space to meet prospective tenants’ needs. Competition for tenants could have a material adverse effect on our ability to lease our properties and on the rents that we may charge or concessions that we must grant and may increase tenant improvement and leasing costs. If our competitors adversely impact our ability to lease our properties, our cash flows and operating results may suffer, and consequently we may reduce the amount of our dividends.
We face significant competition for acquisitions which could adversely affect our growth strategy.
     Assuming we are able to obtain capital on commercially reasonable terms and the market conditions are favorable, we may selectively acquire new office properties in our core markets and other key locations as part of our growth and repositioning strategy. However, we face significant competition for attractive investment opportunities from other real estate investors, including both publicly traded and private REITs, investment banks, and institutional investment funds, some of whom may enjoy a lower cost of capital and therefore, a competitive advantage. This increase in competition for acquisitions over the last several years has caused a significant increase in prices for Class A office buildings in our markets and may continue to significantly increase the purchase price of new acquisitions which may prevent us from acquiring a desired property. This would in turn adversely affect our operating results and our growth and repositioning strategy.

We face various risks associated with acquisitions of properties.
     We have acquired, and will continue to acquire, office properties, both individually and as part of portfolios, as we execute our expansion and repositioning strategy. For example, we recently entered into an agreement to acquire a portfolio of 13 office properties and certain undeveloped land located in the Southern California market that is currently owned by Arden for an aggregate consideration of $1.63 billion, which represents a significant acquisition for us. This acquisition is subject to numerous conditions, including the satisfaction of the closing conditions of the merger transaction between Arden and GECC. The proposed acquisition of the Arden portfolio and other unrelated acquisition activities that we may engage in the future are subject to numerous risks. These properties may fail to perform as expected. For example, we may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or may be unable to quickly and efficiently integrate new acquisitions into our existing operations. This may cause disruptions in our operations or may divert management’s attention away from our day-to-day operations, which could harm our results of operations. Additionally, we may not succeed in leasing newly acquired properties at rents sufficient to cover their costs of acquisition and operations. We may also acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination or claims by tenants, vendors or other persons against the former owners of the properties. Each of these factors could have an adverse effect on our results of operations and financial condition.
Properties that we acquire may result in unknown liability and require us to pay a significant amount to contest or satisfy such liability, which would adversely affect our operating results.
     We may acquire properties that are subject to unknown liabilities or known liabilities but for which recourse is limited or nonexistent. If liabilities are asserted against us as a result of owning these properties, we may be required to pay a significant sum of money to contest or satisfy such liabilities, which would adversely affect our operating results. Examples of such liabilities may include:
•	liabilities for clean-up or remediation of environmental contamination;

•	claims by third parties for liabilities incurred in the ordinary course of business;

•	claims by tenants, vendors or other persons against the former owners of the properties; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
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
     We incur a significant amount of debt in the ordinary course of our business and in connection with acquisitions of real properties. We expect that we will repay only a small portion of the principal of our debt prior to maturity. We therefore plan to meet our maturing debt obligations partly with existing cash and available credit, cash flows from operations and sales of non-core assets, but primarily through the refinancing of maturing debt obligations with other debt. We are subject to risks normally associated with debt financing, and our ability to refinance our debt will depend on:
•	our financial position;

•	the estimated cash flow of our properties;

•	the value of our properties;

•	liquidity in the debt markets;

•	the availability on commercially acceptable terms of insurance coverage required by lenders;

•	general economic and real estate market conditions; and

•	financial, competitive, business and other factors, including factors beyond our control.
     We cannot assure you that any refinancing of debt with other debt will be possible on terms that are favorable or acceptable to us. If we cannot refinance, extend or pay principal payments due at maturity with the proceeds of other capital transactions, such as new equity capital, our cash flows will not be sufficient in all years to repay debt as it matures. Additionally, if we are unable to refinance our indebtedness on acceptable terms, or at all, we may need to dispose of one or more of our properties upon disadvantageous terms which might result in losses to us and which might adversely affect cash available for distributions to our stockholders. If we mortgage property to secure payment of indebtedness and are unable to meet mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases.
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
     We depend on the efforts of executive officers and other key personnel, particularly Timothy H. Callahan, our president and chief executive officer. If any of these individuals were to resign or were unable to serve, our operations could be adversely affected. Among the reasons that they are important to our success is that each has a national reputation which attracts business and investment opportunities and assists us in negotiations with lenders. Our regional executive officers also have strong regional reputations. Their reputations aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. We do not maintain key person life insurance on any of our officers. The loss of the services of any of these key personnel could adversely impact our relationships with potential tenants, lenders and industry personnel and if we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced personnel on acceptable terms, our business and prospects could be harmed. Further, loss of a key member of our senior management team could be negatively perceived in the capital markets, which could cause a decline in the market price of our common stock.
Environmental problems at our properties are possible and may be costly.
     We are subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws, we are exposed to liability primarily as a current or previous owner or operator of real property and, as such, we may be responsible for the cleanup or other remediation of contaminated property, which could result in substantial costs that could adversely affect our operating results and cash flow.
     Contamination for which we may be liable could include historic contamination, spills of hazardous materials in the course of our tenants’ regular business operations and spills or releases of petroleum or other hazardous substances. An owner or operator can be liable for contamination in some circumstances whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. In addition, the presence of contamination on property, or the failure to properly clean up or remediate such contamination when present, may materially and adversely affect our ability to sell or lease such contaminated property or to borrow using such property as collateral.
     As an owner and operator of real property, we are also subject to various environmental laws that regulate the use, generation, storage, handling, and disposal of any hazardous substances used in the ordinary course of our business, including those relating to the storage of petroleum in aboveground or underground storage tanks, and the use of any ozone-depleting substances in cooling systems.
     Asbestos-containing material is present in some of our properties. Federal regulations require building owners and operators to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials in their building. The regulations also set forth employee training and record keeping requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and operators may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials. The regulations may affect the value of a building containing asbestos-containing materials. Federal, state and local laws and regulations also govern the removal, release, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials, including the imposition of substantial fines.
     As a result of a 1980 merger, we have been named as a defendant in several asbestos-related personal injury lawsuits in Southern California in connection with exposure to asbestos-containing materials at various retail properties that the merged entity developed and/or constructed. It is possible that we will be named as a defendant in additional similar lawsuits in the future. The merged entity, of which we are the successor, carried insurance which did not exclude asbestos-related claims from its coverage. However, if we experience losses that are uninsured or that exceed policy limits, the amount of damages could be material and in such event, our operating results will be materially adversely affected.
     We cannot assure you that we currently know of all circumstances that may give rise to exposure to environmental liabilities under currently applicable laws. Furthermore, environmental laws and regulations can change rapidly, and we may become subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on our operating results or financial condition.
Additional regulations applicable to our properties could require us to make substantial expenditures to ensure compliance, which could adversely affect our cash flows and operating results.
     Our properties are, and properties that we may acquire in the future will be, subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. If we fail to comply with these requirements, governmental authorities may impose fines on us or private litigants may be awarded damages against us. New regulations or changes in existing regulations applicable to our properties may require us to make substantial expenditures to ensure regulatory compliance, which would adversely affect our cash flows and operating results.

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
Compliance or failure to comply with the Americans with Disabilities Act could result in substantial costs.
     Under the Americans with Disabilities Act of 1990, or ADA, and various state and local laws, all public accommodations and commercial facilities, including office buildings, must meet certain federal requirements related to access and use by disabled persons. Compliance with these requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such means of access. Noncompliance with the ADA or related laws or regulations could result in the imposition of fines by government authorities, the award to private litigants of damages against us or the incurrence of additional costs associated with bringing the properties into compliance.
     We do not have sole control over the properties that we hold with co-venturers or partners or over the revenues and certain decisions associated with those properties, which may limit our flexibility with respect to these investments.
     As of December 31, 2005, we owned interests in eight unconsolidated real estate joint ventures and one unconsolidated development joint venture. The office properties that we own through unconsolidated real estate joint ventures or partnerships totaled approximately 7.4 million square feet, with our ownership interest totaling approximately 3.7 million square feet. In addition, we owned interests in two consolidated real estate joint ventures totaling approximately 0.9 million square feet. A joint venture or partnership involves risks, including the risk that a co-venturer or partner:
•	may have economic or business interests or goals that are inconsistent with our economic or business interests or goals;

•	may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to our real estate investments (including actions that may be inconsistent with our REIT status);

•	may have to give its consent with respect to certain major decisions, including the decision to distribute cash, refinance a property or sell a property;

•	may become bankrupt, limiting its ability to meet calls for capital contributions and potentially making it more difficult to refinance or sell the property;

•	may become engaged in a dispute with us that might affect our ability to develop or operate a property; and

•	may have competing interests in our markets that could create conflict of interest issues.

     We do not have sole control of certain major decisions relating to the properties that we own through joint ventures, including decisions relating to:
•	the sale of the properties;

•	refinancing;

•	timing and amount of distributions of cash from such properties to us;

•	capital improvements; and

•	calling for capital contributions.
     In some instances, although we are the property manager for a joint venture, the other joint venturer retains approval rights over specific leases or our leasing plan. In addition, the sale or transfer of interests in some of our joint ventures and partnerships is subject to rights of first refusal or first offer, and some joint venture and partnership agreements provide for buy-sell or similar arrangements. Such rights may be triggered at a time when we may not want to sell but may be forced to do so because we may not have the financial resources at that time to purchase the other party’s interest. Such rights may also inhibit our ability to sell our interest in a property or a joint venture or partnership within our desired time frame or on any other desired basis. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures.
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
     We believe that we have qualified for taxation as a REIT since 2001. We intend to continue to meet the requirements for taxation as a REIT, but we cannot assure stockholders that we will qualify as a REIT. If we fail to qualify for taxation as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for dividend distributions due to the following reasons:
•	we will be subject to tax on our taxable income at regular corporate rates;

•	we will not be able to deduct, and will not be required to make, distributions to stockholders in any year in which we fail to qualify as a REIT;

•	we could be subject to federal alternative minimum tax and/or increased state and local taxes; and

•	unless we are entitled to relief under specific statutory provisions, we will be disqualified from taxation as a REIT for the four taxable years following the year during which we lost our qualification.
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
     Determination of REIT status is highly technical and complex. Even a technical or inadvertent mistake could endanger our REIT status. The determination that we qualify as a REIT requires an ongoing analysis of various factual matters and circumstances, some of which may not be within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws, and we are prohibited from owning specified amounts of debt or equity securities of some issuers. We are also required to distribute to shareholders at least 90% of our REIT taxable income, excluding capital gains. The fact that we hold some of our assets through joint ventures and our ongoing reliance on factual determinations, such as determinations related to the valuation of our assets, further complicate the application of the REIT requirements. Furthermore, the Internal Revenue Service, or IRS, could change tax laws and regulations or the courts may issue new rulings that make it more difficult or impossible for us to maintain REIT status. We cannot guarantee that we will continue to be qualified and taxed as a REIT because our qualification and taxation as a REIT will depend upon our ability to meet the requirements imposed under the Code, on an ongoing basis.

Risks Relating To Our Capital Stock
P.M. Capital Inc., a corporation controlled by Peter Munk, our chairman, maintains an ownership interest in Trizec Canada Inc. by which Mr. Munk will control the election of members of our board of directors until January 1, 2008.
     Mr. Munk, our chairman and the chairman of Trizec Canada Inc., controls P.M. Capital Inc. P.M. Capital Inc., through its ownership of Trizec Canada Inc.’s multiple voting shares, has a majority of the votes in elections of Trizec Canada Inc.’s board of directors and on other matters to be voted on by Trizec Canada shareholders. Trizec Canada Inc., through its indirect ownership of our common stock and special voting stock, has a majority of the votes in elections of our board of directors until January 1, 2008, provided that Trizec Canada Inc. or its subsidiaries hold our special voting stock until such time. Mr. Munk’s effective control of Trizec Canada Inc. will therefore enable him to elect our entire board of directors. Although a nominating committee composed of independent members of our board of directors nominates candidates for election to our board, until January 1, 2008, Mr. Munk may exercise his control over us to elect alternative candidates. Additionally, as long as Mr. Munk has this right to elect directors, he also has the power at any time, under Delaware law, to remove one or more directors.
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
     Our certificate of incorporation contains an ownership limitation that is designed to enable us to qualify in the future as a “domestically-controlled” REIT within the meaning of Section 897(h)(4)(B) of the Internal Revenue Code of 1986, as amended. This limitation restricts any person that is not a qualifying “U.S. person” (as defined in our certificate of incorporation) from beneficially owning our capital stock if that person’s holdings, when aggregated with shares of our capital stock beneficially owned by all other persons that are not qualifying “U.S. persons,” would exceed 45% by value of our issued and outstanding capital stock. Our certificate of incorporation defines “U.S. Person” for this purpose as a person that falls within at least one of the following 16 categories:
•	a U.S. citizen;

•	a U.S. resident individual;

•	an S corporation;

•	a partnership (including, a limited liability company, or other entity, that is classified as a partnership for U.S. federal income tax purposes) (i) that is created or organized in or under the laws of the United States or any State or the District of Columbia and (ii) at least 95% (by value) of the interests in which are owned by U.S. Persons;

•	a corporation or business trust (or other entity classified as a corporation for United States federal income tax purposes) (i) that is created or organized in or under the laws of the United States or any State or the District of Columbia and (ii) at least 95% (by value) of the shares, units or other ownership interests in which are owned by U.S. Persons;

•	an estate if (i) its income is subject to U.S. tax regardless of source and (ii) at least 95% of amounts distributable by it are distributable to U.S. Persons;

•	a registered investment company (as defined in Section 851 of the Code) that is offered for sale only in the United States;

•	a trust if (i) a court within the United States is able to exercise primary jurisdiction over its administration, (ii) one or more United States persons (as defined in Section 7701(a)(30) of the Code) have the authority to control all substantial decisions of the trust, and (iii) at least 95% of amounts distributable by it are distributable to U.S. Persons;

•	a corporation, fund, foundation or other organization organized under the laws of the United States or any State or the District of Columbia and that is generally exempt from tax therein and is described in Section 501(c)(3) of the Code;

•	a legal person organized under the laws of the United States or any State or the District of Columbia and that is generally exempt from tax therein and is established and maintained to provide pensions or other similar benefits in connection with employment pursuant to a plan (including, without limitation, (i) a trust described in Section 401(a) of the Code and (ii) an “eligible deferred compensation plan” as defined in Section 457 of the Code in respect of which the employer is a U.S. Person);

•	a simplified employee pension plan described in Section 408(k) of the Code, an individual retirement account, an account described in Section 408(p) of the Code, an annuity plan described in Section 403 of the Code, and any similar plan permitted under the Code in respect of individual retirement benefits or similar benefits, provided that in each case at least 95% of all amounts payable under such plan are payable to U.S. Persons;

•	a group trust in which assets of persons described in paragraph (10) or (11) above are pooled;

•	a Keogh plan, provided that at least 95% of all amounts payable under such plan are payable to U.S. Persons;

•	a governmental entity consisting of any of: (a) any governing body of the United States, or of a political subdivision or local authority of the United States; (b) a person that is wholly owned, directly or indirectly, by the United States or a political subdivision or local authority of the United States provided (i) it is created or organized in or under the laws of the United States, or of any State or the District of Columbia, (ii) its earnings are credited to its own account with no portion of its income inuring to the benefit of any private person, and (iii) its assets vest in the United States or a political subdivision or local authority of the United States upon dissolution; or (c) a pension trust or fund of a person described in subparagraph (a) or (b) that is created or organized in or under the laws of the United States or of any State or of the District of Columbia and that is constituted and operated exclusively to administer or provide pension benefits to individuals in respect of services rendered to such person in the discharge of functions of a governmental nature;

•	a “common trust fund” as defined in Section 584 of the Code or separate account, respectively, (i) established by a bank or insurance company, respectively, organized in the United States or under the laws of the United States or any State or the District of Columbia and (ii) at least 95% (by value) of the interests in which are owned by U.S. Persons; or

•	an investment club or similar entity (i) that is created or organized in or under the laws of the United States or any State or the District of Columbia and (ii) at least 95% (by value) of the interests in which are owned by U.S. Persons.
     As a result of our enforcement of this ownership limitation, persons other than qualifying U.S. Persons are effectively excluded from the market for our common stock. Moreover, beneficial holders of 2% or more of our outstanding stock are required to provide certain information to us on an ongoing basis in order to avoid the presumption that such beneficial holder is not a qualifying U.S. Person, and we intend to request similar information from persons holding 1% or more of Trizec common stock. The inability of holders of our common stock to sell their shares to persons other than qualifying U.S. Persons may adversely affect the market price of our common stock.
Changes in market conditions could adversely affect the market value of our securities.
     As with other publicly traded equity securities, the market value of our securities depends on various market conditions which may change from time to time. Among the market conditions that may affect the market value of our securities are the following:

•	the extent of investor interest in us;

•	the general reputation of REITs and the attractiveness of our equity securities (including anticipated levels of distribution) in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	national economic conditions;

•	government action or regulation, including changes in tax law;

•	our financial performance and the perceived attractiveness of our portfolio of assets; and

•	general stock market conditions.
     We believe the market value of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash available for distribution. Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock. If our future earnings or cash available for distribution is less than expected, it is likely that the market price of our securities will decline.
Higher market interest rates and low trading volume may adversely affect the market price of our common stock.
     One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the dividend with respect to such REIT’s shares as a percentage of the price of those shares, relative to market interest rates. If market interest rates go up, prospective purchasers of shares of our common stock may require a higher yield on our common stock. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could adversely affect the market price of our common stock. In addition, although our common stock is listed on the New York Stock Exchange, the daily trading volume of our shares may be lower than the trading volume for other industries. As a result, our investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of the shares.
The sale or availability for sale of approximately 60 million shares of our common stock owned indirectly by Trizec Canada Inc. or shares of our common stock that may be issued hereafter could adversely affect the market price of our common stock.
     Trizec Canada Inc. currently owns, directly or indirectly, approximately 60 million shares of our common stock. Substantially all of its interest in us is owned through an indirect, wholly-owned Hungarian subsidiary and a small number of shares are owned directly by Trizec Canada Inc. Dispositions of this common stock may occur in the following circumstances:
•	Trizec Canada Inc. shareholders will have the right to redeem their shares from time to time, and Trizec Canada Inc. will have the option of satisfying these redemptions with shares of our common stock held by the Hungarian subsidiary; and

•	Trizec Canada Inc. may cause the Hungarian subsidiary to dispose of some or all of the shares of our common stock held by the Hungarian subsidiary at any time for any reason. In this regard, it should be noted that it is expected that we will qualify as a “domestically-controlled” REIT in mid to late 2007, at which time the Hungarian subsidiary could sell its shares of our common stock without incurring U.S. federal income tax liability with respect to such stock.

     We may issue additional shares of our common stock:
•	upon exercises of our stock options and warrants; and

•	upon conversions of our Class F convertible stock (for additional information on the conversion of our Class F convertible stock, see “Risk Factors—The issuance of additional shares of our common stock pursuant to the terms of our Class F convertible stock may dilute your interest in our company and adversely affect the market price of our common stock” below).
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

Dividends payable on our special voting stock may decrease the amount of our dividends on our common stock and there may be an increase in the amount of dividends on our special voting stock as a result of anticipated changes in the U.S.-Hungary income tax treaty or as a result of restructuring by Trizec Canada Inc.
     Trizec Canada Inc. currently owns, directly and indirectly, approximately 38.3% of our common stock. Substantially all of the 38.3% interest is owned through an indirect, wholly-owned Hungarian subsidiary and a small number of shares are owned directly by Trizec Canada Inc. The Trizec Canada Inc. subsidiaries will be subject to taxes, expected to be only U.S. and Hungarian cross-border withholding taxes, in respect of dividends paid by us to Trizec Canada Inc. and the Hungarian subsidiary and by the Hungarian subsidiary to Trizec Canada Inc.
     The Hungarian subsidiary currently holds all of our special voting stock. As the holder of this stock, the Hungarian subsidiary generally is entitled to dividends from us that, when aggregated with dividends received by the Hungarian subsidiary on our common stock and after deducting related non-Canadian taxes, including the withholding taxes described above, will equal the dividends received by our U.S. stockholders on our common stock on a per share basis, subject to certain caps and adjustments as set forth in our Charter. Dividends on our special voting stock will be payable only in connection with common stock dividends paid by us prior to December 2007.
     The U.S.-Hungary income tax treaty generally provides for a reduced rate of U.S. cross-border withholding taxes applicable to dividends paid by us to the Hungarian subsidiary. The income tax treaty is currently being renegotiated. We expect that as a result of the renegotiation, the effective rate of U.S. and Hungarian cross-border withholding taxes required to be paid on the aforementioned common stock and special voting stock ordinary income dividends could increase from approximately 5% to approximately 30%. We do not presently know how long the renegotiation process will take. If, however, an increased tax rate took effect at any time prior to the expiration of the dividend right on our special voting stock, any dividends paid on our special voting stock would increase, thereby decreasing the amount available for dividends on our common stock.
     In addition, Trizec Canada Inc. may cause the Hungarian subsidiary to transfer all or a portion of our stock that it holds to another Trizec Canada Inc. affiliate, in which case an ordinary income dividend payable on the special voting stock would be determined based at least in part on the rate of the applicable cross-border withholding taxes to which that affiliate is subject. Such withholding taxes may be at a higher rate than the withholding taxes currently applicable. There can be no assurance as to when such transfer will be consummated and it could occur at any time. If such a transfer was consummated prior to the expiration of the dividend right on our special voting stock, the applicable rate of U.S. federal withholding would be approximately 30% for ordinary income dividends paid after the date of such transfer, rather than the currently applicable rate of 5%. As described above, such an increase would decrease the amount available for dividends on our common stock.
The issuance of additional shares of our common stock pursuant to the terms of our Class F convertible stock may dilute your interest in our company and adversely affect the market price of our common stock.
     In order that Trizec Canada Inc. and its subsidiaries, on the one hand, and our other stockholders, on the other hand, will share ratably any FIRPTA tax, as described below, that Trizec Canada Inc. and its affiliates may incur, we issued to Trizec Canada Inc. Class F convertible stock. Under the terms of the Class F convertible stock, this stock is convertible into shares of our common stock if Trizec Canada Inc. or its affiliates or their subsidiaries incur FIRPTA tax and any related costs, interest and penalties in connection with:
•	the 2002 corporate reorganization; or

•	specified future transactions or events that allow for the conversion of our Class F convertible stock into common stock, including:
–	dispositions of our common stock in connection with major corporate transactions or events, such as mergers, requiring the approval of a specified portion of our common stockholders or the tendering of a specified portion of our common stock to affect those transactions or events; and

–	transactions or events during a specified period after the end of the five-year period ending in 2007, after which it is expected that we will qualify as a “domestically-controlled” REIT.

     In general, a foreign corporation disposing of a U.S. real property interest, including shares of U.S. corporations whose principal assets are U.S. real estate, is subject to a tax, known as FIRPTA tax, equal to 35% of the gain recognized on the disposition of that property interest. If, however, the interest being disposed of is an interest in a REIT that qualifies as a “domestically-controlled” REIT within the meaning of Section 897(h)(4)(B) of the Code, no such FIRPTA tax is payable. We will qualify as a “domestically-controlled” REIT only if less than 50% of our capital stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of the disposition.
     If Trizec Canada Inc. or its affiliates incur FIRPTA tax in connection with the circumstances discussed above, our Class F convertible stock will be convertible into additional shares of our common stock in an amount sufficient to fund the payment of the FIRPTA tax, plus reasonable costs and expenses in connection with the payment of the tax. If we are required to issue additional shares of our common stock pursuant to the terms of our Class F convertible stock, all shares of our common stock, including those held indirectly by Trizec Canada Inc., would suffer immediate dilution, which could be substantial. In addition, the sale of our common stock by Trizec Canada Inc. or its subsidiaries to fund the payment of FIRPTA tax in the circumstances discussed above may adversely affect the market price of our common stock. We do not believe that Trizec Canada Inc. and its affiliates should incur a material amount of FIRPTA tax in connection with any of the transfers made as part of our 2002 corporate reorganization. We cannot assure you, however, that no material amount of FIRPTA tax would be payable in connection with such transfers.
     We cannot assure you that we will not undertake any transactions or that no events will take place during the five-year period required for our qualification as a “domestically-controlled” REIT that would result in the conversion of Class F convertible stock. If any such transactions or events were to take place at such time, Trizec Canada Inc. or its subsidiaries might incur at least some amount of FIRPTA tax. Furthermore, the existence of our Class F convertible stock may have the effect of inhibiting or impeding a change of control over us or a tender offer for our common stock.
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
     The maximum tax rate on certain corporate dividends received by individuals through December 31, 2008 has been reduced to 15%. This change has reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and shareholder levels) that had generally applied to non-REIT corporations but not to REITs. REIT dividends are not eligible for the new, lower income tax rates, except in certain circumstances where the dividends are attributable to income that has been subject to corporate-level tax. This legislation could cause individual investors to view stock in non-REIT corporations that pay dividends as more attractive than stock in REITs generally, which may negatively affect the value of our common stock. We cannot predict what effect, if any, the reduction in the tax rate on certain non-REIT dividends may have on the value of our stock, either in terms of price or relative to other potential investments.

We might have to pay federal income taxes with respect to past years or we might have to pay additional distributions to our shareholders as a result of a current Internal Revenue Service Audit of us and certain of our subsidiaries.
     In the first quarter of 2006, the Internal Revenue Service commenced an audit of certain federal income tax returns of Trizec Properties, Inc. and certain of our subsidiaries. Currently, the IRS has indicated its intention to audit returns for certain REIT years and at least one non-REIT year. At the current stage of the audit, we are unable to predict whether any adjustments to our tax returns will be required, and, if so, what the amount of such adjustments would be, or whether any such adjustments would cause us to incur a corporate federal income tax liability if related to a non-REIT year or would require us to make additional distributions to shareholders to eliminate REIT taxable income or non-REIT earnings and profits, or both. Accordingly, we cannot predict whether any adjustment resulting from the IRS audit would have a material adverse impact on our cash flows and our operating results.
Even if we qualify as a REIT, we are required to pay some taxes, which may result in less cash available for distribution to stockholders.
     Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, state and local taxes on our income and property. We were a “C” corporation prior to our first REIT year in 2001 and we still own interests in appreciated assets that we held before the REIT conversion. If such appreciated property is sold prior to January 1, 2011, we generally will be subject to tax at regular corporate rates on the built-in gain in that property at the time of the REIT conversion. The total amount of gain on which we can be taxed is limited to the excess of the aggregate fair market value of our assets on January 1, 2001 over the adjusted tax bases of those assets at that time. If incurred, this tax could be material. As a result, we might decide to seek to avoid a taxable disposition prior to January 1, 2011, of any significant asset owned by us at the time of the REIT conversion. This could be true with respect to a particular disposition even if the potential disposition would be advantageous if it were not for the potential tax liability. We are not, however, obligated to avoid dispositions of our built-in gain assets. If we are subject to tax due to the sale of a built-in gain asset, as described above, or are subject to tax in certain other circumstances, a portion of the dividends paid by us to our stockholders who are taxed as individuals during the following year may be subject to tax at reduced capital gain rates, rather than at ordinary income rates. We also may be subject to the “alternative minimum tax” under some circumstances.
     Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
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
     In addition, we may have to pay some state or local income taxes because not all states and localities treat REITs the same as they are treated for federal income tax purposes. From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for payment of dividends.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The supply of, and demand for, office space affect the performance of our office property portfolio. Macroeconomic conditions, such as current and expected economic trends, business and consumer confidence and employment levels, drive this demand.
     Over the next several years, we plan to continue to concentrate our capital on our core markets and to exit selectively from investments in our secondary markets in an orderly fashion as we have done in the past. In addition, we will continue to dispose of certain non-core properties located in our core markets, including some of the properties that we may acquire in the Arden portfolio transaction, as part of our capital recycling strategy. We expect principally to redeploy proceeds from sales into debt repayment and investment in Class A office buildings in our core markets. We consider Class A office buildings to be buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates and that are modern structures or have been modernized to compete with newer buildings.
     Our Properties
     The following table sets forth key information as of December 31, 2005 with respect to our office properties. The economic interest of our owning entity is 100% unless otherwise noted. The total occupancy rates for the markets and portfolio as a whole in the table are weighted based on owned area.

		Year of		Owned	Occupancy
		completion/	Total area	area	weighted on
Name (Ownership)(1)	Location	renovation	(sq. ft.)	(sq. ft.)	owned area (2)

Core Markets
Atlanta
Interstate North Parkway	Atlanta, GA	1973/84/01	955,000	955,000	91.3%
Colony Square	Atlanta, GA	1970/73/95	837,000	837,000	88.3%
The Palisades	Atlanta, GA	1981/83/99	627,000	627,000	90.1%
One Alliance Center	Atlanta, GA	2001	558,000	558,000	99.9%
Midtown Plaza	Atlanta, GA	1984/85	504,000	504,000	87.7%

Total – Atlanta	(5 properties)		3,481,000	3,481,000	91.2%
Chicago
Two North LaSalle	Chicago, IL	1979/00	692,000	692,000	96.3%
10 South Riverside	Chicago, IL	1965/99	685,000	685,000	93.1%
120 South Riverside	Chicago, IL	1967/99	685,000	685,000	81.3%
550 West Washington	Chicago, IL	2000	372,000	372,000	70.1%

Total – Chicago	(4 properties)		2,434,000	2,434,000	87.1%
Dallas
Renaissance Tower	Dallas, TX	1974/92	1,739,000	1,739,000	86.5%
Bank One Center (50%)	Dallas, TX	1987	1,531,000	765,000	84.6%
Galleria Towers I, II and III	Dallas, TX	1982/85/91	1,418,000	1,418,000	89.6%
Plaza of the Americas (50%)	Dallas, TX	1980	1,176,000	588,000	68.4%

Total – Dallas	(4 properties)		5,864,000	4,510,000	84.8%
Houston
Allen Center	Houston, TX	1972/78/80/95	3,184,000	3,184,000	88.5%
Cullen Center
Continental Center I	Houston, TX	1984	1,098,000	1,098,000	75.2%
Continental Center II	Houston, TX	1971	449,000	449,000	87.4%
Kellogg Brown & Root Tower (50%)	Houston, TX	1978	1,048,000	524,000	84.1%
500 Jefferson	Houston, TX	1962/83	390,000	390,000	73.1%

Total – Houston	(5 properties)		6,169,000	5,645,000	84.3%

		Year of		Owned	Occupancy
		completion/	Total area	area	weighted on
Name (Ownership)(1)	Location	renovation	(sq. ft.)	(sq. ft.)	owned area (2)

Los Angeles Area
Bank of America Plaza	Los Angeles, CA	1974	1,422,000	1,422,000	90.8%
Ernst & Young Plaza	Los Angeles, CA	1985	1,245,000	1,245,000	88.7%
Figueroa at Wilshire	Los Angeles, CA	1990	1,039,000	1,039,000	89.4%
Marina Towers (50%)	Los Angeles, CA	1971/76	381,000	191,000	87.3%
Landmark Square	Long Beach, CA	1991	443,000	443,000	86.1%

Total – Los Angeles Area	(5 properties)		4,530,000	4,340,000	89.2%
New York Area
One New York Plaza	New York, NY	1970/95	2,458,000	2,458,000	95.6%
The Grace Building (50%)	New York, NY	1971/02	1,518,000	758,000	99.3%
1411 Broadway (50%)	New York, NY	1970	1,146,000	572,000	97.6%
1065 Ave. of the Americas (99%)	New York, NY	1958	665,000	659,000	92.6%
1460 Broadway (50%)	New York, NY	1951/00	215,000	107,000	100.0%
Newport Tower	Jersey City, NJ	1990	1,061,000	1,061,000	76.1%

Total – New York Area	(6 properties)		7,063,000	5,615,000	92.3%
Washington, D.C. Area
1200 K Street, N.W.	Washington, D.C.	1992	389,000	389,000	98.4%
2000 L Street, N.W.	Washington, D.C.	1968/98	383,000	383,000	98.8%
Victor Building (50%)	Washington, D.C.	2000	343,000	172,000	99.8%
2001 M Street (98%)	Washington, D.C.	1987	229,000	224,000	100.0%
1225 Connecticut, N.W.	Washington, D.C.	1968/94	217,000	217,000	98.0%
1400 K Street, N.W.	Washington, D.C.	1982/02	189,000	189,000	96.9%
1250 Connecticut, N.W.	Washington, D.C.	1964/96	172,000	172,000	93.9%
1250 23rd Street, N.W.	Washington, D.C.	1990	116,000	116,000	100.0%
2401 Pennsylvania	Washington, D.C.	1991	77,000	77,000	93.6%

Washington, D.C.	(9 properties)		2,115,000	1,939,000	98.1%

Bethesda Crescent	Bethesda, MD	1987	269,000	269,000	86.2%
Silver Spring Metro Plaza	Silver Spring, MD	1986	688,000	688,000	97.6%

Suburban Maryland	(2 properties)		957,000	957,000	94.4%

Two Ballston Plaza	Arlington, VA	1988	223,000	223,000	99.9%
1550 Wilson Boulevard	Arlington, VA	1983	136,000	136,000	84.2%
1560 Wilson Boulevard	Arlington, VA	1987	126,000	126,000	69.6%
12010 Sunrise Valley Drive	Reston, VA	1980	238,000	238,000	0.0%
One Reston Crescent	Reston, VA	2000	185,000	185,000	100.0%
Sunrise Tech Park	Reston, VA	1983/85	315,000	315,000	100.0%

Northern Virginia	(6 properties)		1,223,000	1,223,000	75.6%

Total – Washington, D.C. Area	(17 properties)		4,295,000	4,119,000	90.6%

Secondary Markets
Charlotte
Bank of America Plaza	Charlotte, NC	1974	891,000	891,000	99.3%
First Citizens Plaza	Charlotte, NC	1985	477,000	477,000	89.5%

Total – Charlotte	(2 properties)		1,368,000	1,368,000	95.9%
Minneapolis
Northstar Center	Minneapolis, MN	1916/62/86	813,000	813,000	71.6%

Total – Minneapolis	(1 property)		813,000	813,000	71.6%
Tulsa
Williams Center I & II	Tulsa, OK	1982/83	770,000	770,000	82.8%

Total – Tulsa	(1 property)		770,000	770,000	82.8%

Total	(50 properties)		36,787,000	33,095,000	88.2% (3)

(1)	The economic interest of our owning entity is 100% unless otherwise noted.

(2)	Total occupancy as shown is weighted average based on owned area.

(3)	The occupancy for the consolidated properties was 88.2%. The occupancy for the unconsolidated real estate joint venture properties which is based on total area was 88.3%.

     Geographic Diversity
     At December 31, 2005, we had ownership interests in a total portfolio of 50 office properties comprising approximately 36.8 million square feet of total area. Of our 50 office properties, 42 office properties comprising approximately 29.4 million square feet are consolidated and eight office properties comprising approximately 7.4 million square feet are unconsolidated real estate joint venture properties. Based on owned area, our 50 office properties comprise approximately 33.1 million square feet. Our office properties are primarily concentrated in seven core markets in the United States, located in the following major metropolitan areas: Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Houston, Texas; Los Angeles, California; New York, New York; and Washington, D.C. We believe that our geographically diversified asset base makes it more likely that we will be able to generate sustainable cash flows throughout the various phases of economic cycles than if we were less diversified.
     At December 31, 2005, the occupancy of our 50 office properties was approximately 88.2% based on total area. Occupancy of our 42 consolidated office properties was approximately 88.2% and occupancy of our eight unconsolidated real estate joint venture properties was approximately 88.3%. Based on owned area, our 50 office properties were approximately 88.2% occupied.
     The following table summarizes the major city focus and geographic distribution of our office property portfolio at December 31, 2005.
Office Portfolio Summary
(At December 31, 2005)

	OWNED AREA
				Occupancy at	In-Place
		Market Distribution		December 31,	Gross Rent
	Properties	Sq. Ft. (‘000’s)	Percentage	2005	($ per Sq. Ft.) (1)
Core Markets
Atlanta	5	3,481	11%	91.2%	$22.70
Chicago	4	2,434	7%	87.1%	27.90
Dallas	4	4,510	14%	84.8%	19.30
Houston	5	5,645	17%	84.3%	20.20
Los Angeles Area	5	4,340	13%	89.2%	29.60
New York Area	6	5,615	17%	92.3%	35.00
Washington D.C. Area	17	4,119	12%	90.6%	31.00

Total Core Markets	46	30,144	91%	88.5%	$26.70

Secondary Markets
Charlotte	2	1,368	4%	95.9%	$19.40
Minneapolis	1	813	3%	71.6%	11.90
Tulsa	1	770	2%	82.8%	13.60

Total Secondary Markets	4	2,951	9%	85.8%	$16.40

Total Office Properties	50	33,095	100%	88.2%	$25.80

	TOTAL AREA
				Occupancy at	In-Place
		Market Distribution		December 31,	Gross Rent
	Properties	Sq. Ft. (‘000’s)	Percentage	2005	($ per Sq. Ft.) (1)
Consolidated Properties	42	29,429	80%	88.2%	$25.10
Unconsolidated Real Estate Joint Venture Properties	8	7,358	20%	88.3%	32.10

Total Office Properties	50	36,787	100%	88.2%	$26.50

(1)	Based on owned area that is occupied. Represents average current in-place base rents, including expense reimbursements. Excludes straight-line rent.

     Lease Profile
     The following table summarizes scheduled annual office lease expiration by major city.
Scheduled Annual Expirations of Office Leases(1)
(At December 31, 2005)

	2006 Expirations				2007 Expirations				2008 Expirations
	000s				000s				000s
	sq. ft.	%	$ psf	%	sq. ft.	%	$ psf	%	sq. ft.	%	$ psf	%

Core Markets
Atlanta	414	11.9%	$23.20	13.3%	534	15.3%	$22.32	16.5%	345	9.9%	$23.22	11.1%
Chicago	368	15.1%	25.86	16.1%	62	2.5%	29.86	3.1%	41	1.7%	32.03	2.2%
Dallas	286	6.3%	20.41	7.9%	667	14.8%	18.01	16.3%	361	8.0%	20.15	9.9%
Houston	314	5.6%	20.51	6.7%	580	10.3%	19.81	12.0%	579	10.3%	23.38	14.1%
Los Angeles Area	654	15.1%	34.37	19.6%	187	4.3%	26.53	4.3%	354	8.2%	30.22	9.3%
New York Area	281	5.0%	39.27	6.1%	237	4.2%	36.61	4.8%	239	4.3%	39.82	5.2%
Washington, D.C. Area	332	8.1%	31.95	9.2%	583	14.2%	35.59	17.9%	444	10.8%	33.31	12.8%

Total Core Markets	2,649	8.8%	$28.51	10.6%	2,850	9.5%	$25.14	10.1%	2,363	7.8%	$27.57	9.1%

Secondary Markets	889	30.1%	17.30	37.0%	271	9.2%	17.52	11.4%	309	10.5%	16.51	12.3%

Total – Owned Area	3,538	10.7%	$25.69	12.1%	3,121	9.4%	$24.48	10.1%	2,672	8.1%	$26.29	9.3%

Consolidated Properties	3,212	10.9%	$25.25	12.4%	2,846	9.7%	$24.40	10.7%	2,473	8.4%	$25.53	9.7%

Unconsolidated JV Properties	659	9.0%	$30.11	9.5%	558	7.6%	$25.47	6.8%	404	5.5%	35.82	6.9%

Total Area	3,871	10.5%	$26.08	11.7%	3,404	9.3%	$24.57	9.7%	2,877	7.8%	$26.97	9.0%

	2009 Expirations				2010 Expirations
	000s				000s
	sq. ft.	%	$psf	%	sq. ft.	%	$psf	%

Core Markets
Atlanta	374	10.7%	$21.89	11.4%	314	9.0%	$23.10	10.1%
Chicago	27	1.1%	25.18	1.1%	155	6.4%	32.64	8.6%
Dallas	301	6.7%	21.67	8.8%	497	11.0%	23.11	15.6%
Houston	221	3.9%	21.94	5.0%	967	17.1%	19.41	19.5%
Los Angeles Area	112	2.6%	30.45	3.0%	431	9.9%	31.34	11.8%
New York Area	760	13.5%	31.70	13.3%	395	7.0%	36.50	7.9%
Washington, D.C. Area	497	12.1%	31.41	13.5%	243	5.9%	33.37	7.0%

Total Core Markets	2,292	7.6%	$27.64	8.9%	3,002	10.0%	$26.18	11.0%

Secondary Markets	172	5.8%	16.28	6.7%	158	5.4%	14.44	5.5%

Total – Owned Area	2,464	7.4%	$26.85	8.8%	3,160	9.5%	$25.60	10.7%

Consolidated Properties	2,292	7.8%	$26.43	9.3%	2,761	9.4%	$24.41	10.3%

Unconsolidated JV Properties	346	4.7%	$32.61	5.4%	806	11.0%	$33.91	13.1%

Total Area	2,638	7.2%	$27.24	8.4%	3,567	9.7%	$26.56	11.0%

(1)	Expiring rental rates per square foot represent base rents at time of expiry plus current expense reimbursements and exclude straight-line rent.
     Over the next five years, beginning in 2006, scheduled lease expirations in our office portfolio average approximately 8.9% annually, based on our total portfolio, approximately 9.0% based on our owned area and approximately 9.2% on a consolidated basis.
     In 2005, based on total area, we leased approximately 5.9 million square feet of new and renewal space. Leases expired at an average gross rental rate of approximately $25.50 per square foot and were generally being signed at an average gross rental rate of approximately $25.04 per square foot.

     In 2005, based on owned area, we leased approximately 5.3 million square feet of new and renewal space. Leases expired at an average gross rental rate of approximately $24.58 per square foot and were generally being signed at an average gross rental rate of approximately $23.81 per square foot.
     In 2005, on a consolidated basis, we leased approximately 4.7 million square feet of new and renewal space. Leases expired at an average gross rental rate of approximately $23.47 per square foot and were generally being signed at an average gross rental rate of approximately $22.27 per square foot.
     Over the last three years, we have leased approximately 17.0 million square feet of new and renewal space, based on our owned area. Occupancy for the entire portfolio based on owned area was approximately 88.2% at December 31, 2005, down from approximately 89.5% at December 31, 2004.
     Tenant Diversity
     Our diversified tenant base adds to the durability of our future cash flow. The following table summarizes the breadth and diversity by industry of the approximately 1,840 tenants in the portfolio at December 31, 2005.

Industry	% Owned Area

Banking/Securities Brokers	20%
Legal Services	13%
Oil and Gas	7%
Computers/Communications	6%
Miscellaneous Business Services	6%
Wholesale/Retailers	5%
Insurance/Non-Bank Financial	5%
Government	4%
Accounting	4%
Engineering and Architectural	4%
     This large tenant base and strong position in key markets allows us to take advantage of economies of scale and drive internal growth in the areas of parking, telecommunications and antennas, specialty retail leasing, signage and branding opportunities, energy and national purchasing contracts.
     Based on owned area, our ten largest tenants accounted for approximately 23.9% of our in-place base rents, including expense reimbursements, and excluding straight-line rent adjustments, for the year ended December 31, 2005. No single tenant accounted for more than approximately 5.9% of our in-place base rents, including expense reimbursements, and excluding straight-line rent adjustments, for the year ended December 31, 2005. The following table sets forth information concerning our ten largest tenants at December 31, 2005.

	% Rental
Top Ten Tenants by Rental Revenue	Revenue(1)	% Owned Area

Wachovia Securities Financial Holdings	5.9%	4.3%
GSA	3.5%	2.5%
The Goldman Sachs Group	2.6%	1.7%
Bank of America	2.1%	2.4%
Continental Airlines	2.0%	2.2%
Fried, Frank, Harris	1.8%	1.1%
Ernst & Young	1.8%	1.1%
Devon Energy Corporation	1.7%	1.6%
The Capital Group Corporation	1.3%	1.0%
Bank of the West	1.2%	0.7%

Total Top Ten Tenants	23.9%	18.6%

(1)	Represents current in-place base rents, including expense reimbursements, and excluding straight-line rent.

     Our Top Office Properties
     The following table summarizes our top ten properties based on contribution to our rental revenue for the year ended December 31, 2005. All of the properties in the table are 100% owned unless otherwise indicated.

Top Ten Properties by		% Rental
Rental Revenue Contribution		Revenue(1)	% Owned Area

One New York Plaza	New York, NY	9.6%	7.4%
Allen Center	Houston, TX	8.7%	9.6%
Bank of America Plaza	Los Angeles, CA	5.4%	4.3%
Figueroa at Wilshire(2)	Los Angeles, CA	4.4%	3.1%
The Grace Building (50%)	New York, NY	4.3%	2.3%
Ernst & Young Plaza	Los Angeles, CA	3.7%	3.8%
Galleria Towers	Dallas, TX	3.6%	4.3%
Renaissance Tower	Dallas, TX	3.5%	5.3%
Newport Tower	Jersey City, NJ	3.1%	3.2%
1411 Broadway (50%)	New York, NY	3.0%	1.7%

Total Top Ten Properties		49.3%	45.0%

(1) Represents base rent plus expense reimbursements and includes straight-line rent.

(2) Figueroa at Wilshire represents annualized rent since date of acquisition.
Unsecured Credit Facility
     In June 2004, we retired our $350.0 million revolving credit facility and entered into a $750.0 million unsecured credit facility with a group of banks (the “2004 Unsecured Credit Facility”). The 2004 Unsecured Credit Facility consisted of a $600.0 million revolving component and a $150.0 million term component, bore interest at LIBOR plus a spread of 1.15% to 2.0% based on our total leverage, and was scheduled to mature in June 2007. In October 2005, we and the lenders under the 2004 Unsecured Credit Facility agreed to amend and restate the 2004 Unsecured Credit Facility (the “2005 Unsecured Credit Facility”). Among other things, the lenders agreed to convert the facility to a $750.0 million revolver with no term component, reduce the interest rate on borrowings and extend the term through October 2008. The 2005 Unsecured Credit Facility bears interest at LIBOR plus a spread of 0.95% to 1.65% based on our total leverage. Interest will be calculated periodically on the borrowings outstanding under the 2005 Unsecured Credit Facility on a variable rate basis. The 2005 Unsecured Credit Facility is available for our general corporate purposes, including dividends and distributions to our stockholders, subject to certain restrictions on our making any such dividends or distributions. In addition, we must pay to the lenders a fee based on the unused portion of the credit facility.
     The amount of the 2005 Unsecured Credit Facility available to be borrowed at any time is determined by the encumbered properties we, or our subsidiaries that may from time to time guarantee the unsecured credit facility, own that satisfy certain conditions of eligibility. These conditions are common for unsecured credit facilities of this nature. As of December 31, 2005, the amount eligible to be borrowed under the 2005 Unsecured Credit Facility was approximately $750.0 million, of which $347.0 million was outstanding. During 2006, the amount available for us to borrow under the 2005 Unsecured Credit Facility will likely fluctuate. The capacity under the 2005 Unsecured Credit Facility may decrease as we sell or place permanent financing on assets currently supporting the facility. In addition, the capacity under the 2005 Unsecured Credit Facility may decrease if assets no longer meet certain eligibility requirements. During 2006, we expect the outstanding balance to fluctuate. The balance under the 2005 Unsecured Credit Facility will likely increase from time to time as we use funds from the facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. Likewise, the balance under the 2005 Unsecured Credit Facility may be reduced as we pay it down with proceeds generated from asset sales, secured borrowings, operating cash flows and other sources of liquidity.
     The financial covenants, as defined in the 2005 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 60.0%; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. The financial covenants also include a restriction on dividends or distributions to be no more than 90% of our funds from operations (as defined in the 2005 Unsecured Credit Facility agreement). If we are in default in respect of our obligations under the 2005 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain our REIT status. At December 31, 2005, we were in compliance with these financial covenants.
TrizecHahn Office Properties Trust Commercial Mortgage Pass-Through Certificates
     In May 2001, we refinanced approximately $1.16 billion of existing long-term debt through the private placement issuance by a special-purpose vehicle created by one of our subsidiaries of approximately $1.44 billion of commercial mortgage pass-through certificates. In July 2004, we paid off approximately $444.1 million of our variable rate commercial mortgage pass-through certificates. This repayment removed encumbrances on seven assets making up part of a cross-collateralized and cross-defaulted office property pool that secured the commercial mortgage pass-through certificates. In addition, in September 2005, we repaid approximately $19.0 million of our variable interest rate commercial mortgage pass-through certificates primarily by drawing on our unsecured credit facility. As of December 31, 2005, the balance of these certificates was approximately $918.4 million. The certificates are backed by mortgages that secure non-recourse loans on 18 of our office properties and have remaining maturities of two and five years. At December 31, 2005, the weighted average interest rate on this debt was approximately 6.63%.
One New York Plaza Trust Commercial Mortgage Pass-Through Certificates
     In May 1999, we entered into a non-recourse acquisition loan in the amount of approximately $245.9 million to fund a portion of the purchase price for One New York Plaza. The loan is secured by a first mortgage on the property and bears interest at a rate of 7.27%. Subsequently, the loan was securitized through the private issuance of approximately $245.9 million of commercial mortgage pass-through certificates. The certificates are backed by the non-recourse mortgage loan on the property. At December 31, 2005, approximately $228.7 million was outstanding under this facility.
     In September 2005, we entered into a forward-starting swap contract, in the notional amount of $250.0 million, at a swap rate of 4.53%, to lock in a maximum interest rate on an anticipated refinancing of the mortgage loan on One New York Plaza. We expect to complete such refinancing, and therefore settle the forward-starting swap contract, in the first half of 2006. The forward-starting swap contract was entered into at current market rates and, therefore, had no initial cost. The benefit to unwind this forward-starting swap contract is approximately $7.8 million at December 31, 2005 and is recorded through other comprehensive income. Upon settlement of the forward-starting swap contract, we may be obligated to pay the counterparty a settlement payment or, alternatively, we may be entitled to receive settlement proceeds from the counterparty. Any monies paid or received will be recorded in other comprehensive income and amortized to interest expense over the term of the refinanced mortgage loan.
Mortgage Debt and Other Loans
     The following table sets forth information concerning mortgage debt, other loans and the 2005 Unsecured Credit Facility as of December 31, 2005. The economic interest of our owning entity is 100% unless otherwise noted.

			Maturity	Current	Principal	Term to
Property/(Ownership)	F/V(1)		Date	Rate	Balance	Maturity
(At December 31, 2005)					($ in 000’s)	(Years)

CMBS Transaction
Class A-2	F		May-11	6.09%	$48,245	5.4
Class A-3 FL	V		Mar-08	4.75%	75,821	2.2
Class A-3	F		Mar-08	6.21%	78,900	2.2
Class A-4	F		May-11	6.53%	240,600	5.4
Class B-3 FL	V		Mar-08	4.90%	13,934	2.2
Class B-3	F		Mar-08	6.36%	14,500	2.2
Class B-4	F		May-11	6.72%	47,000	5.4
Class C-3	F		Mar-08	6.52%	101,400	2.2
Class C-4	F		May-11	6.89%	45,600	5.4
Class D-3	F		Mar-08	6.94%	106,100	2.2
Class D-4	F		May-11	7.28%	40,700	5.4
Class E-3	F		Mar-08	7.25%	73,300	2.2
Class E-4	F		May-11	7.60%	32,300	5.4

Pre-swap:				6.51%	$918,400	3.8
Post-swap: (2)				6.63%	$918,400	3.8

Renaissance Tower	F		Jan-10	4.98%	$92,000	4.0
Ernst & Young Plaza	F		Feb-14	5.07%	116,742	8.1
One New York Plaza	F		May-06	7.27%	228,696	0.3
2000 L Street, N.W.	F		Aug-07	6.26%	56,100	1.6
1400 K Street, N.W.	F		May-06	7.20%	20,816	0.3
2001 M Street (98%)(3)	F		Dec-14	5.25%	44,500	9.0
Bethesda Crescent	F		Jan-08	7.10%	31,826	2.0
Bethesda Crescent	F		Jan-08	6.70%	2,637	2.0
Two Ballston Plaza	F		Jun-08	6.91%	26,020	2.4
Bank of America Plaza (Los Angeles)	F		Sep-14	5.31%	242,000	8.7
One Alliance Center	F		Jul-13	4.78%	67,358	7.5
Unsecured Credit Facility	V	(4)	Oct-08	5.59%	347,000	2.8
Other – Fixed	F		May-11	6.57%	16,178	5.4

Total Consolidated Debt				6.16%	$2,210,273	4.1

Bank One Center (50%) (5)	V		Dec-06	4.52%	$53,444	0.9
The Grace Building (50%)	F		Jul-14	5.54%	190,119	8.5
1411 Broadway (50%)	F		Jul-14	5.50%	109,281	8.5
1460 Broadway (50%)	F		Nov-12	5.11%	12,446	6.8
Waterview (25%)	V		Aug-09	5.99%	14,420	3.7
Plaza of the Americas (50%)	F		Jul-11	5.12%	34,000	5.5

Unconsolidated Real Estate Joint Venture Mortgage Debt				5.37%	$413,710	7.1

(1)	“F” refers to fixed rate debt, “V” refers to variable rate debt. References to “V” represent the underlying loan, some of which have been fixed through hedging instruments.

(2)	Approximately $89.8 million of the seven-year floating rate tranche of the CMBS loan has been swapped from one-month LIBOR plus various spreads to a 5.98% fixed rate.

(3)	Consolidated entity.

(4)	Reflects notional allocation of approximately $60.2 million of the floating rate unsecured credit facility debt that has been swapped from one-month LIBOR plus spread to a 6.57% fixed rate.

(5)	Approximately $53.4 million of the floating rate debt has been capped at a 4.52% fixed rate.

Item 3.	Legal Proceedings
     We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are, however, contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims that arise from time to time. While we cannot predict with certainty the final outcome with respect to pending claims and litigation, in our opinion any liability that may arise from such contingencies would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.
     We did not submit any matters to a vote of our security holders during the fourth quarter ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
     Our common stock began regular trading on the New York Stock Exchange under the symbol “TRZ” on May 8, 2002, the effective date of our corporate reorganization. Prior to that time, there was no public market for our common stock. As of March 10, 2006, there were approximately 340 holders of record of our common stock. This does not include beneficial owners of our common stock whose shares are held in “street name” with a broker. The following table shows the high and low sale prices per share of our common stock as reported on the New York Stock Exchange, as well as dividends declared on our common stock, for the periods indicated:

			Dividends
Quarterly Period Ended	High	Low	Declared

2005
December 31	$23.14	$20.45	$0.2000
September 30	23.73	20.40	0.2000
June 30	20.61	18.65	0.2000
March 31	19.85	17.26	0.2000

2004
December 31	$19.05	$15.75	$0.2000
September 30	17.55	15.80	0.2000
June 30	17.38	13.50	0.2000
March 31	17.15	14.98	0.2000
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

Use of Proceeds
     On May 8, 2002, we commenced an offering of up to 8,700,000 shares of our common stock that holders of our warrants may acquire upon exercise thereof. The warrants were issued in connection with the corporate reorganization to (1) certain holders of then outstanding TrizecHahn Corporation stock options in replacement of such options and (2) TrizecHahn Office Properties Ltd., an indirect, wholly owned subsidiary of Trizec Canada, in an amount sufficient to allow TrizecHahn Office Properties Ltd. to purchase one share of our common stock for each Trizec Canada stock option granted in the corporate reorganization. As a result of certain amalgamations, Trizec Canada currently owns all of the warrants previously held by TrizecHahn Office Properties Ltd.
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
     During the period from May 8, 2002 to December 31, 2005, 2,257,737 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.
     During the period from May 8, 2002 to December 31, 2005, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering upon exercise of the warrants were approximately $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.
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
     The following financial statements include, on a consolidated basis (as of December 31, 2005, 2004, 2003 and 2002 and for the years ended December 31, 2005, 2004 and 2003) and a combined consolidated basis (as of December 31, 2001 and for the years ended December 31, 2002 and 2001), the U.S. assets of TrizecHahn Corporation, substantially all of which are owned and operated by Trizec Properties and Trizec R&E Holdings, LLC (“TREHI”, formerly known as Trizec R&E Holdings, Inc. and TrizecHahn Developments Inc.), TrizecHahn’s two primary U.S. operating and development companies prior to March 14, 2002. Prior to March 14, 2002, TREHI was a wholly-owned subsidiary of TrizecHahn. Accordingly, the organization presented in the following financial statements was not a legal entity for all periods presented.

	For the years ended December 31
	2005	2004	2003	2002	(Restated) 2001
	($ in millions)
Operating Data:
Revenues
Rentals and recoveries from tenants	$611.0	$548.3	$548.1	$553.2	$531.3

Total Revenues	722.0	647.4	646.4	651.9	646.1

Expenses
Operating expenses and property taxes	337.4	289.5	307.0	297.1	274.4
General and administrative	38.7	39.8	40.4	50.1	25.9
Depreciation and amortization	170.7	132.6	122.9	117.4	106.1
Reorganization (recovery) costs	—	—	—	(3.3)	15.9
Provision for loss on real estate	—	12.7	—	—	70.3
Loss on and provision for loss on investment	—	14.6	15.5	60.8	15.4

Total Expenses	546.8	489.2	485.8	522.1	508.0

Operating Income	175.2	158.2	160.6	129.8	138.1

Other Income (Expense)
Interest and other income	6.6	5.3	7.3	6.0	13.9
Foreign currency exchange gain	—	3.3	—	—	—
(Loss) Gain on early debt retirement	(6.8)	(7.0)	2.3	—	(16.9)
Recovery on insurance claims	0.1	0.7	6.7	3.8	—
Interest expense	(138.6)	(137.4)	(141.3)	(141.0)	(106.5)
Derivative gain	—	1.1	—	—	—
Lawsuit and other settlements	3.3	3.7	26.7	—	—

Total Other Expense	(135.4)	(130.3)	(98.3)	(131.2)	(109.5)

Income (Loss) before Income Taxes, Minority Interest, Income (Loss) from Unconsolidated Real Estate Joint Ventures, Discontinued Operations, Gain (Loss) on Disposition of Real Estate, Net, and Cumulative Effect of a Change in Accounting Principle	39.8	27.9	62.3	(1.4)	28.6
Benefit (Provision) for income and other corporate taxes, net	3.8	(4.4)	41.8	(4.9)	(13.0)
Minority interest	(1.1)	(1.8)	(1.6)	1.8	0.4
Income (Loss) from unconsolidated real estate joint ventures	15.0	15.2	23.3	(47.6)	(39.8)

Income (Loss) from Continuing Operations	57.5	36.9	125.8	(52.1)	(23.8)
Income (Loss) from discontinued operations	19.6	(68.5)	11.7	(153.5)	(127.8)
Gain on disposition of discontinued real estate, net	133.1	125.5	58.8	14.7	—

Income (Loss) before Gain (Loss) on Disposition of Real Estate, Net, and Cumulative Effect of a Change in Accounting Principle	210.2	93.9	196.3	(190.9)	(151.6)
Gain (Loss) on disposition of real estate, net	0.1	7.4	11.3	3.0	(2.1)
Cumulative effect of a change in accounting principle	(4.9)	—	(3.8)	—	(4.6)

Net Income (Loss)	205.4	101.3	203.8	(187.9)	(158.3)
Special voting and Class F convertible stockholders’ dividends	(4.4)	(4.8)	(5.2)	(0.9)	—

Net Income (Loss) Available to Common Stockholders	$201.0	$96.5	$198.6	$(188.8)	$(158.3)

	For the years ended December 31
	2005	2004	2003	2002	(Restated) 2001
				Pro forma (1)
Income (Loss) from Continuing Operations Available to Common Stockholders per Weighted Average Common Share Outstanding
Basic	$0.34	$0.26	$0.88	$(0.33)	$(0.17)
Diluted	$0.34	$0.26	$0.88	$(0.33)	$(0.17)
Net Income (Loss) Available to Common Stockholders per Weighted Average Common Share Outstanding
Basic	$1.30	$0.64	$1.32	$(1.26)	$(1.06)
Diluted	$1.27	$0.63	$1.32	$(1.26)	$(1.06)
Weighted average shares outstanding
Basic	154,847,663	151,596,514	150,005,663	149,477,187	149,849,246
Diluted	157,877,915	153,109,854	150,453,281	149,477,187	149,849,246

	For the years ended December 31
	2005	(Restated) 2004	(Restated) 2003	(Restated) 2002	(Restated) 2001
	($ in millions)
Balance Sheet Data (at end of period):
Real estate, net of accumulated depreciation	$3,897.4	$3,716.2	$4,262.7	$4,781.2	$4,929.5
Cash and cash equivalents	36.5	194.3	129.3	62.3	297.4
Investment in unconsolidated real estate joint ventures	206.6	113.8	225.4	214.8	283.4
Total assets	4,710.3	4,519.6	5,120.9	5,540.6	6,059.7
Total debt	2,210.3	2,219.3	2,867.0	3,345.2	3,017.8
Total liabilities	2,593.0	2,565.8	3,161.0	3,667.9	3,629.9
Stockholders’ equity	2,117.1	1,953.6	1,959.7	1,872.5	2,429.6
Special voting and Class F convertible stock	0.2	0.2	0.2	0.2	0.2

Cash Flow Information:
Cash provided by operating activities	$193.9	$288.7	$249.7	$213.1	$462.9
Cash (used in) provided by investing activities	$(304.9)	$536.1	$412.1	$(17.4)	$(597.0)
Cash (used in) provided by financing activities	$(46.8)	$(759.8)	$(594.7)	$(430.9)	$361.3

Other Data:
Number of office properties	50	52	64	72	76
Net rentable square feet of office properties (in millions)	36.8	37.3	42.5	48.6	48.9
Occupancy of office properties weighted on owned area	88.2%	89.5%	86.6%	89.0%	94.3%

Dividends per share (3)	$0.80	$0.80	$0.80	$0.26	$—
Funds from operations (2) (4)	$266.7	$141.8	$334.4	$(16.1)	$29.0

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

(3) During the years ended December 31, 2005, 2004 and 2003, we declared and paid four quarterly dividends of $0.20 per common share. In 2002, subsequent to the corporate reorganization, we declared and paid three quarterly dividends of $0.0875 per common share. Information regarding periods prior to the corporate reorganization has not been provided as the dividends were paid to our parent company.

(4) The following table sets forth the reconciliation of funds from operations to net income (loss) available to common stockholders:

	For the years ended December 31,
	2005	2004	2003	2002	(Restated) 2001
	(dollars in thousands)
Net income (loss) available to common stockholders	$201,012	$96,489	$198,527	$(188,783)	$(158,293)
Add/(deduct):
(Gain) loss on disposition of real estate, net	(145)	(7,358)	(11,351)	(2,996)	2,053
Gain on disposition of discontinued real estate, net	(133,075)	(125,508)	(58,834)	(14,716)	—
Gain on disposition of real estate from unconsolidated real estate joint ventures	—	(704)	(230)	—	—
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	194,024	178,847	202,490	190,397	180,652
Cumulative effect of a change in accounting principle, net of minority interest	4,871	—	3,845	—	4,631

Funds from operations available to common stockholders	$266,687	$141,766	$334,447	$(16,098)	$29,043

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In Item 7, the terms “we,” “us,” “our” and “our company” refer to Trizec Properties, Inc. as of and for the years ended December 31, 2005, 2004 and 2003.
     The following discussion should be read in conjunction with “Forward-Looking Statements” and the consolidated financial statements and the notes thereto that appear elsewhere in this Form 10-K. The following discussion may contain forward-looking statements within the meaning of the securities laws. Actual results could differ materially from those projected in such statements as a result of certain factors set forth in this Form 10-K for the year ended December 31, 2005.
Executive Summary
     Job growth has a significant and direct impact on our business. We therefore look to economic growth, and by correlation, resulting job growth, in developing our current strategies and future outlook as well as indicators of office market fundamentals. During 2005, the national economy grew at a rate of approximately 3.5%, as measured by Gross Domestic Product (“GDP”), compared to a 4.2% GDP growth rate experienced in 2004.
     The Bureau of Labor Statistics reported that approximately two million jobs were created during 2005 and approximately 2.1 million jobs were created during 2004. Another bright spot is that there appear to be positive influences on future job growth with the news that productivity growth slowed in the fourth quarter of 2005. This suggests that further economic growth may necessitate the hiring of more workers as existing employee productivity peaks.
     The addition of 4.1 million jobs over the past two years has resulted in strong net absorption results in many office markets. According to Torto Wheaton Research(“TWR”), net absorption totaled 86.9 million square feet during 2005 and 76.5 million square feet during 2004. The result of this strong level of net absorption is a 1.7 percentage point decrease in the national vacancy rate to 13.6%, which marks the lowest vacancy rate in five years. Although national vacancy rates have improved during the past several years, rental rates and associated leasing costs continue to lag and have yet to show meaningful broad based improvement. During 2005, we leased approximately 5.9 million square feet of total office space, offset by 6.3 million square feet of lease expiries, resulting in a 1.1 percentage point decrease in our overall occupancy rate to 88.2%. The average rental rate we achieved on our 2005 leasing of $25.04 per square foot was $0.46 per square foot below expiring rates. In comparison, the average rental rate on 5.9 million square feet of leasing during 2004 was $21.81 per square foot, or $1.41 per square foot below expiring rates. While certain sections of various markets have shown increases in rental rates, we do not expect broader based growth in rental rates until late 2006 and into 2007.
     While office market conditions are generally improving, they are still in the beginning stages of their recovery. Until we see a complete or near complete recovery, we believe that the leasing environment will remain challenging as landlords continue to compete very aggressively for tenants. Tenants continue to take advantage of the current market conditions to renew early, while landlords continue to struggle with the amount of capital required to attract new tenants or, in some circumstances, to maintain their current tenant base. Leasing costs, also called tenant installation costs, for our portfolio, including our pro rata ownership interest in unconsolidated real estate joint ventures, approximated $18.98 per square foot leased during the year ended December 31, 2005, compared to approximately $20.69 per square foot leased during the year ended December 31, 2004.
     Another important factor affecting the office market recovery is the level of new construction. From a recent peak of 103 million square feet of newly constructed office space delivered in 1999 in the United States, development has slowed considerably to just 39 million square feet in 2003, 36 million square feet in 2004, and 35 million square feet in 2005, according to TWR. With projects currently under construction, it is estimated that approximately 39 million square feet will be completed in 2006.
     As part of our capital allocation strategy and favorable market conditions for property sales, we disposed of five office properties during the year ended December 31, 2005 for an aggregate net sales price of approximately $424.6 million.

     We note, however, that despite improvements in certain economic indicators, a stance of cautious optimism remains prudent. Therefore, while we hope that economic growth continues to improve and translate into continued employment growth and, in particular, office employment, we are not projecting meaningful improvement in our own average occupancy levels in 2006.
     Trends in Occupancy
     Although the macroeconomic conditions that negatively affected employment levels over the past few years have improved, demand for office space in our core markets has been relatively stagnant resulting in relatively flat occupancy rates. However, we are optimistic that demand for office space will improve during 2006 and into 2007. The office rental market continues to be extremely competitive. Such competitive environment for attracting tenants continues to apply downward pressure on market rents and upward pressure on tenant incentives. Our focus for 2006 will be on renewing or releasing expiring space. The table below reflects occupancy rates by market at December 31, 2005 compared to December 31, 2004 and shows the percentage of square feet scheduled to expire during 2006 for our office portfolio.
OWNED AREA

	OCCUPANCY RATES AT		Percentage of space
	December 31, 2005	December 31, 2004	expiring during 2006
CORE MARKETS
Atlanta	91.2%	89.0%	11.9%
Chicago	87.1%	94.0%	15.1%
Dallas	84.8%	85.2%	6.3%
Houston	84.3%	84.4%	5.6%
Los Angeles	89.2%	88.4%	15.1%
New York	92.3%	96.8%	5.0%
Washington, D.C.	90.6%	95.0%	8.1%

TOTAL CORE MARKETS	88.5%	90.2%	8.8%

Secondary Markets	85.8%	83.9%	30.1%

TOTAL OFFICE PROPERTIES	88.2%	89.5%	10.7%

TOTAL AREA

	OCCUPANCY RATES AT		Percentage of space
	December 31, 2005	December 31, 2004	expiring during 2006
Consolidated Properties	88.2%	89.8%	10.9%
Unconsolidated JV Properties	88.3%	86.9%	9.0%

TOTAL OFFICE PROPERTIES	88.2%	89.3%	10.5%

     For the year ended December 31, 2005, we leased approximately 4.7 million square feet of new and renewal space on a consolidated basis. Occupancy for our consolidated portfolio was approximately 88.2% at December 31, 2005, compared to approximately 89.8% at December 31, 2004. In addition, for the year ended December 31, 2005, leases expired at an average gross rent of approximately $23.47 per square foot and were generally being signed at an average gross rent of approximately $22.27 per square foot.
     For the year ended December 31, 2005, we leased approximately 5.3 million square feet of owned area new and renewal space. Occupancy for our portfolio based on owned area was approximately 88.2% at December 31, 2005, compared to approximately 89.5% at December 31, 2004. In addition, for the year ended December 31, 2005, based upon our owned area, leases expired at an average gross rent of approximately $24.58 per square foot and were generally being signed at an average gross rent of approximately $23.81 per square foot.
     We monitor the financial strength of our key tenants and, therefore, their ability to pay rent and the likelihood that they will continue to pay rent, through a watch list process applied at the local, regional and corporate property management levels. This monitoring process is designed to help us identify significant credit risks. At the end of December 2005, we were closely monitoring tenants with leases representing approximately 1.6% of the leaseable area of our U.S. office portfolio and approximately 1.5% of the annual gross rent of our U.S. office portfolio.
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
     The table that follows is a summary of our acquisition and disposition activity from January 1, 2003 to December 31, 2005 and reflects our total portfolio at December 31, 2005. The buildings and total square feet shown include properties that we own in joint ventures with other partners and reflect the total square footage of the properties and the square footage owned by us based on our pro rata economic ownership in the respective joint ventures or managed properties.

	Office			Retail
			Pro rata			Pro rata
		Total	Owned			Owned
Properties as of:	Properties	Sq.Ft.	Sq.Ft.	Properties	Total Sq.Ft.	Sq.Ft.
		(in thousands)			(in thousands)
December 31, 2002	73	48,884	42,276	4	2,285	2,076
Dispositions	(8)	(6,357)	(2,472)	(2)	(1,010)	(855)
Acquisitions	—	232	24	—	(30)	(30)

December 31, 2003	65	42,759	39,828	2	1,245	1,191
Dispositions	(15)	(7,091)	(7,091)	(2)	(1,245)	(1,191)
Acquisitions	2	1,651	1,646	—	—	—
Sale of interest to a joint venture.	—	—	(588)	—	—	—
Re-measurements	—	(11)	(11)	—	—	—

December 31, 2004	52	37,308	33,784	—	—	—
Dispositions	(5)	(2,310)	(2,310)	—	—	—
Acquisitions	3	1,771	1,600	—	—	—
Re-measurements	—	18	21	—	—	—

December 31, 2005	50	36,787	33,095	—	—	—

2005 Accomplishments
     During the year ended December 31, 2005, we completed the following key transactions:
•	In January 2005, we announced the appointment of Brian K. Lipson as Executive Vice President and Chief Investment Officer.

•	In February 2005, we announced the completion of a 15-year lease extension with prominent international law firm Fried, Frank, Harris, Shriver & Jacobson, LLP at One New York Plaza, located in New York, New York. Under the lease agreement, which will extend through February 2024, the firm will expand its space from approximately 338,000 square feet to approximately 380,000 square feet.

•	In February 2005, we announced the approval of Morgan Stanley’s 450,000 square foot sublease agreement with existing tenant, Wachovia Securities, at One New York Plaza. The term of the sublease runs through December 2014, which is the remaining term of the Wachovia lease.

•	In April 2005, we sold Shoreline Square, located in Long Beach, California, which was designated as held for sale pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), for a gross sale price of approximately $87.4 million.

•	In April 2005, we acquired 1200 K Street, N.W., located in Washington, D.C., for approximately $194.3 million.

•	In April 2005, we announced the commencement of construction at Waterview, a one-million square foot mixed-use development that will include two 300-foot high towers in Rosslyn, Virginia. The 633,000 square foot, 24-story office building has been leased by The Corporate Executive Board for 20 years. Another 29-story tower will feature 136 condominium residences and a 155-room hotel.

•	In July 2005, we acquired Figueroa at Wilshire, a 1,039,000 square-foot office property, located in the Central Business District of Los Angeles, California, for approximately $360.0 million. To finance a substantial portion of the purchase price of this acquisition, we borrowed approximately $302.0 million under our unsecured credit facility.

•	In July 2005, we sold Metropolitan Square, a 1,041,000 square-foot office property located in St. Louis, Missouri, which was designated as held for sale pursuant to SFAS No. 144, for a gross sale price of approximately $165.8 million.

•	In October 2005, we and the lenders under the 2004 Unsecured Credit Facility agreed to amend and restate the 2004 Unsecured Credit Facility (the “2005 Unsecured Credit Facility”). Among other things, the lenders agreed to convert the facility from a $600.0 million revolver component and a $150.0 million term component to a $750.0 million revolver with no term component, reduce the interest rate on borrowings and extend the term through October 2008.

•	In October 2005, we repaid and retired the mortgage loan collateralized by Sunrise Tech Park, located in Reston, Virginia. The mortgage loan had a principal balance of approximately $22.5 million, bore interest at a fixed rate of 6.75% and was scheduled to mature in January 2006.

•	In October 2005, we sold Watergate Office Building, located in Washington, D.C., which was designated as held for sale pursuant to SFAS No. 144, for a gross sale price of approximately $86.5 million.

•	In October 2005, we sold Twinbrook Metro Plaza, located in Rockville, Maryland, which was designated as held for sale pursuant to SFAS No. 144, for a gross sale price of approximately $52.0 million. In conjunction with the sale of Twinbrook Metro Plaza, we repaid and retired the mortgage loan collateralized by the property. The mortgage loan had a principal balance of approximately $16.0 million, bore interest at a fixed rate of 6.65% and was scheduled to mature in September 2008.

•	In October 2005, we sold Beaumeade Corporate Park, located in Ashburn, Virginia, which was designated as held for sale pursuant to SFAS No. 144, for a gross sale price of approximately $53.0 million.

•	In October 2005, 1460 Leasehold TrizecHahn Swig L.L.C. and 1460 Fee TrizecHahn Swig L.L.C. (“together 1460 Swig”), a joint venture through which we own a 50% interest in 1460 Broadway, located in New York, New York, refinanced the mortgage loan collateralized by such property. 1460 Swig refinanced a $25.0 million mortgage loan, which bore interest at a variable rate of LIBOR plus 1.5% and was scheduled to mature in May 2006, with a $25.0 million mortgage loan bearing interest at a fixed rate of 5.11% and scheduled to mature in November 2012.

•	In November 2005, a joint venture partnership between us and Principal Real Estate Investors acquired the Victor Building, located at 750 9th Street, N.W., Washington, D.C., for approximately $159.9 million. We and Principal Real Estate Investors each have an approximately 50% respective ownership position in the joint venture that acquired the property.

•	In November 2005, we were awarded the 2005 Gold “Leader in the Light” award from the National Association of Real Estate Investment Trusts in collaboration with the United States Environmental Protection Agency. This award recognized company-wide operations that generate substantially improved energy efficiency and expense management.

•	In December 2005, Marina Airport Building, Ltd., a joint venture through which we own a 50% interest in Marina Towers, located in Los Angeles, California, repaid and retired a mortgage loan with a principal balance of approximately $29.7 million that bore interest at a fixed rate of 7.92% and was scheduled to mature in August 2007.

•	In December 2005, we entered into a purchase agreement with General Electric Capital Corporation (“GECC”), and a merger agreement with GECC, Arden Realty, Inc. (“Arden”) and certain of their affiliates pursuant to which we have agreed to acquire 13 office properties totaling approximately 4.1 million square feet and several development land parcels located in Southern California that are currently owned by Arden (the “Arden portfolio”) for an aggregate consideration of approximately $1.63 billion. We expect to fund the acquisition with a bridge loan of up to $1.48 billion. We anticipate that the bridge loan will have a twelve-month term, with two six-month extension options. The balance of the acquisition price will be funded with a draw on our existing unsecured credit facility and the issuance of up to approximately $75.0 million of common units in Trizec Holdings Operating LLC to holders of limited partnership interests in Arden’s operating partnership. We anticipate that the outstanding balance on the bridge loan and unsecured credit facility will be gradually repaid with proceeds from future property dispositions and permanent mortgage financings.

Our acquisition of the Arden portfolio is contingent upon the completion of GECC’s acquisition of Arden. We anticipate that the closing of the Arden portfolio acquisition will occur by the end of the second quarter of 2006.
     Subsequent to the year ended December 31, 2005, we announced the following:
•	In January 2006, we announced lease renewal and expansion transactions with CDW Corporation and Arnstein & Lehr totaling approximately 346,000 square feet, representing approximately 50% of the rentable space at 120 South Riverside Plaza in downtown Chicago, Illinois.

•	In January 2006, we announced the renewal of Bank of America’s leases for more than 29 floors, totaling approximately 640,000 square feet of Class A office space, at Bank of America Plaza in downtown Charlotte, North Carolina.

•	In January 2006, we sold Williams Center I & II, located in Tulsa, Oklahoma, for a gross sale price of approximately $42.5 million.

•	In January 2006, 750 Ninth Street, L.L.C., a wholly-owned subsidiary of a joint venture partnership between us and Principal Real Estate Investors, secured an approximately $106.0 million mortgage loan commitment, which bears interest at a fixed rate of 5.39% and is scheduled to mature in February 2016. Of the $106.0 million mortgage loan commitment, $95.0 million was funded on the closing date and the balance will be funded in accordance with the terms and conditions of the mortgage loan agreement. The $95.0 million of loan proceeds has been distributed to the partners in accordance with the partnership agreement.

•	In February 2006, we repaid and retired the mortgage loan collateralized by 1400 K Street, N.W., located in Washington, D.C. At December 31, 2005, the mortgage loan had a principal balance of approximately $20.8 million, bore interest at a fixed rate of 7.20% and was scheduled to mature in May 2006.

•	In March 2006, we refinanced the mortgage loan collateralized by One New York Plaza, located in New York, New York. The mortgage loan, which, at December 31, 2005, had a principal balance of approximately $228.7 million and bore interest at a fixed rate of 7.27%, was refinanced with a $400.0 million mortgage loan scheduled to mature in March 2016, and bearing interest at a fixed rate of approximately 5.14%, after settlement of forward-starting swap contracts.

•	In March 2006, we sold First Citizens, located in Charlotte, North Carolina, for a gross sale price of approximately $77.3 million.
Restatement
     We have restated the balance of accumulated deficit at December 31, 2002 to reflect the write-off of assets related to an investment in an unconsolidated real estate joint venture. During the quarter ended December 31, 2005, it was noted that these assets should have been charged to expense in our consolidated statement of operations during the year ended December 31, 2001. The effect of this adjustment is to reduce accumulated deficit and the investment in unconsolidated real estate joint ventures by approximately $5.8 million.
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts will differ from those estimates used in the preparation of these financial statements.
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

     Real Estate - Held for the Long Term
     We evaluate the recoverability of our real estate assets held for the long term and record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows of the property are less than the carrying amount. A significant, sustained decline in operating results for a particular property could be an indicator of impairment and, therefore, require a charge to income in the future.
     Real Estate - Held for Disposition
     With respect to real estate assets classified as held for disposition, the determination of such classification is based on our intention and ability to sell these properties within a stated timeframe. Real estate assets held for disposition are carried at the lower of their carrying values or estimated fair value, less costs to sell. Estimated fair value is determined based on management’s estimates of amounts that would be realized if the property were offered for sale in the ordinary course of business assuming a reasonable sales period and under normal market conditions. Fair values are determined using valuation techniques, including third party appraisals when considered appropriate in the circumstances, or actual sale contracts. Estimates of value include assumptions concerning future property cash flows, disposal dates and expected purchaser risk adjusted rates of return requirements. Different assumptions could result in significantly higher or lower estimates of fair value than those determined by management. In addition, changes in future market conditions could result in ultimate sale proceeds varying significantly from those assumed by management, resulting in future gains or losses being recorded.
     Depreciation
     Depreciation of rental properties acquired prior to the adoption of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) is calculated using the straight-line method over periods not exceeding a 40-year estimated life, subject to the terms of any respective ground leases. Tenant improvements are deferred and amortized on a straight-line basis over the shorter of the economic life or the term of the respective lease. Depreciation of rental properties acquired subsequent to the adoption of SFAS No. 141 is based on the allocation of the acquisition cost to land, building, tenant improvements and intangibles, if any, and the determination of their useful lives are based on management’s estimates. If we do not appropriately allocate to these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which could affect net income.
     In accordance with SFAS No. 141, we allocate the purchase price of real estate to land, building, tenant improvements and, if determined to be material, intangibles, such as the value of above, below and at-market leases, origination costs associated with the in-place leases and the value of tenant relationships, if any. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from one to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease and any contractual renewal periods in place at the time of purchase. The value associated with tenant relationships is amortized over the expected term of the relationship, which includes an estimate of probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are to be made on the lease, any unamortized balance of the related intangible will be written off. Tenant improvements, in-place lease value and lease origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).
     In accordance with SFAS No. 141, we perform the following procedures for properties we acquire:
1)	estimate the value of the property “as if vacant” as of the acquisition date;

2)	allocate the fair value of the property among land, site improvement, building, and equipment and determine the associated asset life for each;

3)	estimate the fair value of the tenant improvements and calculate the associated asset life;

4)	allocate the value of the above and below market leases to the intangible assets and determine the associated life of the above/below market leases;

5)	allocate the value of the lease origination costs to the intangible assets and calculate the associated asset life;

6)	calculate the intangible value to the in-place leases and the associated asset life for each;

7)	calculate the value and associated life of the tenant relationships, if any; and

8)	allocate the remaining value (if any) to goodwill and allocate to the purchase price.
     Investments in Joint Ventures
     We consolidate certain entities in which we own less than a 100% equity interest if we are deemed to be the primary beneficiary in a variable interest entity, as defined in Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities – an interpretation of ARB 51” (“FIN No. 46R”). We also consolidate entities in which we have a controlling direct or indirect voting interest.
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
     We capitalize a portion of our internal costs related to our leasing activities. These costs generally include compensation and related costs. The portion capitalized is based on an estimate of time spent on successful leasing efforts and amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the related lease.
     Revenue Recognition
     We have retained substantially all of the benefits and risks of ownership of our rental properties and, therefore, account for leases with our tenants as operating leases. Rental revenues include minimum rents and recoveries of operating expenses and property taxes. Recoveries of operating expenses and property taxes are recognized in the period the expenses are incurred.
     We report minimum rental revenue on a straight-line basis, whereby the known amount of cash to be received under a lease is recognized into income evenly over the term of the respective lease. The amount by which straight-line rental revenue exceeds minimum rents collected in accordance with the lease agreements is included in deferred rent receivables. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation.
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
     Revenue is recognized on payments received from tenants for early lease terminations after we determine that all the necessary criteria have been met in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” Lease termination revenue is amortized into revenue over the remaining term the tenant occupies the space.
     Derivative Instruments
     We use interest rate swap contracts, forward-starting swap contracts and interest rate cap contracts to manage risk from fluctuations in interest rates as well as to hedge anticipated future financing transactions. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Forward-starting swaps lock in a maximum interest rate on anticipated future financing transactions. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the agreements without exchange of the underlying principal amount. We believe these agreements are with counter-parties who are creditworthy financial institutions.
     We account for derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement of Financial Accounting Standards No. 137 and Statement of Financial Accounting Standards No. 138 (collectively, “SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in our consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges, or that do not meet the hedge accounting criteria in SFAS No. 133, are required to be reported through the statement of operations.
     For derivatives designated as qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is initially recognized in other comprehensive income and, subsequently, reclassified to earnings when the forecasted transactions occur, and the ineffective portions are recognized directly in the statement of operations. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. We do not use derivatives for trading or speculative purposes.
     Upon early termination of a derivative instrument that has been designated as a hedge, the resulting gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated instrument.
     Fair Value of Financial Instruments
     We are required to determine the fair value of our mortgage debt and unsecured notes on a quarterly basis. We are also required quarterly to adjust the carrying value of interest rate swaps and caps, as well as the underlying hedged liability, to its fair value. In determining the fair value of these financial instruments, we use third party quotations and internally developed models that are based on current market conditions. For example, in determining the fair value of our mortgage debt and unsecured notes, we discount the spread between the future contractual interest payments and the projected future interest payments based on a current market rate. In determining the current market rate, we add a market spread to the quoted yields on federal government debt securities with similar maturity dates to our own debt. The market spread estimate is based on our historical experience in obtaining either secured or unsecured financing and also is affected by current market conditions. In determining the fair value of interest rate swaps and caps, we rely on third party quotations to adjust the value of these instruments, as well as the hedged liability, to its fair value. Because our valuations of our financial instruments are based on these types of estimates, the fair value of our financial instruments may change if our estimates do not turn out to be accurate.
     Income Taxes
     As part of the process of preparing our consolidated financial statements we estimated our income tax expense and required liabilities. This process required us to estimate our tax expense taking into consideration our tax planning strategies. We used our judgment to determine our estimated tax liability, and ultimate liabilities for income taxes will differ from those estimates used in the preparation of these financial statements.
     Insurance
     We utilize two wholly-owned taxable REIT subsidiaries to act as captive insurance companies and to be one of the elements of our overall insurance program. Concordia Insurance L.L.C. (“Concordia”) and Chapman Insurance L.L.C. (“Chapman”) act as primary carriers with respect to terrorism, general liability and workers compensation insurance programs for our wholly-owned and joint venture properties, respectively. Chapman also underwrites terrorism, general liability and workers compensation insurance programs for properties with respect to which we have third-party management agreements. We maintain excess liability insurance with independent insurance carriers to minimize risks related to catastrophic claims. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.
     In so far as we own Concordia and Chapman, we are responsible for their liquidity and capital resources, and the accounts of Concordia and Chapman are part of our consolidated financial statements. If we experience a loss and Concordia or Chapman is required to pay under its insurance policies, we would ultimately record the loss to the extent of such required payment.
Results of Operations
     The following discussion is based on our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.
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

Comparison of Year Ended Decmber 31, 2005 to Year Ended December 31, 2004
The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the years ended
	December 31,		Increase	%
	2005	2004	(Decrease)	Change
	(dollars in thousands)
Total Revenues	$721,994	$647,391	$74,603	11.5%

Expenses
Property operating expenses	337,357	289,514	47,843	16.5%
General and administrative	38,653	39,759	(1,106)	2.8%
Depreciation and amortization	170,753	132,644	38,109	28.7%
Provision for loss on real estate	—	12,749	(12,749)	—
Provision for loss on investment	—	14,558	(14,558)	—

Total Expenses	546,763	489,224	57,539	11.8%

Operating Income	175,231	158,167	17,064	10.8%

Other Income (Expense)
Interest and other income	6,597	5,280	1,317	24.9%
Foreign currency exchange gain	—	3,340	(3,340)	—
Loss on early debt retirement	(6,842)	(7,032)	190	2.7%
Recovery on insurance claims	74	739	(665)	90.0%
Interest expense	(138,564)	(137,398)	(1,166)	0.8%
Derivative gain	—	1,073	(1,073)	—
Lawsuit and other settlements	3,288	3,676	(388)	10.6%

Total Other Expense	(135,447)	(130,322)	(5,125)	3.9%

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations, Gain on Disposition of Real Estate, Net, and Cumulative Effect of a Change in Accounting Principle	39,784	27,845	11,939	42.9%
Benefit (Provision) for income and other corporate taxes, net	3,754	(4,379)	8,133	185.7%
Minority interest	(1,045)	(1,834)	789	43.0%
Income from unconsolidated real estate joint ventures	14,997	15,243	(246)	1.6%

Income from Continuing Operations	57,490	36,875	20,615	55.9%
Discontinued Operations
Income (Loss) from discontinued operations	19,614	(68,428)	88,042	128.7%
Gain on disposition of discontinued real estate, net	133,075	125,508	7,567	6.0%

Income Before Gain on Disposition of Real Estate, Net, and Cumulative Effect of a Change in Accounting Principle	210,179	93,955	116,224	123.7%
Gain on disposition of real estate, net	145	7,358	(7,213)	98.0%

Income Before Cumulative Effect of a Change in Accounting Principle	210,324	101,313	109,011	107.6%
Cumulative effect of a change in accounting principle	(4,874)	—	(4,874)	—

Net Income	205,450	101,313	104,137	102.8%
Special voting and Class F convertible stockholders’ dividends	(4,438)	(4,824)	386	8.0%

Net Income Available to Common Stockholders	$201,012	$96,489	$104,523	108.3%

Straight Line Revenue (excluding discontinued operations)	$13,599	$16,249	$(2,650)	16.3%

Lease Termination Fees (excluding discontinued operations)	$6,998	$7,488	$(490)	6.5%

     Total Revenues
     Total revenues increased by approximately $74.6 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. In line with our overall investment strategy, we acquired Bank of America Plaza, located in Los Angeles, California, in the third quarter of 2004; an interest in 2001 M Street, located in Washington D.C., in the fourth quarter of 2004; 1200 K Street, N.W., located in Washington, D.C., in the second quarter of 2005; and Figueroa at Wilshire, located in Los Angeles, California, in the third quarter of 2005. Such acquisitions resulted in an increase in total revenues of approximately $71.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. Additionally, rental revenue increased by approximately $5.8 million primarily due to an increase in average occupancy in the Washington, D.C. and Los Angeles markets, as well as an increase in rental rates in the New York market. Tenant recoveries increased by approximately $2.5 million primarily due to an increase in recoverable operating expenses as discussed below. In addition, parking and other income increased by approximately $5.6 million primarily due to an increase in fees associated with services provided to tenants. These increases were partially offset by a decrease in total revenues of approximately $0.6 million due to the sale of 151 Front Street, located in Toronto, Ontario, in the first quarter of 2004, and a decrease of approximately $6.3 million due to the sale of a 50% interest in Plaza of the Americas, located in Dallas, Texas, in the second quarter of 2004. In addition, there was a decrease of approximately $4.2 million in management fee income for the year ended December 31, 2005 compared to the year ended December 31, 2004. This decrease was primarily due to the cessation of our management of the Sears Tower, located in Chicago, Illinois, in the second quarter of 2004.
     Lease termination fees are an element of ongoing real estate ownership. Included in the total revenues analysis above, for the year ended December 31, 2005, we recognized approximately $7.0 million of termination fees compared to approximately $7.5 million for the year ended December 31, 2004.
     Property Operating Expenses
     Property operating expenses increased by approximately $47.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. Property operating expenses increased by approximately $31.5 million due to the acquisitions of Bank of America Plaza, 1200 K Street, N.W., Figueroa at Wilshire and an interest in 2001 M Street. Property operating expenses increased by approximately $15.6 million primarily due to an increase in utilities expense in the Dallas and Houston markets and general increases in repairs and maintenance expense and other recoverable expenses for the year ended December 31, 2005 compared to the year ended December 31, 2004. In addition, approximately $7.1 million of the increase in property operating expenses was due to an increase in property taxes, primarily in the New York market. These increases were partially offset by a decrease in property operating expenses of approximately $4.7 million due to the sale of a 50% interest in Plaza of the Americas in the second quarter of 2004 and the sale of 151 Front Street in the first quarter of 2004. In addition, a decrease in insurance expense resulted in a decrease in property operating expenses of approximately $1.7 million for the year ended December 31, 2005 compared to the year ended December 31, 2004.
     Excluding the impact of lease termination fees on revenues, our gross margin (total revenues, excluding lease termination fees, less property operating expenses) decreased to approximately 52.8% for the year ended December 31, 2005 from approximately 54.8% for the year ended December 31, 2004, primarily reflecting an increase in non-recoverable operating expenses.
     General and Administrative
     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.
     General and administrative expense decreased by approximately $1.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. During the fourth quarter of 2004, we terminated our lease at the Sears Tower, located in Chicago, Illinois, and paid a fee of approximately $3.2 million related to such termination. In addition, there was a decrease in separation costs during the year ended December 31, 2005 compared to the year ended December 31, 2004. These decreases were partially offset by an increase in employee compensation during the year ended December 31, 2005 compared to the year ended December 31, 2004.

     Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $38.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The acquisitions of Bank of America Plaza, 1200 K Street, N.W., Figueroa at Wilshire and an interest in 2001 M Street resulted in an increase in depreciation and amortization expense of approximately $38.1 million. Additional tenant improvements incurred for the relocation of our corporate headquarters, as well as the write off of unamortized tenant improvements on our former corporate headquarters, resulted in an increase in depreciation and amortization expense of approximately $1.3 million. In addition, depreciation and amortization expense increased by approximately $0.2 million primarily due to accelerated depreciation of tenant improvements resulting from early termination of leases and additional depreciation related to tenant improvements incurred subsequent to January 1, 2004. These increases were partially offset by a decrease in depreciation and amortization expense of approximately $1.5 million due to the disposition of a 50% interest in Plaza of the Americas in the second quarter of 2004.
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
     Interest and Other Income
     Interest and other income increased by approximately $1.3 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to an increase in average cash balances and an increase in interest rates for the year ended December 31, 2005 compared to the year ended December 31, 2004.
     Foreign Currency Exchange Gain
     During the year ended December 31, 2004, we sold 151 Front Street, recognizing a foreign currency exchange gain of approximately $3.3 million.
     Loss on Early Debt Retirement
     During the year ended December 31, 2005, we recorded an aggregate loss on early debt retirement of approximately $6.8 million. In conjunction with the sales of Metropolitan Square and Twinbrook Metro Plaza, we repaid and retired the mortgage loans collateralized by such properties, resulting in a loss on early debt retirement of approximately $5.9 million, comprised of yield maintenance fees. In addition, we also repaid and retired the mortgage loan collateralized by the Watergate Office Building, resulting in a loss on early debt retirement of approximately $0.6 million, comprised of a yield maintenance fee. We recorded a loss on early debt retirement of approximately $0.1 million due to the write-off of unamortized deferred financing costs related to the repayment of approximately $19.0 million of our variable interest rate commercial mortgage pass-through certificates. Also, in October 2005, we amended and restated our $750.0 million unsecured credit facility resulting in a loss on early debt retirement of approximately $0.2 million due to the write-off of unamortized deferred financing costs.
     In December 2004, in conjunction with the sale of 250 West Pratt Street, located in Baltimore, Maryland, we and the lender of the mortgage loan collateralized by such property agreed to modify certain terms of the mortgage loan. The lender of the mortgage loan agreed to release the property as collateral for the mortgage loan in consideration of the establishment of an escrow, for the benefit of the lender, in the amount of approximately $28.7 million. The escrow was comprised of funds to be used to repay the full outstanding principal balance of the mortgage loan as well as interest payments through January 3, 2005. The escrow funds of approximately $28.7 million were included in restricted cash on our balance sheet at December 31, 2004. On January 3, 2005, the funds held in escrow were released to the lender. In conjunction with the repayment and retirement of the mortgage loan in January 2005, we recorded a minimal loss on early debt retirement, comprised primarily of the write-off of unamortized deferred financing costs.
     During the year ended December 31, 2004, we recorded an aggregate loss on early debt retirement of approximately $7.0 million. During the year ended December 31, 2004, we recorded a loss on early debt retirement of approximately $1.4 million due to the write-off of unamortized deferred financing costs related to the retirement of our $350.0 million revolving credit facility. We recorded a loss on early debt retirement of approximately $3.2 million comprised of the write-off of unamortized deferred financing costs of approximately $2.4 million and a prepayment fee of approximately $0.8 million related to the repayment of approximately $444.1 million of our variable interest rate commercial mortgage pass-through certificates. In addition, in conjunction with the sale of real estate and the refinancing of a $120.0 million mortgage loan, we recorded a loss on early debt retirement of approximately $2.4 million comprised of the write-off of unamortized deferred financing costs of approximately $0.9 million and a prepayment penalty of approximately $2.7 million, offset by the forgiveness of debt of approximately $1.2 million.
     Recovery on Insurance Claims
     During the year ended December 31, 2005, we received approximately $0.1 million in insurance proceeds related to window replacements at 550 W. Washington, located in Chicago, Illinois, that were damaged in 2003.
     During the year ended December 31, 2004, we received approximately $0.4 million in insurance proceeds related to a chiller we replaced at Plaza of the Americas, located in Dallas, Texas, that was damaged in 2003. In addition, we received approximately $0.3 million in insurance proceeds related to window replacements at 550 W. Washington that were damaged in 2003.
     Interest Expense
     Interest expense increased by approximately $1.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. A higher outstanding balance on our credit facility resulted in an increase in interest expense of approximately $5.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. In addition, in conjunction with the purchase of Bank of America Plaza in Los Angeles, California and the acquisition of an interest in 2001 M Street in Washington, D.C., during the year ended December 31, 2004, we entered into mortgage loans totaling, in the aggregate, approximately $286.5 million which resulted in an increase in interest expense of approximately $9.8 million. These increases were partially offset by a decrease in interest expense of approximately $5.9 million due to the settlement of certain interest rate swap contracts during the fourth quarter of 2004. In addition, capitalized interest on the Waterview mixed-use development resulted in a decrease in interest expense of approximately $0.7 million. Interest expense decreased approximately $7.8 million due to the repayment and retirement of certain mortgage loans including approximately $444.1 million of our variable rate commercial mortgage pass-through certificates in the second half of 2004.

     Derivative Gain
     In December 2004, we settled approximately $500.0 million of interest rate swap contracts. As a result of the swap settlements, we recognized an approximately $1.1 million derivative gain during the year ended December 31, 2004.
     Lawsuit and Other Settlements
     During the year ended December 31, 2005, we recorded a gain on lawsuit settlement of approximately $0.9 million related to the settlement and recovery of damages on development land at Interstate Parkway, located in Atlanta, Georgia. Cash proceeds from this lawsuit settlement were received in the third quarter of 2005. Also during the year ended December 31, 2005, we recognized a gain of approximately $1.0 million related to the settlement and recovery of damages from a former tenant at 12010 Sunrise Valley Drive, located in Reston, Virginia. Cash proceeds from this settlement were received in the fourth quarter of 2005. In addition, we recognized a gain on lawsuit settlement of approximately $0.6 million as final settlement of damage claims related to certain of our sold properties. Cash proceeds from this lawsuit settlement were received in the fourth quarter of 2005.
     During the year ended December 31, 2004, we recorded a gain on lawsuit settlement of approximately $3.6 million related to the final resolution and settlement of an asbestos claim. Cash proceeds from this lawsuit settlement were received in the fourth quarter of 2004.
     Benefit (Provision) for Income and Other Corporate Taxes, Net
     Income and other taxes include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes decreased by approximately $8.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to a settlement of previously recorded tax liabilities, a reduction in state taxes and built-in gain taxes as a result of legal entity restructuring, and a reduction in certain state and federal tax liabilities from the completion of various tax returns during the year ended December 31, 2005.
     We had previously recorded a tax liability related to 1998 tax issues between us and a wholly-owned subsidiary of Trizec Canada Inc. and the IRS. During the second quarter of 2005, the wholly-owned subsidiary of Trizec Canada Inc. reached a settlement with, and made payment to, the IRS with regard to the 1998 tax matters. As a result, we determined that we have been relieved of any potential tax liability related to this matter and, therefore, reduced our tax liability by, and recorded a benefit from income taxes of, approximately $2.8 million.
     Minority Interest
     During the year ended December 31, 2005, an increase in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in a minority interest loss of approximately $1.0 million. In addition, minority interest attributable to our consolidated real estate joint ventures resulted in a minority interest loss of approximately $0.1 million.
     During the year ended December 31, 2004, an increase in the redemption value in the TrizecHahn Mid-Atlantic I Limited Partnership redeemable units resulted in minority interest loss of approximately $0.9 million and minority interest attributable to our consolidated joint ventures resulted in minority interest loss of approximately $0.1 million. In addition, preferred returns to the minority interest partner upon the sale of the Hollywood & Highland Hotel in Los Angeles, California resulted in minority interest loss of approximately $0.7 million and the redemption of TrizecHahn Mid-Atlantic I Limited Partnership redeemable units resulted in minority interest loss of approximately $1.0 million. These losses were partially offset by minority interest income of approximately $0.9 million resulting from the sale of a land parcel during the second quarter of 2004.

     Income from Unconsolidated Real Estate Joint Ventures
     Income from unconsolidated real estate joint ventures decreased by approximately $0.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. Income from unconsolidated real estate joint ventures decreased by approximately $3.6 million due to an increase in interest expense related to the June 2004 refinancing of the mortgage loans that encumbered Grace Building and 1411 Broadway, both of which are located in New York, New York. Income from unconsolidated real estate joint ventures decreased by approximately $0.7 million due to the second quarter 2004 gain on sale of an interest in the Waterview Development, located in Arlington, Virginia. These decreases were partially offset by an increase in income from unconsolidated real estate joint ventures of approximately $4.1 million due to a decrease in losses on early debt retirement.
     Discontinued Operations
     Income from properties classified as discontinued operations decreased by approximately $17.4 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. Income from discontinued operations for the year ended December 31, 2004 includes the net income from all properties classified as held for disposition and not sold prior to January 1, 2004, whereas income from discontinued operations for the year ended December 31, 2005 includes only the net income from properties classified as held for disposition and not sold prior to January 1, 2005.
     During the fourth quarter of 2005, we entered into an agreement with a third party to sell Williams Center I & II for a gross sale price of approximately $42.5 million. As part of the agreement, we are to provide a $2.0 million subordinated personally guaranteed note to the buyer, reducing the net proceeds to be paid to us. The terms of the note require payments to be made to us from excess cash flow of the property, as defined under the note. To the extent the property does not generate excess cash flow, interest accrues on the note and payment is deferred.
     In addition, after the contract to sell Williams Center I & II had been executed, a tenant notified us of its intent to terminate its lease for a payment of approximately $3.3 million. As part of the sale agreement, we were required to obtain approval for the transaction from the buyer. The buyer approved the transaction which was effected through a reduction in the sale proceeds to be paid to us in the amount of the termination fee.
     As a result of the above terms, the expected net sales proceeds on the sale of Williams Center I & II at December 31, 2005 was less than the carrying value of the asset. In accordance with SFAS No. 144, we recorded a provision for loss on real estate in the amount of approximately $3.5 million.
     During the year ended December 31, 2004, we recognized a provision for loss on disposition of discontinued real estate of approximately $109.0 million, relating to eight properties that were designated as held for disposition on June 30, 2004, to reduce the carrying value of such properties to fair value. Fair value of the eight properties was determined by contract prices, less transaction costs and/or internal valuation.
     During the year ended December 31, 2005, we disposed of five non-core office properties that resulted in a net gain on disposition of discontinued real estate of approximately $133.0 million.
     During the year ended December 31, 2004, we recognized a net gain on disposition of discontinued real estate of approximately $125.5 million due to the sales of the Hollywood & Highland Complex and fourteen non-core office properties.
     Gain on Disposition of Real Estate, Net
     In May 2004, we entered into a joint venture agreement with a third party to own and operate Plaza of the Americas, located in Dallas, Texas, “Trizec Plaza of the Americas, L.P.” Prior to the formation of Trizec Plaza of the Americas, L.P., Plaza of the Americas was 100% owned by us. In conjunction with the formation of Trizec Plaza of the Americas, L.P., we sold a 50% interest in Plaza of the Americas to the third party for a net sales price of approximately $47.8 million, resulting in a net loss on disposition of real estate of approximately $20.8 million, for the sale of the 50% interest. This loss is offset by a gain on disposition of real estate, net of the related tax effect, of approximately $15.1 million due to the sale of 151 Front Street which was subject to the transition rules of SFAS

No. 144. In addition, during the year ended December 31, 2004, we disposed of three land parcels that resulted in a gain on disposition of real estate of approximately $13.1 million.
     Cumulative Effect of a Change in Accounting Principle
     Certain of our real estate assets contain asbestos. Although the asbestos is appropriately contained in accordance with current environmental regulations, our practice is to remediate the asbestos upon the renovation or redevelopment of our properties. Accordingly, in conjunction with the adoption of the Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations- an Interpretation of FASB Statement No. 143” (“FIN No. 47”), we determined that these assets meet the criteria for recording an asset retirement obligation in the aggregate amount of approximately $8.7 million, which is included in “Other Accrued Liabilities” on our consolidated balance sheet at December 31, 2005. The cumulative effect of adopting FIN No. 47 was approximately $4.9 million, and is recorded as “Cumulative Effect of a Change in Accounting Principle” on our consolidated statement of operations for the year ended December 31, 2005.

     Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003
     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the years ended
	December 31,		Increase	%
	2004	2003	(Decrease)	Change
		(dollars in thousands)
Total Revenues	$647,391	$646,362	$1,029	0.2%

Property operating expenses	289,514	306,986	(17,472)	5.7%
General and administrative	39,759	40,358	(599)	1.5%
Depreciation and amortization	132,644	122,935	9,709	7.9%
Provision for loss on real estate	12,749	—	12,749	—
Loss on and provision for loss on investment	14,558	15,491	(933)	6.0%

Total Expenses	489,224	485,770	3,454	0.7%

Operating Income	158,167	160,592	(2,425)	1.5%

Other Income (Expense)
Interest and other income	5,280	7,300	(2,020)	27.7%
Foreign currency exchange gain	3,340	—	3,340	—
(Loss) Gain on early debt retirement	(7,032)	2,262	(9,294)	410.9%
Recovery on insurance claims	739	6,673	(5,934)	88.9%
Interest expense	(137,398)	(141,267)	3,869	2.7%
Derivative gain	1,073	—	1,073	—
Lawsuit and other settlements	3,676	26,659	(22,983)	86.2%

Total Other Expense	(130,322)	(98,373)	(31,949)	32.5%

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations, Gain on Disposition of Real Estate, Net, and Cumulative Effect of a Change in Accounting Principle	27,845	62,219	(34,374)	55.2%
(Provision) Benefit for income and other corporate taxes, net	(4,379)	41,777	(46,156)	110.5%
Minority interest	(1,834)	(1,626)	(208)	12.8%
Income from unconsolidated real estate joint ventures	15,243	23,336	(8,093)	34.7%

Income from Continuing Operations	36,875	125,706	(88,831)	70.7%
Discontinued Operations
(Loss) Income from discontinued operations	(68,428)	11,707	(80,135)	684.5%
Gain on disposition of discontinued real estate, net	125,508	58,834	66,674	113.3%

Income Before Gain on Disposition of Real Estate, Net, and Cumulative Effect of a Change in Accounting Principle	93,955	196,247	(102,292)	52.1%
Gain on disposition of real estate, net	7,358	11,351	(3,993)	35.2%

Income before Cumulative Effect of a Change in Accounting Principle	101,313	207,598	(106,285)	51.2%
Cumulative effect of a change in accounting principle	—	(3,845)	3,845	—

Net Income	101,313	203,753	(102,440)	50.3%
Special voting and Class F convertible stockholders’ dividends	(4,824)	(5,226)	402	7.7%

Net Income Available to Common Stockholders	$96,489	$198,527	$(102,038)	51.4%

Straight Line Revenue (excluding discontinued operations)	$16,249	$21,998	$(5,749)	26.1%

Lease Termination Fees (excluding discontinued operations)	$7,488	$4,211	$3,277	77.8%

     Total Revenues
     Total revenues increased by approximately $1.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Total revenues increased by approximately $14.8 million due to the acquisition of Bank of America Plaza, located in Los Angeles, California, in the third quarter of 2004 and by approximately $1.3 million due to the acquisition of an interest in 2001 M Street, located in Washington, D.C., in the fourth quarter of 2004. In addition, total revenues increased by approximately $3.2 million due to an increase in termination fee income, by approximately $3.8 million primarily due to an increase in recovery income and by approximately $0.5 million due to an increase in rental income. Total revenues also increased by approximately $0.3 million due to an increase in management fee income for the year ended December 31, 2004 compared to the year ended December 31, 2003. These increases were offset by decreases of approximately $11.2 million due to the sale of 151 Front Street, located in Toronto, Ontario, in the first quarter of 2004, by approximately $10.8 million due to the sale of a 50% interest in Plaza of the Americas, located in Dallas, Texas, in the second quarter of 2004 and by approximately $0.5 million due to the sale of Paseo Colorado, located in Pasadena, California, in the first quarter of 2003. Additionally, total revenues decreased by approximately $0.4 million due to a decrease in parking and other revenue.
     Included in the total revenues analysis above, for the year ended December 31, 2004, we recognized approximately $7.5 million of termination fees for our office portfolio compared to approximately $4.2 million for the year ended December 31, 2003.
     Property Operating Expenses
     Property operating expenses decreased by approximately $17.5 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The sale of 151 Front Street resulted in a decrease of approximately $7.1 million, the sale of a 50% interest in Plaza of the Americas resulted in a decrease of approximately $7.3 million, and the sale of Paseo Colorado resulted in a decrease of approximately $0.6 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Property operating expenses decreased by approximately $8.6 million due to a decrease in insurance expense and by approximately $0.5 million due to a decrease in property tax expense primarily resulting from a property tax settlement for a property located in Dallas, Texas. In addition, property operating expenses decreased by approximately $3.0 million primarily due to a decrease in building management expenses and by approximately $2.0 million primarily due to a decrease in bad debt expense. These decreases were partially offset by an increase of approximately $6.3 million due to the acquisition of Bank of America Plaza and by approximately $0.3 million due to the acquisition of an interest in 2001 M Street. In addition, there was an increase in property operating expenses of approximately $5.0 million due to an increase in utilities expense, repairs and maintenance expense and other recoverable expenses for the year ended December 31, 2004 compared to the year ended December 31, 2003.
     Excluding the impact of lease termination fees on revenues, our gross margin (total revenues, excluding lease termination fees, less property operating expenses) increased to approximately 54.8% for the year ended December 31, 2004 from approximately 52.2% for the year ended December 31, 2003, primarily reflecting a decrease in non-recoverable operating expenses.
     General and Administrative
     General and administrative expense decreased by approximately $0.6 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This decrease is due primarily to expense related to the net settlement of warrants incurred during the year ended December 31, 2003 and a decrease in bonus accruals during the year ended December 31, 2004. These decreases were partially offset by separation costs incurred during the year ended December 31, 2004. In addition, we terminated our lease at the Sears Tower, located in Chicago, Illinois, during the fourth quarter of 2004 and paid a fee of approximately $3.2 million related to such termination.
     Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $9.7 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Depreciation and amortization expense increased by approximately $7.0 million due to the acquisition of Bank of America Plaza and by approximately $0.5 million due to the acquisition of an interest in 2001 M Street. In addition, depreciation and amortization expense increased approximately $5.2 million due to accelerated depreciation of tenant improvements resulting from the early termination of leases as well as additional tenant improvements during the year ended December 31, 2004 compared to the year ended December 31, 2003. These increases were partially offset by the disposition of a 50% interest in Plaza of the Americas, resulting in a decrease in depreciation and amortization expense of approximately $3.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003.
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
     Foreign Currency Exchange Gain
     During the year ended December 31, 2004, we sold 151 Front Street in Toronto, Ontario, recognizing a foreign currency exchange gain of approximately $3.3 million.
     (Loss) Gain on Early Debt Retirement
     During the year ended December 31, 2004, we recorded an aggregate loss on early debt retirement of approximately $7.0 million. During the year ended December 31, 2004, we recorded a loss on early debt retirement of approximately $1.4 million due to the write-off of unamortized deferred financing costs related to the retirement of our $350.0 million revolving credit facility. We recorded a loss on early debt retirement of approximately $3.2 million comprised of the write-off of unamortized deferred financing costs of approximately $2.4 million and a prepayment fee of approximately $0.8 million related to the repayment of approximately $444.1 million of our variable interest rate commercial mortgage pass-through certificates. In addition, in conjunction with the sale of real estate and the refinancing of a $120.0 million mortgage loan, we recorded a loss on early debt retirement of approximately $2.4 million comprised of the write-off of unamortized deferred financing costs of approximately $0.9 million and a prepayment penalty of approximately $2.7 million, offset by the forgiveness of debt of approximately $1.2 million.
     During the year ended December 31, 2003, we recorded an aggregate gain on early debt retirement of approximately $2.3 million. We recorded an approximately $3.6 million gain on early debt retirement related to the forgiveness of a $17.9 million construction facility on a technology property. On June 30, 2003, we conveyed title of the technology property to the lender and are no longer obligated to the lender under the $17.9 million construction facility. The $3.6 million gain on early debt retirement is net of approximately $0.5 million remitted to the lender in full satisfaction of any exposure related to the construction facility. This gain on early debt retirement is partially offset by the write-off of unamortized deferred financing costs of approximately $1.3 million as a result of the repayment of secured mortgages coinciding with the sale of the underlying properties.
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
     Interest Expense
     Interest expense decreased by approximately $3.9 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Early debt retirements resulted in a decrease in interest expense of approximately $14.5 million. In addition, lower average debt balances outstanding for the year ended December 31, 2004 compared to the year ended December 31, 2003, due to regular principal amortization and lump sum repayments, resulted in a decrease in interest expense of approximately $0.7 million. The retirement of debt due to property dispositions resulted in a decrease in interest expense of approximately $1.3 million. These decreases were partially offset by an increase in interest expense of approximately $3.4 million due to an increase in average interest rates and additional interest expense related to refinancings for the year ended December 31, 2004 compared to the year ended December 31, 2003. A higher outstanding balance on our credit facility resulted in an increase in interest expense of approximately $4.1 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. In addition, in conjunction with the purchase of Bank of America Plaza in Los Angeles, California and the acquisition of an interest in 2001 M Street in Washington, D.C. during the year ended December 31, 2004, we entered into mortgage loans totaling, in the aggregate, approximately $286.5 million which resulted in an increase in interest expense of approximately $5.1 million.
     Derivative Gain
     In December 2004, we settled approximately $500.0 million of interest rate swap contracts. As a result of the swap settlements, we recognized an approximately $1.1 million derivative gain during the year ended December 31, 2004.

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
     (Provision) Benefit for Income and Other Corporate Taxes, Net
     Income and other taxes includes franchise, capital, alternative minimum and foreign taxes related to on-going real estate operations. Income and other taxes decreased by approximately $46.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily due to the tax benefit of the disposition of our investment in the Sears Tower in Chicago, Illinois of approximately $12.0 million, a tax settlement of approximately $21.0 million, and the liquidation of the Hollywood TRS subsidiary of approximately $13.5 million during the year ended December 31, 2003.
     Minority Interest
     During the year ended December 31, 2004, an increase in the redemption value in the TrizecHahn Mid-Atlantic I Limited Partnership redeemable units resulted in minority interest loss of approximately $0.9 million and minority interest attributable to our consolidated joint ventures resulted in minority interest loss of approximately $0.1 million. In addition, preferred returns to the minority interest partner upon the sale of the Hollywood & Highland Hotel in Los Angeles, California resulted in minority interest loss of approximately $0.7 million and the redemption of TrizecHahn Mid-Atlantic I Limited Partnership redeemable units resulted in minority interest loss of approximately $1.0 million. These losses were partially offset by minority interest income of approximately $0.9 million resulting from the sale of a land parcel during the second quarter of 2004.
     During the year ended December 31, 2003, an increase in the redemption value in the TrizecHahn Mid-Atlantic I Limited Partnership redeemable units resulted in minority interest loss of approximately $1.6 million.
     Income from Unconsolidated Real Estate Joint Ventures
     Income from unconsolidated real estate joint ventures decreased by approximately $8.1 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Income from unconsolidated real estate joint ventures decreased by approximately $4.8 million due to a loss on early debt retirement related to the refinancing of the mortgage loans on The Grace Building and 1411 Broadway, located in New York, New York, in June 2004. In addition, approximately $4.2 million of the decrease is primarily due to an increase in interest expense related to the refinancing of these mortgage loans in June 2004. Approximately $6.4 million of the decrease is related to the sale of New Center One in Detroit, Michigan during the first quarter of 2003. These decreases were partially offset by an increase in income from unconsolidated real estate joint ventures of approximately $0.7 million due to the gain on sale of the Waterview development, located in Arlington, Virginia, in 2004 and an increase of approximately $3.9 million related to the consolidation of the Hollywood & Highland Hotel in Los Angeles, California at December 31, 2003. Additionally, there was an increase in net income of approximately $2.7 million in our other joint ventures for the year ended December 31, 2004 compared to the year ended December 31, 2003.

     Discontinued Operations
     Income from properties classified as discontinued operations increased by approximately $l0.7 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Income from discontinued operations for the year ended December 31, 2003 includes the net income from all properties classified as held for disposition and not sold prior to January 1, 2003, whereas income from discontinued operations for the year ended December 31, 2004 includes only the net income from properties classified as held for disposition and not sold prior to January 1, 2004.
     During the year ended December 31, 2004, we recognized a provision for loss on disposition of discontinued real estate of approximately $109.0 million, relating to eight properties that were designated as held for disposition on June 30, 2004, to reduce the carrying value of such properties to fair value. Fair value of the eight properties was determined by contract prices, less transaction costs and/or internal valuation.
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
     During the year ended December 31, 2003, we recognized a gain on disposition of discontinued real estate of approximately $58.8 million due to the sales of seven non-core office properties and one retail property.
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
     We expect to meet our liquidity requirements over the next twelve months, and beyond, for normal recurring expenditures, non-recurring capital expenditures, potential future acquisitions and developments (including the pending acquisition of the Arden portfolio), major renovations, expansions, scheduled debt maturities, ground lease payments, operational tax obligations, settlement of pre-REIT tax issues and dividend distributions (including special dividend distributions on our special voting stock) through cash flows from operations, asset sales, entering into joint venture arrangements or partnerships with equity providers, current cash and credit availability, bridge loans or similar borrowings, refinancing of existing mortgage debt, incurrence of secured debt, proceeds from the possible sale of our capital stock or a combination of these sources. While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. In addition, Trizec Canada Inc. may engage in internal transactions or reorganizations, such as transferring some or all of our common stock and special voting stock that it owns to another affiliate, causing increases in the cross-border withholding tax rates applicable to dividends paid to Trizec Canada Inc., or the withholding rate on dividends paid to Trizec Canada Inc. may increase. In either such case, the special dividend payments that we make to Trizec Canada Inc. would increase.
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
     We have a $750.0 million unsecured credit facility, which matures in October 2008. The amount available for us to borrow under the unsecured credit facility at any time is determined by certain properties that we, or our subsidiaries that may from time to time guarantee the unsecured credit facility, own that satisfy certain conditions of eligibility. These conditions are common for unsecured credit facilities of this nature. The amount available for us to borrow under the unsecured credit facility for the remainder of its term will likely fluctuate. The capacity under the unsecured credit facility may decrease if we sell or place permanent financing on assets currently supporting the unsecured credit facility. In addition, the capacity under the unsecured credit facility may decrease if assets no longer meet certain eligibility requirements. As of December 31, 2005, the amount available for us to borrow under the unsecured credit facility was approximately $750.0 million, of which $347.0 million was outstanding. During the remainder of the term of the unsecured credit facility, we expect the outstanding balance to fluctuate. The balance under the unsecured credit facility will likely increase from time to time as we use funds from the unsecured credit facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. Likewise, the balance under the unsecured credit facility will also likely be reduced from time to time as we pay it down with proceeds generated from asset sales, secured borrowings, operating cash flows and other sources of liquidity.
     Under our unsecured credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restrictions on encumbrances of properties that we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants, as defined in the unsecured credit facility agreement, include the quarterly requirements for the total leverage ratio not to exceed 60.0%; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. These financial covenants also restrict dividends or distributions to no more than 90% of our funds from operations (as defined in the unsecured credit facility agreement). If we are in default in respect to our obligations under the unsecured credit facility agreement, dividends will be limited to the amount necessary to maintain our REIT status. At December 31, 2005, we were in compliance with these financial covenents.

     We also have available an effective shelf-registration statement under which we may offer and sell up to an aggregate amount of $750.0 million of common stock, preferred stock, depositary shares representing shares of our preferred stock and warrants exercisable for common stock or preferred stock. However, our ability to raise funds through sales of common stock, preferred stock, depositary shares representing shares of our preferred stock and common and preferred stock warrants is dependent upon, among other things, general market conditions for REITs, market perceptions about our company, the trading price of our stock and interest rates. The proceeds from the sale of shares of common stock, preferred stock, depositary shares representing shares of our preferred stock or common and preferred stock warrants, if any, would be used for general corporate purposes, which may include, among other things, the acquisition of additional properties or the repayment of outstanding indebtedness.
     We also have entered into a commitment letter to obtain a bridge loan of up to $1.48 billion to finance the acquisition of the Arden portfolio. The bridge loan will be expected to have a twelve-month term, subject to two six-month extension options. We expect to finance the remainder of the purchase price by drawing on our existing unsecured credit facility and the issuance of up to approximately $75.0 million of common units in Trizec Holdings Operating LLC. We anticipate that the outstanding balance on the bridge loan and unsecured credit facility will be gradually repaid with proceeds from future property dispositions and permanent mortgage financings.
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
Contractual Obligations
     The following table summarizes our contractual obligations as of December 31, 2005:

		Payments Due by Period ($ in thousands)
		Less than	1 – 3	3 – 5	More than
	Total	1– Year	Years	Years	5– Years
Long-term debt obligations (1)	$2,210,273	$402,674	$827,825	$119,693	$860,081
Ground lease obligations	226,139	1,050	2,258	2,258	220,573
Operating lease obligations	16,787	2,992	5,784	3,747	4,264
Purchase obligations (2)	45,338	28,109	7,724	5,811	3,694
Tenant obligations	116,049	91,849	20,775	2,078	1,347

Total	$2,614,586	$526,674	$864,366	$133,587	$1,089,959

(1)	Included on balance sheet.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
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

Cash Flow Activity
     At December 31, 2005, we had $36.5 million in cash and cash equivalents as compared to $194.3 million at December 31, 2004. The decrease is a result of the following cash flows:

	For the years ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash provided by operating activities	$193,919	$288,680	$249,650
Cash (used in) provided by investing activities	(304,877)	536,119	412,115
Cash used in financing activities	(46,809)	(759,833)	(594,719)

	$(157,767)	$64,966	$67,046

Operating Activities
     Cash provided by operating activities for the year ended December 31, 2005 was approximately $193.9 million compared to approximately $288.7 million for 2004, and approximately $249.7 million for 2003. Cash flows from operations depend primarily on cash generated from lease payments from leased spaces at our office properties, less expenses incurred to operate the office properties. Most of the amount by which our revenues from real estate operations exceeded property operating expenses was cash flow. We applied most of this cash flow toward interest expense, scheduled principal amortization on mortgage loans, repayments and retirements of mortgage loans, dividends to our stockholders (including special dividend distributions on our special voting stock), capital improvements and leasing costs for our operating properties, operational tax obligations and general and administrative expense. We expect to continue to use cash flow provided by operations to meet our short-term liquidity requirements. The change in cash flows from operating activities is primarily attributable to the factors discussed in our analysis of results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004 and the year ended December 31, 2004 compared to the year ended December 31, 2003, as well as the timing of receipt of revenues and the payment of expenses.
Investing Activities
     Net cash used in and provided by investing activities reflects the net impact of the acquisitions and dispositions of certain properties, investments in, and distributions from, our unconsolidated real estate joint ventures and the ongoing impact of expenditures on tenant installation costs and capital expenditures. During the year ended December 31, 2005, approximately $304.9 million of cash was used in our investing activities, which are described below, as compared to approximately $536.1 million generated during the year ended December 31, 2004 and approximately $412.1 million generated during the year ended December 31, 2003.
     Acquisitions
     In April 2005, we acquired 1200 K Street, N.W., located in Washington, D.C., from an unrelated third party for approximately $194.3 million. This property was purchased with available cash.
     In July 2005, we acquired Figueroa at Wilshire, located in Los Angeles, California, from an unrelated third party for approximately $360.0 million. We borrowed approximately $302.0 million under our unsecured credit facility to finance the acquisition. The remainder of the purchase price was funded with available cash.
     Dispositions
     During the year ended December 31, 2005, we sold five office properties, generating net proceeds of approximately $424.5 million, or approximately $326.8 million after debt repayment.

     Tenant Installation Costs
     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. As noted above, the competitive office rental market, combined with sublet space inventory in our major markets, has continued the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio we owned at December 31, 2005, 2004 and 2003, respectively, including our share of such costs incurred by unconsolidated real estate joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents our pro rata owned share of square feet leased.

	For the years ended December 31,
	2005	2004	2003
		(in thousands)
Square feet leased
- new leasing	2,406	2,727	3,196
- renewal leasing	2,857	2,784	2,982
Tenant square feet leased	5,263	5,511	6,178
Tenant installation costs	$99,879	$114,027	$91,618
     Capital Expenditures
     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. Capital expenditures for our total office portfolio, including our share of such expenditures incurred by unconsolidated real estate joint ventures, was approximately $28.9 million, $13.9 million and $21.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as asbestos abatement or removal costs, major mechanical attribute or system replacement and redevelopment or reconstruction costs directly attributable to extending or preserving the useful life of the base building. Furthermore, as part of our office property acquisitions, we have routinely acquired and repositioned properties in their respective markets, many of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration when negotiating our purchase price at the time of acquisition.
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

	For the years ended December 31,
	2005	2004	2003
	(dollars in thousands)
Tenant installation costs, including leasing costs for the owned office portfolio	$99,879	$114,027	$91,618
Tenant installation costs, including leasing costs for properties disposed of during the period	5,345	20,506	3,140
Capital expenditures	28,858	13,938	21,590
Pro rata joint venture activity	(11,878)	(6,210)	(13,016)
Timing differences	(22,791)	(13,607)	4,911
Retail activity	—	150	6,942

Total tenant improvements, leasing costs and capital expenditures per consolidated statements of cash flows	$99,413	$128,804	$115,185

     Unconsolidated Real Estate Joint Ventures
     In November 2005, a joint venture partnership between us and Principal Real Estate Investors (“750 Ninth Street Parent, L.L.C.”), acquired the Victor Building, located at 750 9th Street, N.W., Washington, D.C., for approximately $159.9 million. We and Principal Real Estate Investors each have an approximately 50% respective ownership position in 750 Ninth St. Parent, L.L.C.
     In January 2006, 750 Ninth Street, L.L.C., a wholly-owned subsidiary of 750 Ninth Street Parent, L.L.C., secured an approximately $106.0 million mortgage loan commitment, which bears interest at a fixed rate of 5.39% and is scheduled to mature in February 2016. Of the $106.0 million mortgage loan commitment, $95.0 million was funded on the closing date and the balance will be funded in accordance with the terms and conditions of the mortgage loan agreement. The $95.0 million of loan proceeds has been distributed to the partners in accordance with the partnership agreement.
     During the year ended December 31, 2005, we made cash and non-cash contributions to and investments in our unconsolidated real estate joint ventures in the aggregate amount of approximately $101.3 million, which includes approximately $81.0 million of contributions to 750 Ninth Street Parent, L.L.C., primarily for the purchase of the Victor Building and capitalized interest on our investment in the Waterview Development in the amount of approximately $0.7 million. We received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $26.1 million, which includes an approximately $6.4 million distribution received from Waterview Investor, L.P., as a result of securing certain construction financing.
     During the year ended December 31, 2004, we made contributions and advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $97.7 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $253.6 million. Included in distributions received from our unconsolidated real estate joint ventures is approximately $167.2 million of distributions received from 1114 TrizecHahn-Swig, L.L.C. and 1411 TrizecHahn-Swig L.L.C. (the “Swig Joint Ventures”) due to proceeds received from the refinancing of their mortgage loans.
     During the year ended December 31, 2003, we made contributions and advances to our unconsolidated real estate joint ventures in the aggregate amount of approximately $27.1 million, and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $21.7 million.
     We have received net distributions in excess of our investments in the Swig Joint Ventures. At December 31, 2005 and 2004, such excess net distributions totaled approximately $44.2 million and $43.2 million, respectively, and have been recorded in other accrued liabilities as we are committed to provide financial support to the Swig Joint Ventures in the future.

Financing Activities
     During the year ended December 31, 2005, we used approximately $46.8 million in our financing activities due primarily to approximately $108.3 million of principal repayments on mortgage debt exclusive of property dispositions, approximately $97.7 million of repayments of mortgage debt upon property dispositions and approximately $4.2 million of financing fees primarily incurred in conjunction with the modification of our unsecured credit facility. We also paid approximately $129.8 million in dividends to our stockholders. These uses were partially offset by net draws on our unsecured credit facility of approximately $197.0 million, proceeds from the issuance of common stock of approximately $67.5 million due to stock option and warrant exercises and approximately $28.7 million released from an escrow established for repayment of the mortgage loan of 250 West Pratt, located in Baltimore, Maryland.
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
     During the year ended December 31, 2003, we used approximately $594.7 million in our financing activities due primarily to approximately $191.2 million of principal repayments on mortgage debt, approximately $307.7 million of repayments of mortgage debt and other loans repaid upon property dispositions, net repayments on our unsecured credit facility of approximately $90.0 million and approximately $2.5 million of financing costs. Additionally, we incurred and paid approximately $3.4 million in settlement of forward rate contracts used to lock into a maximum effective interest rate on certain mortgage debt. We also paid approximately $94.1 million in dividends to our stockholders. These uses were partially offset by proceeds from mortgage debt financings and the issuance of common stock.
     Mortgage Debt, Other Loans and Unsecured Credit Facility
     At December 31, 2005, our consolidated debt was approximately $2.2 billion. The weighted average interest rate on our debt was approximately 6.16% and the weighted average maturity was approximately 4.1 years.

     The table that follows summarizes the mortgage debt, other loans, and unsecured credit facility at December 31, 2005 and December 31, 2004:

	December 31,
Debt Summary	2005	2004
	(dollars in thousands)
Balance:
Fixed rate	$1,923,518	$2,110,511
Variable rate	286,755	108,771

Total	$2,210,273	$2,219,282

Collateralized property	$1,847,095	$2,024,055
Unsecured credit facility	347,000	150,000
Other loans	16,178	45,227

Total	$2,210,273	$2,219,282

Percent of total debt:
Fixed rate	87.0%	95.1%
Variable rate	13.0%	4.9%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	6.27%	6.33%
Variable rate	5.38%	3.87%

Total	6.16%	6.21%

Leverage ratio:
Net debt to net debt plus book equity	51.1%	53.1%

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of stockholders’ equity.
     Unsecured Credit Facility
     In October 2005, we and the lenders under our $750.0 million unsecured credit facility (the “2004 Unsecured Credit Facility”) agreed to amend and restate our unsecured credit facility (the “2005 Unsecured Credit Facility”). Among other things, the lenders agreed to convert the facility from a $600.0 million revolver component and a $150.0 million term component to a $750.0 million revolver with no term component, reduce the interest rate on borrowings and extend the term through October 2008. The 2005 Unsecured Credit Facility bears interest at LIBOR plus a spread of 0.95% to 1.65% based on our total leverage and matures in October 2008. The financial covenants, as defined in the 2005 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 60.0%; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. These financial covenants also restrict dividends or distributions to no more than 90% of our funds from operations (as defined in the 2005 Unsecured Credit Facility agreement). If we are in default in respect of our obligations under the 2005 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain our REIT status. At December 31, 2005, we were in compliance with these financial covenants. For those lenders that participated in both the 2004 Unsecured Credit Facility and the 2005 Unsecured Credit Facility, any remaining unamortized deferred financing costs as well as additional costs incurred with the amendment and restatement are being amortized over the term of the 2005 Unsecured Credit Facility. For lenders that did not participate in the 2005 Unsecured Credit Facility, we recorded a loss on early debt retirement of approximately $0.2 million comprised of the write-off of unamortized deferred financing costs.
     At December 31, 2005, the amount eligible to be borrowed under the 2005 Unsecured Credit Facility was approximately $750.0 million, of which $347.0 million was drawn and outstanding. At December 31, 2004, the amount eligible to be borrowed under the 2004 Unsecured Credit Facility was approximately $484.9 million, of which $150.0 million was drawn and outstanding. Certain conditions of the 2005 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time.
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
     In October 2005, in conjunction with the sale of Twinbrook Metro Plaza, located in Rockville, Maryland, we repaid and retired the mortgage loan collateralized by such property. The mortgage loan had a principal balance of approximately $16.0 million, bore interest at a fixed rate of 6.65% and was scheduled to mature in September 2008. In conjunction with the repayment and retirement of the mortgage loan, we recorded a loss on early debt retirement of approximately $0.7 million, comprised primarily of a yield maintenance fee.
     In October 2005, we repaid and retired the mortgage loan collateralized by Sunrise Tech Park, located in Reston, Virginia. The mortgage loan had a principal balance of approximately $22.5 million, bore interest at a fixed rate of 6.75% and was scheduled to mature in January 2006.
     Property loans are collateralized by deeds of trust or mortgages on properties and mature on various dates between May 2006 and December 2014.
     Hedging Activities
     At December 31, 2005 and 2004, we had outstanding interest rate swap contracts in the notional amount of $150.0 million, bearing a weighted average interest rate of 5.60% and maturing on March 15, 2008. For the years ended December 31, 2005 and 2004, we recorded, through other comprehensive income, unrealized derivative gains of approximately $6.4 million and $13.2 million, respectively, related to the interest rate swap contracts. At December 31, 2005 and 2004, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $2.8 million and $9.2 million at December 31, 2005 and 2004, respectively.
     In September 2005, we entered into a forward-starting swap contract in the notional amount of approximately $250.0 million, at a swap rate of 4.53%, to lock in a maximum interest rate on an anticipated refinancing of the mortgage loan on One New York Plaza, located in New York, New York. We expect to complete such refinancing in 2006 and, therefore, settle this forward-starting swap contract. The forward-starting swap contract was entered into at current market rates and, therefore, had no initial cost. The benefit to unwind this forward-starting swap contract is approximately $7.8 million at December 31, 2005 and is recorded through other comprehensive income. Upon settlement of the forward-starting swap contract, we may be obligated to pay the counterparty a settlement payment, or alternatively, we may be entitled to receive settlement proceeds from the counterparty. Any monies paid or received will be recorded in other comprehensive income and amortized to interest expense over the term of the refinanced mortgage loan.
     Unconsolidated Real Estate Joint Venture Mortgage Debt
     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method of accounting. At December 31, 2005 and 2004, our pro rata share of this debt amounted to approximately $413.7 million and approximately $420.2 million in the aggregate, respectively.
     Principal Repayments
     The table below presents the schedule of maturities of the collateralized property loans and other loans.
     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

	Total Debt(1)
	Office	Other	Total
	(dollars in thousands)
Principal repayments due in:
2006	$402,450	$224	$402,674
2007	77,574	259	77,833
2008	402,716	276	402,992
2009	14,876	295	15,171
2010	104,208	314	104,522
Subsequent to 2010	845,271	14,810	860,081

Total	$1,847,095	$16,178	$1,863,273

Weighted average interest rate at December 31, 2005	6.26%	6.57%	6.26%

Weighted average term to maturity (in years)	4.4	5.4	4.4

Percentage of fixed rate debt including variable rate debt subject to interest rate caps and interest rate swap contracts	100%	100%	100%

(1)	Excludes unsecured credit facility.

Dividends
          Common Dividends:

					Total
				Dividend	Dividend
2005	Declaration Date	Record Date	Payable Date	Per Share	(In Millions)
Fourth Quarter	12/13/2005	12/30/2005	01/17/2006	$0.20	$31.6
Third Quarter	09/13/2005	09/30/2005	10/17/2005	$0.20	$31.4
Second Quarter	06/14/2005	06/30/2005	07/15/2005	$0.20	$31.2
First Quarter	03/10/2005	03/31/2005	04/15/2005	$0.20	$31.0
          For federal income tax purposes, 91.0% of the dividends paid to common stockholders in 2005 represents ordinary income. Approximately 15.8% of the ordinary dividend income is treated as qualified dividends. Approximately 9.0% of the dividends paid to common stockholders in 2005 represents return of capital. The alternative minimum tax adjustments apportioned to the common stockholders in 2005 was $(0.01) per share.
          Special Voting Stock Dividends:

				Total Dividend
2005	Declaration Date	Record Date	Payable Date	(In Millions)
Fourth Quarter	12/13/2005	12/30/2005	01/17/2006	$0.7
Third Quarter	09/13/2005	09/30/2005	10/17/2005	$1.3
Second Quarter	06/14/2005	06/30/2005	07/15/2005	$1.2
First Quarter	03/10/2005	03/31/2005	04/15/2005	$1.2
          Class F Convertible Stock Dividends:
          On March 10, 2005, the Corporation declared an aggregate annual dividend of approximately $0.005 million for the Class F convertible stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. The Corporation accrued an additional $0.001 million dividend for the Class F convertible stock on each of March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively.
Market Risk — Quantitative and Qualitative Information
          Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is our long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At December 31, 2005, approximately 87%, or approximately $1.9 billion, of our outstanding debt had fixed interest rates (including variable rate debt subject to interest rate caps and interest rate swap contracts), which minimizes the interest rate risk on such outstanding debt.
          We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not utilize financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions that we believe are creditworthy counterparties. Our primary objectives when undertaking hedging transactions and derivative positions are to reduce our floating rate exposure, which, in turn, reduces the risks that variable rate debt imposes on our cash flows and to lock in maximum interest rates on forecasted debt transactions, which, in turn, reduces the risks of increasing interest rates on our cash flows. Our strategy partially protects us against future increases in interest rates. At December 31, 2005, we had hedge contracts totaling $150.0 million which convert variable rate debt at LIBOR plus various spreads to a fixed rate of 6.22% and mature on March 15, 2008. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. As a result of our hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.
          At December 31, 2005, our total outstanding debt was approximately $2.2 billion, of which approximately $286.8 million was variable rate debt after the impact of the hedge agreement. At December 31, 2005, the average interest rate on variable rate debt was approximately 5.38%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 54 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.5 million annually. If market rates of interest increase by 10%, the fair value of the total debt outstanding would decrease by approximately $36.1 million.
          Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10% (or approximately 54 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $1.5 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $37.3 million.
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
Gain Contingencies
          Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza, located in New York, New York, that was damaged in 2001. Total remediation and improvement costs were approximately $19.1 million. Through December 31, 2005, we have received approximately $12.1 million in insurance proceeds related to this incident. We have filed a claim for additional proceeds of approximately $7.0 million; however, we cannot provide assurance that we will be successful in collecting the additional proceeds. We will recognize the additional proceeds, if any, during the period in which we receive the insurance proceeds.
Subsequent Events
          In January 2006, we sold Williams Center I & II, located in Tulsa, Oklahoma, for a gross sale price of approximately $42.5 million. As part of the sale, we provided a $2.0 million subordinated personally guaranteed note to the buyer, reducing the net proceeds to be paid to us.
          In February 2006, we repaid and retired the mortgage loan collateralized by 1400 K Street, N.W., located in Washington, D.C. At December 31, 2005, the mortgage loan had a principal balance of approximately $20.8 million, bore interest at a fixed rate of 7.20%, and was scheduled to mature in May 2006.
          In March 2006, we refinanced the mortgage loan collateralized by One New York Plaza, located in New York, New York. The mortgage loan, which, at December 31, 2005, had a principal balance of approximately $228.7 million and bore interest at a fixed rate of 7.27%, was refinanced with a $400.0 million mortgage loan scheduled to mature in March 2016, and bearing interest at a fixed rate of 5.14%, after settlement of forward-starting swap contracts.

          In March 2006, we sold First Citizens Plaza, located in Charlotte, North Carolina, for a gross sale price of approximately $77.3 million.
Newly Issued Accounting Standards
          In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon future events that may or may not be within an entity’s control. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. In addition, the fair value of the liability should be recognized when incurred. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. Certain of our real estate assets contain asbestos. Although the asbestos is appropriately contained in accordance with current environmental regulations, our practice is to remediate the asbestos upon the renovation or redevelopment of our properties. Accordingly, we have determined that these assets meet the criteria for recording an asset retirement obligation in the aggregate amount of approximately $8.7 million, which is included in “Other Accrued Liabilities” on our consolidated balance sheet at December 31, 2005. The cumulative effect of adopting FIN No. 47 was approximately $4.9 million, and is recorded as “Cumulative Effect of a Change in Accounting Principle” on our consolidated statement of operations for the year ended December 31, 2005.
          In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The EITF has concluded that the general partner, or the general partners as a group, controls a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” We have adopted EITF 04-5 as of December 31, 2005. EITF 04-5 does not have a material impact on our results of operations, financial position or liquidity.
          In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-6 does not have a material impact on our results of operations, financial position or liquidity.
Inflation
          Substantially all of our leases provide for separate property tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases.
Funds from Operations
          Funds from operations is a non-GAAP financial measure. Funds from operations is defined by NAREIT as net income, computed in accordance with GAAP, excluding gains or losses from sales of properties and cumulative effect of a change in accounting principle, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

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
          The following table sets forth the reconciliation of funds from operations to net income available to common stockholders for the years ended December 31, 2005, 2004 and 2003:

	For the years ended December 31,
	2005	2004	2003
	(dollars in thousands)
Net income available to common stockholders	$201,012	$96,489	$198,527

Add/(deduct):
Gain on disposition of real estate, net	(145)	(7,358)	(11,351)
Gain on disposition of discontinued real estate, net	(133,075)	(125,508)	(58,834)
Gain on disposition of real estate from unconsolidated real estate joint ventures	—	(704)	(230)
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	194,024	178,847	202,490
Cumulative effect of a change in accounting principle, net of minority interest	4,871	—	3,845

Funds from operations available to common stockholders	$266,687	$141,766	$334,447

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
Management’s Report on Internal Control Over Financial Reporting
          Management’s report on internal control over financial reporting and the attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, on management’s assessment of our internal control over financial reporting are set forth on pages F-2 and F-3, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.
Management’s Consideration of the Restatement
           In concluding that the Corporation’s internal control over financial reporting was effective as of December 31, 2005, management considered the restatement related to the write-off of assets related to an investment in an unconsolidated real estate joint venture discussed in Note 2 to the accompanying consolidated financial statements. The Corporation has reviewed the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” paragraph 29 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality.” As a result of its review of such accounting guidance, management considered the following factors: (i) that the Corporation’s decision to restate accumulated deficit at December 31, 2002 was based on the conclusion that the impact of the adjustment, if recorded in the fourth quarter 2005, would have been material to the Corporation’s fourth quarter 2005 income from continuing operations; (ii) that the restatement adjustment did not have a material impact on the interim or annual financial statements, taken as a whole, that were previously reported; and (iii) that the impact of the restatement adjustment on stockholders’ equity was not material to the interim or annual financial statements that were previously reported. Management has concluded that the restatement does not constitute a material weakness as of December 31, 2005 or December 31, 2004.
Changes in Internal Control Over Financial Reporting
          There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
          None.
PART III
Item 10. Directors and Executive Officers of the Registrant
          Information relating to our executive officers, directors and nominees for director is incorporated by reference to “Proposal 1 — Election of Directors” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), to be held on May 18, 2006. Information concerning compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement. Information relating to the audit committee of our board of directors and our audit committee financial expert is incorporated by reference to “Committees of the Board of Directors — Audit Committee” in the 2006 Proxy Statement.
          Our board of directors has adopted a Code of Business Conduct and Ethics, applicable to all employees and directors of Trizec. This Code also applies to our senior financial executives, including our Chief Executive Officer and our Chief Financial Officer (who is both our principal financial and principal accounting officer). The Code of Business Conduct and Ethics is posted on our website at www.trz.com under the headings “Investors — Corporate Governance.” We will also provide a print copy of the Code to any stockholder upon request. We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for senior executive and financial officers, on our website at www.trz.com.
Item 11. Executive Compensation
          Information relating to executive compensation is set forth under the captions “Compensation of Directors and Executive Officers,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Stock Performance Graph” in the 2006 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Information relating to ownership of our common stock by certain persons is set forth under the caption “Stock Ownership Information” in the 2006 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
          Information relating to existing or proposed relationships or transactions between us and any of our affiliates is set forth under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
          Information relating to the fees and services provided by our principal accountant and our audit committee’s pre-approval policies and procedures is set forth under the caption “Proposal 3 - Ratification of Re-Appointment of Independent Registered Public Accounting Firm” in the 2006 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements

See “Index to Financial Statements” on page F-1 of this Form 10-K.

(2)	Financial Statement Schedules

See page F-63 of this Form 10-K.

(3)	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIZEC PROPERTIES, INC.

Date: March 14;, 2006

	By:	/s/ Timothy H. Callahan

Timothy H. Callahan
President, Chief Executive Officer and Director
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2006	/s/ Timothy H. Callahan

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

2.3
Purchase and Sale Agreement, dated December 19, 2005, by and between Trizec Holdings Operating LLC and General Electric Capital Corporation, as amended by the First Amendment to Purchase and Sale Agreement, dated as of December 21, 2005, by and between GECC and the Operating Company (incorporated by reference to Exhibit 2.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated December 22, 2005).

2.4
Agreement and Plan of Merger, dated as of December 21, 2005, by and among Arden Realty, Inc., Arden Realty Limited Partnership, General Electric Capital Corporation, Atlas Merger Sub, Inc., Atlas Partnership Merger Sub, Inc., Trizec Properties, Inc. and Trizec Holdings Operating LLC (incorporated by reference to Exhibit 2.2 of Trizec Properties, Inc.’s Current Report on Form 8-K dated December 22, 2005).

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

Exhibit
Number		Description

10.4
Credit Agreement, dated as of June 29, 2004, among Trizec Properties, Inc. and Trizec Holdings, Inc., as Borrowers, the Lenders party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2004).

10.5
Amended and Restated Credit Agreement, dated as of October 31, 2005, among Trizec Holdings Operating LLC, as Borrower, Trizec Properties, Inc., as Guarantor, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as co-lead arrangers and joint book running managers, Deutsche Bank Trust Company Americas, as administrative agent, and various lenders parties thereto (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated November 2, 2005).

10.6
Joinder Agreement, dated as of December 22, 2004, by Trizec Holdings Operating LLC (relating to the Credit Agreement referenced as Exhibit 10.4 above) (incorporated by reference to Exhibit 10.4 of Trizec Properties, Inc.’s Current Report on Form 8-K dated December 22, 2004).

10.7
Loan Agreement dated as of May 17, 2001 between Secore Financial Corporation, as lender, and certain subsidiaries of Trizec Properties, Inc. named on the signature page thereof, as borrowers and guarantors (incorporated by reference to Exhibit 10.14 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.8
Canadian Tax Cooperation Agreement dated as of May 8, 2002 between TrizecHahn Office Properties Ltd. and Trizec Properties, Inc. (incorporated by reference to Exhibit 10.15 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.9	*
Registration Rights Agreement, dated as of May 2, 2002, by and between Trizec Properties, Inc., Trizec Canada Inc. and Emerald Blue Kft. (incorporated by reference to Exhibit 10.6 of Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.10
Commitment Letter, dated December 21, 2005, by and between Trizec Properties, Inc., Deutsche Bank Securities Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated December 22, 2005).

10.11	*
Employment Agreement, dated as of November 22, 2005, by and between Trizec Properties, Inc. and Timothy H. Callahan (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated November 23, 2005).

10.12	*
Employment Agreement, dated as of January 4, 2005, by and between Trizec Properties, Inc. and Brian Lipson (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated January 4, 2005).

10.13	*
Employment Agreement, dated as of January 4, 2005, by and between Trizec Properties, Inc. and Michael Colleran (incorporated by reference to Exhibit 10.2 of Trizec Properties, Inc.’s Current Report on Form 8-K dated January 4, 2005).

10.14	*
Employment Agreement, dated as of January 4, 2005, by and between Trizec Properties, Inc. and William Tresham (incorporated by reference to Exhibit 10.3 of Trizec Properties, Inc.’s Current Report on Form 8-K dated January 4, 2005).

10.15	*
Employment Arrangement Letter, dated as of February 13, 2003, by and between Trizec Properties, Inc. and Ted Jadwin (incorporated by reference to Exhibit 10.12 of Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.16	*
Resignation Agreement, dated as of September 17, 2004, by and between Trizec Properties, Inc. and Casey R. Wold (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated September 17, 2004).

Exhibit
Number		Description

10.17	*
Form of Bonus Restricted Stock Rights Agreement under the Trizec Properties, Inc. 2003 Long-Term Incentive Plan (as amended and restated effective May 29, 2003) (incorporated by reference to Exhibit 10.1 to Trizec Properties, Inc.’s Current Report on Form 8-K dated February 18, 2005).

10.18	*
Form of Long-Term Incentive Restricted Stock Rights Award Agreement under the Trizec Properties, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Trizec Properties, Inc.’s Current Report on Form 8-K dated February 18, 2005).

10.19	*
Cancellation of Employment and Mutual Release Agreement dated January 17, 2003 between Lee Wagman and Trizec Properties, Inc. (incorporated by reference to Exhibit 10.12 to Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.20	*†	Trizec Properties, Inc. 2002 Long Term Incentive Plan (Amended and Restated effective February 6, 2006).

10.21	*	Trizec Properties, Inc. 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Trizec Properties, Inc.’s Registration Statement on Form S-8, File No. 333-106514).

10.22	*	Trizec Properties, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 of Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.23	*
Amendment, dated May 4, 2004, to Trizec Properties, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

10.24	*
Second Amendment, dated as of August 3, 2004, to Trizec Properties, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 of Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.25	*
Trizec Properties, Inc. 2004 Long-Term Outperformance Compensation Program under the Trizec Properties, Inc. 2002 Long-Term Incentive Plan (which includes a form of award agreement as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated October 21, 2004).

10.26	*
Trizec Properties, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of Trizec Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

10.27	*
First Amendment, dated as of August 3, 2004, to Trizec Properties, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 of Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.28	*	2004 Non-Employee Director Fees and Other Compensation (incorporated by reference to Exhibit 10.27 of Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.29	*	2004 Compensation for Named Executive Officers (incorporated by reference to Exhibit 10.28 of Trizec Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.30	*	2005 Non-Employee Director Fees and Other Compensation Schedule (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated December 15, 2005).

10.31	*	2005 Named Executive Officer Compensation Schedule (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated February 10, 2006).

10.32	*
Separation Agreement dated April 14, 2005 by and between Trizec Properties, Inc. and Michael J. Escalante (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated April 18, 2005).

Exhibit
Number		Description

12.1	†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21.1	†	Subsidiaries of Trizec Properties, Inc.

23.1	†	Consent of PricewaterhouseCoopers LLP.

23.2	†	Consent of Torto Wheaton Research.

31.1	†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	†	Section 1350 Certification of the Chief Executive Officer.

32.2	†	Section 1350 Certification of the Chief Financial Officer.

†	Filed herewith.

*	Denotes a management contract or compensatory plan, contract or arrangement.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Management’s Report on Internal Control Over Financial Reporting
The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Corporation’s evaluation under the framework in Internal Control – Integrated Framework, the Corporation’s management concluded that its internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Trizec Properties, Inc.
We have completed integrated audits of Trizec Properties, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of Trizec Properties, Inc. and its subsidiaries (the “Corporation”) at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Corporation, effective for the fiscal year ending December 31, 2005, adopted the provisions of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.”
As discussed in Note 2 to the consolidated financial statements, the Corporation has restated accumulated deficit at December 31, 2002.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing on page F-2, that the Corporation maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Chicago, Illinois
March 10, 2006

Trizec Properties, Inc.	Consolidated Balance Sheets

	December 31,	(Restated) December 31,
$ in thousands, except share and per share amounts	2005	2004

Assets
Real estate	$4,570,824	$4,335,159
Less: accumulated depreciation	(673,443)	(619,010)

Real estate, net	3,897,381	3,716,149
Cash and cash equivalents	36,498	194,265
Escrows and restricted cash	70,004	83,789
Investment in unconsolidated real estate joint ventures	206,602	113,839
Office tenant receivables (net of allowance for doubtful accounts of $3,718 and $6,677 at December 31, 2005 and December 31, 2004, respectively)	13,087	9,306
Deferred rent receivables (net of allowance for doubtful accounts of $1,438 and $831 at December 31, 2005 and December 31, 2004, respectively)	139,135	137,561
Other receivables (net of allowance for doubtful accounts of $3,080 and $2,473 at December 31, 2005 and December 31, 2004, respectively)	7,384	9,914
Deferred charges (net of accumulated amortization of $82,365 and $68,802 at December 31, 2005 and December 31, 2004, respectively)	124,061	115,669
Prepaid expenses and other assets, net	216,098	139,118

Total Assets	$4,710,250	$4,519,610

Liabilities and Stockholders’ Equity

Liabilities
Mortgage debt and other loans	$1,863,273	$2,069,282
Unsecured credit facility	347,000	150,000
Trade, construction and tenant improvements payables	19,127	25,386
Accrued interest expense	5,697	8,116
Accrued operating expenses and property taxes	108,099	86,713
Other accrued liabilities	181,798	135,201
Dividends payable	32,329	32,407
Taxes payable	27,508	51,406

Total Liabilities	2,584,831	2,558,511

Commitments and Contingencies	—	—

Minority Interest	8,134	7,348

Special Voting and Class F Convertible Stock	200	200

Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, none issued and outstanding at December 31, 2005 and December 31, 2004, respectively	—	—
Common stock, 500,000,000 shares authorized, $0.01 par value, 156,478,409 and 152,164,471 issued at December 31, 2005 and December 31, 2004, respectively, and 156,419,864 and 152,132,857 outstanding at December 31, 2005 and December 31, 2004, respectively	1,565	1,521
Additional paid in capital	2,283,591	2,211,545
Accumulated deficit	(163,049)	(238,767)
Treasury stock, at cost, 58,545 and 31,614 shares at December 31, 2005 and December 31, 2004, respectively	(750)	(415)
Unearned compensation	(446)	(798)
Accumulated other comprehensive loss	(3,826)	(19,535)

Total Stockholders’ Equity	2,117,085	1,953,551

Total Liabilities and Stockholders’ Equity	$4,710,250	$4,519,610

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations

	For the years ended December 31,
$ in thousands, except share and per share amounts	2005	2004	2003

Revenues
Rentals	$499,918	$454,241	$455,503
Recoveries from tenants	111,099	94,097	92,609
Parking and other	104,090	88,005	87,544
Fee income	6,887	11,048	10,706

Total Revenues	721,994	647,391	646,362

Expenses
Operating	249,245	216,935	232,284
Property taxes	88,112	72,579	74,702
General and administrative	38,653	39,759	40,358
Depreciation and amortization	170,753	132,644	122,935
Provision for loss on real estate	—	12,749	—
Loss on and provision for loss on investment	—	14,558	15,491

Total Expenses	546,763	489,224	485,770

Operating Income	175,231	158,167	160,592

Other Income (Expense)
Interest and other income	6,597	5,280	7,300
Foreign currency exchange gain	—	3,340	—
(Loss) Gain on early debt retirement	(6,842)	(7,032)	2,262
Recovery on insurance claims	74	739	6,673
Interest expense	(138,564)	(137,398)	(141,267)
Derivative gain	—	1,073	—
Lawsuit and other settlements	3,288	3,676	26,659

Total Other Expense	(135,447)	(130,322)	(98,373)

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations, Gain on Disposition of Real Estate, Net, and Cumulative Effect of a Change in Accounting Principle	39,784	27,845	62,219
Benefit (Provision) for income and other corporate taxes, net	3,754	(4,379)	41,777
Minority interest	(1,045)	(1,834)	(1,626)
Income from unconsolidated real estate joint ventures	14,997	15,243	23,336

Income from Continuing Operations	57,490	36,875	125,706

Discontinued Operations
Income (Loss) from discontinued operations	19,614	(68,428)	11,707
Gain on disposition of discontinued real estate, net	133,075	125,508	58,834

Income Before Gain on Disposition of Real Estate, Net, and Cumulative Effect of a Change in Accounting Principle	210,179	93,955	196,247
Gain on disposition of real estate, net	145	7,358	11,351

Income before Cumulative Effect of a Change in Accounting Principle	210,324	101,313	207,598
Cumulative effect of a change in accounting principle	(4,874)	—	(3,845)

Net Income	205,450	101,313	203,753

Special voting and Class F convertible stockholders’ dividends	(4,438)	(4,824)	(5,226)

Net Income Available to Common Stockholders	$201,012	$96,489	$198,527

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (Continued)

	For the years ended December 31,
$ in thousands, except share and per share amounts	2005	2004	2003

Earnings per common share
Income from Continuing Operations Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.34	$0.26	$0.88
Diluted	$0.34	$0.26	$0.88
Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$1.30	$0.64	$1.32
Diluted	$1.27	$0.63	$1.32
Weighted average shares outstanding
Basic	154,847,663	151,596,514	150,005,663
Diluted	157,877,915	153,109,854	150,453,281
See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
$ in thousands	2005	2004	2003

Net income	$205,450	$101,313	$203,753

Other comprehensive income (loss):
Unrealized gains on investments in securities:
Unrealized foreign currency exchange gains arising during the period	135	188	259
Unrealized foreign currency exchange gains (losses) on foreign operations	58	(260)	2,643
Realized foreign currency exchange gain on foreign operations	—	(3,340)	—
Unrealized derivative gains (losses):
Effective portion of interest rate contracts	14,449	13,187	(4,256)
Ineffective portion of interest rate contracts	—	317	—
Amortization of forward rate contracts	1,067	766	(126)
Settlement of forward rate contracts	—	(9,524)	(3,311)

Total other comprehensive income (loss)	15,709	1,334	(4,791)

Net comprehensive income	$221,159	$102,647	$198,962

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Changes in Stockholders’ Equity

							(Restated) Accumulated
	Common Stock		Additional	(Restated)			Other
			Paid In	Accumulated	Treasury	Unearned	Comprehensive
	$	Shares	Capital	Deficit	Stock	Compensation	Income (Loss)	Total
Balance at December 31, 2002, as Previously Reported	$1,500	150,029,664	$2,181,958	$(285,482)	$(40)	$(3,593)	$(16,078)	$1,878,265
Adjustment (see Note 2)	—	—	—	(5,802)	—	—	—	(5,802)
Balance at December 31, 2002, as Restated	$1,500	150,029,664	$2,181,958	$(291,284)	$(40)	$(3,593)	$(16,078)	$1,872,463
Net income	—	—	—	203,753	—	—	—	203,753
Dividends	—	—	—	(125,666)	—	—	—	(125,666)
Amortization of escrowed share grants	—	—	—	—	—	2,598	—	2,598
Other comprehensive loss	—	—	—	—	—	—	(4,791)	(4,791)
Issuance of restricted stock	3	345,000	3,785	—	—	(3,788)	—	—
Cancellation of restricted stock	(2)	(233,000)	(2,302)	—	—	2,304	—	—
Amortization of restricted stock	—	—	—	—	—	379	—	379
Issuance of shares upon exercise of warrants and stock options	9	877,256	9,961	—	—	—	—	9,970
Issuance of shares, ESPP	—	35,925	445	—	—	—	—	445
Intrinsic value option expense for vested options	—	—	—	—	—	402	—	402
Fair value option expense	—	—	652	—	—	—	—	652
Forfeiture of stock options	—	—	(234)	—	—	234	—	—
Deemed equity contribution on repayment of advances to parent	—	—	(537)	—	—	—	—	(537)
Treasury shares	—	(14,365)	—	—	(197)	197	—	—

Balance at December 31, 2003	$1,510	151,040,480	$2,193,728	$(213,197)	$(237)	$(1,267)	$(20,869)	$1,959,668
Net Income	—	—	—	101,313	—	—	—	101,313
Dividends	—	—	—	(126,883)	—	—	—	(126,883)
Other comprehensive income	—	—	—	—	—	—	1,334	1,334
Cancellation of restricted stock	—	—	—	—	(91)	91	—	—
Amortization of restricted stock and units	—	—	2,448	—	—	221	—	2,669
Issuance of shares upon exercise of warrants and stock options	10	1,013,549	12,802	—	—	—	—	12,812
Issuance of shares, ESPP	1	92,431	1,331	—	—	—	—	1,332
Intrinsic value option expense for vested options	—	—	—	—	—	103	—	103
Fair value option expense	—	—	1,200	—	—	—	—	1,200
Forfeiture of stock options	—	—	(54)	—	—	54	—	—
Amortization of outperformance plan	—	—	90	—	—	—	—	90
Treasury shares	—	(13,603)	—	—	(87)	—	—	(87)

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Changes in Stockholders’ Equity (Continued)

							Accumulated
	Common Stock		Additional	(Restated)			Other
			Paid In	Accumulated	Treasury	Unearned	Comprehensive
	$	Shares	Capital	Deficit	Stock	Compensation	Income (Loss)	Total
Balance at December 31, 2004	$1,521	152,132,857	$2,211,545	$(238,767)	$(415)	$(798)	$(19,535)	$1,953,551
Net income	—	—	—	205,450	—	—	—	205,450
Dividends	—	—	—	(129,732)	—	—	—	(129,732)
Other comprehensive income	—	—	—	—	—	—	15,709	15,709
Cancellation of restricted stock	—	(22,600)	—	—	(248)	248	—	—
Amortization of restricted stock, restricted units and restricted stock rights	—	—	4,237	—	—	104	—	4,341
Issuance of shares upon exercise of warrants and stock options	42	4,166,102	65,698	—	—	—	—	65,740
Issuance of shares, ESPP	1	99,897	1,779	—	—	—	—	1,780
Dividend reinvestment	—	—	14	—	—		—	14
Issuance of shares upon vesting of restricted stock, restricted units and restricted stock rights	1	47,939	(305)	—	—	—	—	(304)
Fair value option expense	—	—	87	—	—	—	—	87
Amortization of outperformance plan	—	—	536	—	—	—	—	536
Treasury shares	—	(4,331)	—	—	(87)	—	—	(87)

Balance at December 31, 2005	$1,565	156,419,864	$2,283,591	$(163,049)	$(750)	$(446)	$(3,826)	$2,117,085

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows

	For the years ended December 31,
$ in thousands	2005	2004	2003

Cash Flows from Operating Activities
Net Income	$205,450	$101,313	$203,753
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated real estate joint ventures	(14,997)	(15,243)	(23,336)
Distributions from unconsolidated real estate joint ventures	3,970	15,243	21,660
Depreciation and amortization expense (including discontinued operations)	180,023	166,008	186,056
Amortization of financing costs	5,545	7,293	9,464
Amortization of value of acquired operating leases to rental revenue, net	(3,314)	(949)	—
Provision for bad debt	3,002	4,845	14,336
Gain on disposition of real estate (including discontinued operations)	(133,220)	(132,866)	(70,185)
Provision for loss on real estate (including discontinued operations)	3,531	121,737	18,164
Provision for loss on investment	—	14,558	15,491
Foreign currency exchange gain	—	(3,340)	—
Derivative gain	—	(1,073)	—
Loss (gain) on early debt retirement	280	7,032	(2,262)
Lawsuit and other settlements	—	(94)	(26,659)
Minority interest	1,045	1,834	1,626
Amortization of equity compensation	4,877	2,759	2,977
Compensation charge for net settlement of warrants	—	—	2,080
Stock option grant expense	87	1,303	1,054
Cumulative effect of a change in accounting principle	4,874	—	3,845
Changes in assets and liabilities:
Escrows and restricted cash	(18,520)	3,787	4,637
Office tenant receivables	(4,829)	(3,133)	4,891
Other receivables	1,755	9,142	3,471
Deferred rent receivables	(13,491)	(18,952)	(28,336)
Prepaid expenses and other assets	(8,757)	23,737	(36,287)
Accounts payable, accrued liabilities and other liabilities	(23,392)	(16,261)	(56,790)

Net cash provided by operating activities	193,919	288,680	249,650

Cash Flows from Investing Activities
Real estate:
Tenant improvements and capital expenditures	(71,594)	(96,509)	(88,844)
Tenant leasing costs	(27,819)	(32,295)	(26,341)
Acquisitions	(553,532)	(493,428)	—
Dispositions	424,519	959,868	573,713
Development expenditures	—	—	(903)
Redemption of minority interest units	—	(499)	—
Payment of minority interest	(259)	(4,660)	—
Contribution from minority interest	—	1,011	—
Cash from consolidation of joint venture	—	—	9,659
Escrows and restricted cash	3,601	14,031	(30,701)
Escrows and restricted cash from consolidation of joint venture	—	—	2,594
Unconsolidated real estate joint ventures:
Investments	(101,943)	(49,708)	(27,062)
Distributions	22,150	238,308	—

Net cash (used in) provided by investing activities	(304,877)	536,119	412,115

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (Continued)

	For the years ended December 31,
$ in thousands	2005	2004	2003

Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	—	120,000	85,862
Principal repayments	(108,326)	(882,297)	(191,197)
Repaid on dispositions	(97,683)	(279,827)	(307,702)
Draws on credit line	459,500	811,250	160,100
Paydowns on credit line	(262,500)	(661,250)	(250,100)
Acquisition financing	—	286,500	—
Financing expenditures	(4,237)	(10,909)	(2,481)
Escrows and restricted cash	28,704	(28,704)	—
Settlement of forward rate contracts	—	(3,767)	(3,437)
Settlement of swap agreements	—	1,073	—
Issuance of common stock	67,520	14,144	8,335
Dividends	(129,787)	(126,046)	(94,099)

Net cash used in financing activities	(46,809)	(759,833)	(594,719)

Net (Decrease) Increase in Cash and Cash Equivalents	(157,767)	64,966	67,046

Cash and Cash Equivalents, beginning of year	194,265	129,299	62,253

Cash and Cash Equivalents, end of year	$36,498	$194,265	$129,299

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (Continued)

	For the years ended December 31,
$ in thousands	2005	2004	2003

Supplemental cash flow disclosures:

Cash paid (received) during the year for:

Interest, inclusive of interest capitalized	$141,949	$154,131	$176,417

Interest capitalized to investment in unconsolidated real estate joint ventures	$667	$—	$—

Taxes	$24,465	$(25,327)	$55,378

Write-off of accounts receivable	$4,747	$13,720	$19,865

Write-off of retired assets	$32,965	$41,671	$48,962

Non-cash investing and financing activities:

Forgiveness of debt upon property disposition	$—	$1,237	$—

Forgiveness of debt upon conveyance of property	$—	$—	$17,896

Mortgage debt and other loans assumed by purchasers on property dispositions	$—	$41,106	$25,594

Dividends payable on common stock, special voting stock and Class F convertible preferred stock	$32,329	$32,407	$31,567

Non-cash issuance of restricted stock	$—	$—	$3,788

Changes in accounts due to non-cash contribution into an unconsolidated real estate joint venture:
Investment in unconsolidated real estate joint ventures	$—	$48,000	$—

Real estate	—	(48,000)	—

Changes in accounts due to basis differential adjustment in connection with non-cash contribution to an unconsolidated real estate joint venture:

Investment in unconsolidated real estate joint ventures	$—	$5,148	$—

Deferred rent receivables, net	—	(1,768)	—

Deferred charges, net	—	(1,195)	—

Prepaid expenses and other assets	—	(2,185)	—

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (Continued)

	For the years ended December 31,
$ in thousands	2005	2004	2003

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:

Purchase of real estate	$554,276	$496,254	$—
Prepaid expenses and other assets, net	22	—	—
Accrued operating expenses and real estate taxes	(460)	(1,353)	—
Other accrued liabilities	(306)	(1,473)	—

Acquisition of real estate	$553,532	$493,428	$—

Assets and liabilities from consolidation of joint venture:
Net investment in real estate	$—	$—	$84,696
Other receivables	—	—	2,140
Prepaid expenses and other assets	—	—	2,918
Mortgage debt	—	—	(81,517)
Other accrued liabilities	—	—	(3,274)
Minority interest	—	—	(4,868)
See accompanying notes to the financial statements.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Organization
Trizec Properties, Inc. (“Trizec Properties” or “the Corporation”) is a corporation organized under the laws of the State of Delaware and is approximately 38.3% indirectly owned by Trizec Canada Inc. Effective January 1, 2001, Trizec Properties elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Prior to May 8, 2002, Trizec Properties was a substantially owned subsidiary of TrizecHahn Corporation (“TrizecHahn”), an indirect wholly–owned subsidiary of Trizec Canada Inc. A plan of arrangement (the “Reorganization”) was approved by the TrizecHahn shareholders on April 23, 2002. On May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties commenced trading on the New York Stock Exchange.
Trizec Properties is a self-managed, publicly traded REIT, headquartered in Chicago, Illinois. At December 31, 2005, the Corporation had ownership interests in a portfolio of 50 office properties concentrated in the metropolitan areas of seven major U.S. cities, comprising approximately 36.8 million (unaudited) square feet of total area. Of the 50 office properties, 42 office properties comprising approximately 29.4 million (unaudited) square feet are consolidated and eight office properties comprising approximately 7.4 (unaudited) million square feet are unconsolidated real estate joint venture properties. Based on owned area, the Corporation’s 50 office properties comprise approximately 33.1 million (unaudited) square feet. At December 31, 2005, the occupancy of the Corporation’s 50 office properties was approximately 88.2% based on total area. Occupancy of the Corporation’s 42 consolidated office properties was approximately 88.2% and occupancy of the Corporation’s eight unconsolidated real estate joint venture properties was approximately 88.3%. Based on owned area, the Corporation’s 50 office properties were approximately 88.2% occupied. Owned area reflects the Corporation’s wholly-owned office properties and its pro rata share of its real estate joint venture properties based on its economic ownership interest in those real estate joint ventures.
Pending Acquisition
In December 2005, the Corporation entered into a purchase agreement with General Electric Capital Corporation (“GECC”), and a merger agreement with GECC, Arden Realty, Inc. (“Arden”) and certain of their affiliates pursuant to which it has agreed to acquire 13 office properties totaling approximately 4.1 million (unaudited) square feet and several development land parcels located in Southern California that are currently owned by Arden (the “Arden portfolio”) for an aggregate consideration of approximately $1.63 billion. The Corporation expects to fund the acquisition with a bridge loan of up to $1.48 billion. The Corporation anticipates that the bridge loan will have a twelve-month term, with two six-month extension options. The balance of the acquisition price will be funded with a draw on the Corporation’s existing unsecured credit facility and the issuance of up to approximately $75.0 million of common units in the Operating Company (defined below) to holders of limited partnership interests in Arden’s operating partnership. The Corporation anticipates that the outstanding balance on the bridge loan and unsecured credit facility will be gradually repaid with proceeds from future property dispositions and permanent mortgage financings.
The Corporation’s acquisition of the Arden portfolio is contingent upon the completion of GECC’s acquisition of Arden. The Corporation anticipates that the closing of the Arden portfolio acquisition will occur by the end of the second quarter of 2006.
UPREIT Structure
In December 2004, the Corporation completed the reorganization of its operating structure by converting to an umbrella partnership real estate investment trust, or UPREIT, structure (the “UPREIT Conversion”). In connection with the UPREIT Conversion, the Corporation formed a new operating entity, Trizec Holdings Operating LLC, a Delaware limited liability company (the “Operating Company”), and contributed substantially all of its assets to the Operating Company in exchange for (a) a combination of common units, special voting units and Series F convertible units of limited liability company interests in the Operating Company and (b) the assumption by the Operating Company of substantially all of the Corporation’s liabilities. As a result of the UPREIT Conversion, the Corporation conducts substantially all of its business, and owns substantially all of its assets, through the Operating Company. As the sole managing

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
member of the Operating Company, the Corporation generally has the exclusive power under the limited liability company agreement to manage and conduct the business of the Operating Company, subject to certain limited approval and voting rights of other members that may be admitted in the future. Currently, the Operating Company is wholly owned by the Corporation. However, the Corporation expects to issue common units in the Operating Company to third parties in connection with the proposed acquisition of the Arden portfolio.
2.	SIGNIFICANT ACCOUNTING POLICIES
Restatement
The Corporation has restated accumulated deficit at December 31, 2002 to reflect the write-off of assets related to an investment in an unconsolidated real estate joint venture. During the quarter ended December 31, 2005, it was noted that these assets should have been charged to expense in the Corporation's consolidated statement of operations during the year ended December 31, 2001. The effect of this adjustment is to reduce accumulated deficit and the investment in unconsolidated real estate joint ventures by approximately $5,802.
Basis of Presentation
The accompanying financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 include the accounts and operating results of the Corporation and its subsidiaries. All significant intercompany transactions have been eliminated.
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

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
Furniture, equipment and certain improvements are depreciated on a straight-line basis over periods of up to 10 years.
In accordance with SFAS No. 141, the Corporation allocates the purchase price of real estate to land, building, tenant improvements and, if determined to be material, intangibles, such as the value of above, below and at-market leases, origination costs associated with the in-place leases, and the value of tenant relationships, if any. The Corporation depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from one to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease and any contractual renewal periods in place at the time of purchase. The value associated with tenant relationships is amortized over the expected term of the relationship, which includes an estimate of probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are to be made on the lease, any unamortized balance of the related intangible will be written off. Tenant improvements, in-place lease value and lease origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).
In accordance with SFAS No. 141, the Corporation performs the following procedures for properties it acquires:
1)	estimate the value of the property “as if vacant” as of the acquisition date;

2)	allocate the fair value of the property among land, site improvement, building, and equipment and determine the associated asset life for each;

3)	estimate the fair value of the tenant improvements and calculate the associated asset life;

4)	allocate the value of the above and below market leases to the intangible assets and determine the associated life of the above/below market leases;

5)	allocate the value of the lease origination costs to the intangible assets and calculate the associated asset life;

6)	calculate the intangible value to the in-place leases and the associated asset life for each;

7)	calculate the value and associated asset life of the tenant relationships, if any; and

8)	allocate the remaining value (if any) to goodwill and allocate to the purchase price.
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

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
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
The Corporation reports minimum rental revenue on a straight-line basis, whereby the known amount of cash to be received under a lease is recognized into income evenly over the term of the respective lease. The amount by which straight-line rental revenue exceeds minimum rents collected in accordance with the lease agreements is included in deferred rent receivables. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The impact of the straight-line adjustment increased rental revenue by approximately $13,599, $16,249 and $21,998 for the years ended December 31, 2005, 2004 and 2003, respectively.
Certain tenants are required to pay overage rents based on sales over a stated base amount during the lease year. The Corporation recognizes overage rents only when each tenant’s actual sales exceed the stated base amount.
Parking and other revenue includes income from public parking spaces, parking spaces leased to tenants, income from tenants for additional services provided by the Corporation and income from tenants for early lease termination.
Revenue is recognized on payments received from tenants for early lease terminations after the Corporation determines that all the necessary criteria have been met in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” Lease termination revenue is amortized into revenue over the remaining term the tenant occupies the space.
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
Deferred revenue from building telecommunication and service provider license agreements is recognized to income over the effective term of the license agreements. If a license agreement is terminated early, any remaining unamortized balance is recognized in income at that time.
Investments
Investments in joint ventures in which the Corporation does not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting whereby the cost of an investment is adjusted for the Corporation’s share of equity in net income or loss from the date of acquisition and reduced by distributions received and increased for contributions made. The income or loss of each entity is allocated in accordance with the provision of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
between the carrying amount of the Corporation’s investment in the respective entities and the Corporation’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets, as applicable.
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
Income Taxes
The Corporation determined that it would elect to be taxed as a REIT pursuant to the Code, commencing in 2001. In general, a corporation that distributes at least 90% of its REIT taxable ordinary income to its shareholders in any taxable year, and complies with certain other requirements (relating primarily to its organization, the nature of its assets, the sources of its revenues and ownership rules) is not subject to United States federal income taxation to the extent of the income which it distributes. However, the Corporation is still subject to state and local income taxes and to federal income tax on its undistributed income. The Corporation believes that it meets the qualifications for REIT status as of December 31, 2005, 2004 and 2003, and distributed 100% of its REIT taxable income to its shareholders for those years. The Corporation has also apportioned to its stockholders 100% of its alternative minimum tax (“AMT”) adjustments. As a result, no provision has been made in the consolidated financial statements for federal income taxes for REIT purposes for the years ended December 31, 2005, 2004 and 2003 in respect of the Corporation, other than built-in gain tax, as discussed below.
If the Corporation fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable AMT) on its taxable income at regular corporate rates. For the years ended December 31, 2005, 2004 and 2003, the Corporation had net operating loss carryforwards of approximately $10,927, $10,927 and $45,099, respectively, and AMT credits of approximately $29,905, $23,537 and $21,411, respectively. A valuation allowance fully offsets these amounts and, as a result, no deferred tax assets have been established for them.
In connection with its election to be taxed as a REIT, the Corporation also elected to be subject to the “built-in gain” (“BIG”) rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Corporation’s assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. For the years ended December 31, 2005, 2004 and 2003, the Corporation incurred BIG taxes of approximately $0, $7,101 and $1,139, respectively, which were all paid on an AMT basis.
Taxable income from the Corporation’s taxable REIT subsidiaries (“TRS”) is subject to federal, state and local income taxes. TRS deferred income taxes, where applicable, are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the years ended December 31, 2005, 2004 and 2003, the Corporation’s TRS had deferred income taxes of $(1,373), $0, and $0 for its temporary differences. In addition, for the years ended

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
December 31, 2005, 2004 and 2003, the Corporation’s TRS had net operating loss carryforwards of approximately $8,191, $7,480 and $6,937. A valuation allowance fully offsets these net operating loss carryforwards and, as a result, no deferred tax assets have been established for them.
Cash and Cash Equivalents
Cash and cash equivalents consist of currency on hand, demand deposits with financial institutions and short-term highly-liquid investments with an original maturity of 90 days or less.
Escrows and Restricted Cash
Escrows consist primarily of amounts held by lenders to provide for future property tax expenditures and tenant improvements. In addition, at December 31, 2004, escrows included net proceeds, intended to be reinvested, from sale of real estate assets intended to qualify for tax deferred gain recognition under Section 1031 of the Code. Restricted cash represents amounts committed for various utility deposits, security deposits and insurance reserves. Certain of these amounts may be reduced upon the fulfillment of specific obligations.
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
Derivative Instruments
The Corporation uses interest rate swap contracts, forward-starting swap contracts and interest rate cap contracts to manage risk from fluctuations in interest rates as well as to hedge anticipated future financing transactions. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Forward-starting swap contracts lock in a maximum interest rate on anticipated future financing transactions. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the agreements without exchange of the underlying principal amount. The Corporation believes these agreements are with counter-parties who are creditworthy financial institutions.
The Corporation adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement of Financial Accounting Standards No. 137 and Statement of Financial Accounting Standards No. 138 (collectively, “SFAS No. 133”), as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Corporation’s consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges, or that do not meet the hedge accounting criteria in SFAS No. 133, are required to be reported through the statement of operations.
For derivatives designated as qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is initially recognized in other comprehensive income and, subsequently, reclassified to earnings when the forecasted transactions occur, and the ineffective portions are recognized directly in the statement of operations. The Corporation assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. The Corporation does not use derivatives for trading or speculative purposes.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
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
The carrying amounts of cash and cash equivalents, escrows and restricted cash, accounts receivable, other assets, accounts payable and accrued liabilities approximate their fair value due to the short maturities of these financial instruments.
Stock Based Compensation
Effective July 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (“SFAS No. 148”). The Corporation is applying the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee stock options granted after December 31, 2002. For employee stock option grants accounted for under SFAS No. 123, compensation cost is measured as the fair value of the stock option at the date of grant. This compensation cost is expensed over the vesting period. For employee stock options issued prior to January 1, 2003, the Corporation continued to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. For employee stock option grants accounted for under APB No. 25, compensation cost was measured as the excess, if any, of the fair value of the Corporation’s common stock at the date of grant over the exercise price of the options granted. This compensation cost, if any, was expensed over the vesting period. All employee stock option grants accounted for under APB No. 25 are fully vested. Except as detailed in Note 18 with respect to employee stock options that were granted in connection with the Reorganization, the Corporation’s policy is to grant options with an exercise price equal to the fair value of the Corporation’s common stock at the date of grant. Stock option grant expense of approximately $87, $1,303 and $1,054 was recognized for the years ended December 31, 2005, 2004 and 2003, respectively.
The following reconciles net income available to common stockholders to pro forma net income available to common stockholders and presents reported earnings per share (“EPS”) and pro forma EPS, in each case, as if the fair value based method of accounting for employee stock options as prescribed under the provisions of SFAS No. 123 had been applied to all outstanding and unvested employee stock options. Compensation expense related to restricted stock, restricted units and restricted stock rights is not presented in the following table because the expense is the same under APB No. 25 and SFAS No. 123, and, therefore, is already reflected in net income available to common stockholders.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

	For the years ended December 31,
	2005	2004	2003
Net income available to common stockholders, as reported	$201,012	$96,489	$198,527
Add back:
Stock option grant expense, as reported	87	1,303	1,054
Deduct:
Stock option grant expense, pro forma	(87)	(1,705)	(3,308)

Net income available to common stockholders, pro forma	$201,012	$96,087	$196,273

Net income available to common stockholders per weighted average common share outstanding:
Basic, as reported	$1.30	$0.64	$1.32

Basic, pro forma	$1.30	$0.63	$1.31

Diluted, as reported	$1.27	$0.63	$1.32

Diluted, pro forma	$1.27	$0.63	$1.30

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123 and also supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) requires that compensation cost is measured as the fair value of the stock option at the date of grant, eliminates the alternative to use the intrinsic value method of accounting prescribed in APB No. 25, and clarifies and expands the guidance of SFAS No. 123 in several areas. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS No. 123(R) applies to all awards granted, modified, repurchased or cancelled after the effective date and the cumulative effect of initially applying SFAS No. 123(R), if any, is to be recognized as of the required effective date. The Corporation will adopt SFAS No. 123(R) commencing as of January 1, 2006 using the modified prospective application method. The Corporation does not expect the requirements of SFAS No. 123(R) to have a material impact on its results of operations, financial position or liquidity.
Recent Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon future events that may or may not be within an entity’s control. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. In addition, the fair value of the liability should be recognized when incurred. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. Certain of the Corporation’s real estate assets contain asbestos. Although the asbestos is appropriately contained in accordance with current environmental regulations, the Corporation’s practice is to remediate the asbestos upon the renovation or redevelopment of its properties. Accordingly, the Corporation has determined that these assets meet the criteria for recording an asset retirement obligation in the aggregate amount of approximately $8,711, which is included in “Other Accrued Liabilities” on the Corporation’s consolidated balance sheet at December 31, 2005. The cumulative effect of adopting FIN No. 47 was approximately $4,874, and is recorded as “Cumulative

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
Effect of a Change in Accounting Principle” on the Corporation’s consolidated statement of operations for the year ended December 31, 2005.
In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The EITF has concluded that the general partner, or the general partners as a group, controls a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” The Corporation has adopted EITF 04-5 as of December 31, 2005. EITF 04-5 does not have a material impact on the Corporation’s results of operations, financial position or liquidity.
In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-6 does not have a material impact on the Corporation’s results of operations, financial position or liquidity.
Earnings Per Share
Basic and diluted earnings per share are computed by dividing the net income available to common stockholders by the weighted average common shares and diluted weighted average common shares outstanding for each period.
3.	REAL ESTATE
The Corporation’s investment in real estate is comprised of:

	December 31,
	2005	2004
Properties:
Held for the long term, net	$3,749,836	$3,621,634
Held for disposition, net	147,545	94,515

	$3,897,381	$3,716,149

Properties — Held for the Long Term

	December 31,
	2005	2004
Rental properties:
Land	$563,729	$510,662
Buildings and improvements	3,483,814	3,399,132
Tenant improvements	302,878	278,794
Furniture, fixtures and equipment	13,941	9,469

	4,364,362	4,198,057
Less: accumulated depreciation	(638,956)	(600,853)

	3,725,406	3,597,204

Properties held for development	24,430	24,430

Properties held for the long term, net	$3,749,836	$3,621,634

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
Properties — Held for Disposition

	December 31,
	2005	2004
Rental Properties:
Land	$5,704	$9,229
Buildings and improvements	164,343	94,863
Tenant improvements	11,985	8,580

	182,032	112,672
Less: accumulated depreciation	(34,487)	(18,157)

Properties held for disposition, net	$147,545	$94,515

(i)	The table below summarizes the Corporation’s properties designated as held for disposition subject to the transition rules of SFAS No. 144 and, accordingly, accounted for pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” (“SFAS No. 121”).

		Date Designated as	Date
Property	Location	Held for Disposition	Disposed
Paseo Colorado	Pasadena, CA	Dec-01	Jan-03
151 Front Street	Toronto, ON	Apr-02	Jan-04
In accordance with SFAS No. 121, the results of operations and gains or losses on disposition for the two properties previously designated as held for disposition subject to the transition rules of SFAS No. 144 are included for all periods presented, in the revenues and expenses of the Corporation.
The following summarizes the combined condensed results of operations, excluding any gains or losses on disposition, of the two properties previously designated as held for disposition subject to the transition rules of SFAS No. 144 through the earlier of their respective disposition dates or the years ended December 31, 2005, 2004 and 2003.

	For the years ended December 31,
	2005	2004	2003
Total revenues	$—	$484	$12,265
Operating expenses	—	(419)	(6,280)
Property taxes	—	(75)	(1,732)
Interest expense	—	(100)	(1,417)

(Loss) Income before gain on disposition of real estate, net	$—	$(110)	$2,836

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
(ii)	The table below summarizes the Corporation’s properties designated as held for disposition pursuant to SFAS No. 144.

		Date
		Designated
		as Held for	Provision	Date
Property	Location	Disposition	Taken	Disposed
Goddard Corporate Park	Lanham, MD	Dec-02	$9,782	Feb-03
Rosslyn Gateway	Arlington, VA	Dec-02	—	Mar-03
Esperante Office Building	W. Palm Beach, FL	Mar-03	—	Sep-03
Clark Tower	Memphis, TN	Jun-03	14,592	Aug-03
Minnesota Center	Minneapolis, MN	Sep-03	3,572	Oct-03
9800 La Cienega	Los Angeles, CA	Dec-03	—	Nov-03
Park Central II	Dallas, TX	Dec-03	—	Dec-03
Desert Passage	Las Vegas, NV	Dec-03	57,024	Dec-03
Hollywood & Highland Retail	Los Angeles, CA	Feb-04	142,431	Feb-04
Hollywood & Highland Hotel	Los Angeles, CA	Feb-04	—	Feb-04
1441 Main Street	Columbia, SC	Jun-04	—	Jun-04
St. Louis Place	St. Louis, MO	Jun-04	—	Jun-04
Borden Building	Columbus, OH	Jun-04	22,095	Jul-04
Park Central I	Dallas, TX	Jun-04	2,703	Aug-04
1333 Main Street	Columbia, SC	Jun-04	7,023	Aug-04
3700 Bay Area Blvd.	Houston, TX	Jun-04	—	Sep-04
Lakeside Centre and New Market Business Park	Atlanta, GA	Jun-04	10,261	Dec-04
Bank of America-Columbia	Columbia, SC	Jun-04	3,525	Dec-04
Williams Center I & II	Tulsa, OK	Jun-04	26,582	Jan-06
Capital Center II & III	Sacramento, CA	Sep-04	—	Sep-04
Silver Spring Centre	Silver Spring, MD	Sep-04	—	Nov-04
Gateway Center	Pittsburgh, PA	Sep-04	40,330	Dec-04
110 William Street	New York, NY	Sep-04	—	Dec-04
250 West Pratt Street	Baltimore, MD	Sep-04	—	Dec-04
Shoreline Square	Long Beach, CA	Sep-04	—	April-05
Northstar Center	Minneapolis, MN	Jun-05	—	N/A
Metropolitan Square	St. Louis, MO	Jun-05	—	Jul-05
Watergate Office Building	Washington, D.C.	Jun-05	—	Oct-05
Twinbrook Metro Plaza	Rockville, MD	Sep-05	—	Oct-05
Beaumeade Corporate Park	Ashburn, VA	Sep-05	—	Oct-05
First Citizens	Charlotte, NC	Dec-05	—	Mar-06
In accordance with SFAS No. 144, the results of operations and gains or losses on disposition, if any, for the 29 properties previously designated as held for disposition and sold prior to December 31, 2005 and the three previously designated as held for disposition and not sold prior to December 31, 2005 have been reported as discontinued operations for all periods presented.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
The following table summarizes the combined condensed results of operations, excluding any gains or losses on disposition, for the years ended December 31, 2005, 2004 and 2003, respectively, of these properties through the earlier of their respective disposition dates or the years ended December 31, 2005, 2004 and 2003, respectively.

	For the years ended December 31,
	2005	2004	2003
Total revenues	$69,697	$197,493	$302,052
Operating expenses	(32,182)	(87,469)	(140,483)
Property taxes	(707)	(17,172)	(25,265)
Depreciation and amortization	(9,270)	(33,364)	(63,121)
Provision for loss on discontinued real estate	(3,531)	(108,988)	(18,164)
Interest and other income	403	3,810	1,231
Interest expense	(5,844)	(22,738)	(44,543)
Income and other taxes	1,048	—	—

Income from discontinued operations before cumulative effect of a change in accounting principle	$19,614	$(68,428)	$11,707

Acquisitions of Real Estate During the Year Ended December 31, 2005

				Net
Date			Rentable	Purchase
Purchased	Property	Location	Sq. Ft.	Price
			(unaudited)
April 28	1200 K Street, N.W.	Washington, D.C.	389,000	$194,288
July 20	Figueroa at Wilshire	Los Angeles, CA	1,039,000	359,988

				$554,276

In April 2005, the Corporation acquired 1200 K Street, N.W., located in Washington, D.C., from an unrelated third party for a net purchase price of approximately $194,288. The property was purchased with available cash.
In July 2005, the Corporation acquired Figueroa at Wilshire, located in Los Angeles, California, from an unrelated third party for a net purchase price of approximately $359,988. The Corporation borrowed approximately $302,000 under the unsecured credit facility to finance the acquisition. The remainder of the purchase price was funded with available cash.
In accordance with SFAS No. 141, the Corporation allocated the net purchase price of 1200 K Street, N.W. and Figueroa at Wilshire as follows:

	1200 K Street,	Figueroa at
	N.W.	Wilshire	Total
Land	$48,252	$31,975	$80,227
Building and improvements	119,700	291,446	411,146
Tenant improvements	7,114	10,550	17,664
Leasing commissions	9,748	7,292	17,040
In-place lease value at market	32,857	18,002	50,859
Tenant relationship value	19,108	10,129	29,237
Above market lease value	—	2,173	2,173
Below market lease value	(42,491)	(11,579)	(54,070)

	$194,288	$359,988	$554,276

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
Acquisitions of Real Estate During the Year Ended December 31, 2004

				Net
Date			Rentable	Purchase
Purchased	Property	Location	Sq. Ft.	Price
			(unaudited)
August 27	Bank of America Plaza	Los Angeles, CA	1,422,000	$420,693
November 12	2001 M Street	Washington, D.C.	229,000	75,561	(1)

				$496,254

(1)	Value of acquired interest
In August 2004, the Corporation acquired Bank of America Plaza, located at 333 South Hope Street, Los Angeles, California, from an unrelated third party for a net purchase price of approximately $420,693. The acquisition was financed with two non-recourse mortgage loans totaling approximately $242,000, bearing interest at an average fixed rate of 5.31% and scheduled to mature in September 2014. The remainder of the purchase price was funded with proceeds from the Corporation’s unsecured credit facility.
In November 2004, the Corporation entered into a joint venture, Trizec 2001 M Street Holdings LLC, with an unrelated third party to purchase an interest in an entity that owns 2001 M Street. Trizec 2001 M Street Holdings LLC is owned 98% by the Corporation and 2% by a third party. Trizec 2001 M Street Holdings LLC acquired such interest from an unrelated third party valued at approximately $75,561. The property is encumbered by a non-recourse mortgage loan of approximately $44,500, bearing interest at a fixed rate of 5.25% and scheduled to mature in December 2014. The remainder of the purchase price was funded with proceeds from the Corporation’s unsecured credit facility.
In accordance with SFAS No. 141, the Corporation allocated the net purchase price of Bank of America Plaza and the value of the acquired interest in the entity that owns 2001 M Street as follows:

	Bank of
	America Plaza	2001 M Street	Total
Land	$51,774	$24,920	$76,694
Building and Improvements	292,471	46,763	339,234
Chiller Plant	11,151	—	11,151
Tenant Improvements	9,520	1,501	11,021
Leasing Commissions	6,608	1,049	7,657
In-Place Lease Value at Market	26,563	6,390	32,953
Tenant Relationship Value	27,269	5,792	33,061
Above Market Lease Value	5,477	67	5,544
Below Market Lease Value	(10,140)	(10,921)	(21,061)

	$420,693	$75,561	$496,254

Ground Lease Obligations
Properties carried at a net book value of approximately $330,016 and $364,286 at December 31, 2005 and 2004, respectively, are situated on land subject to lease agreements expiring in the years 2021 to 2086. Minimum land rental payments, including minimum land rental payments for properties held for disposition at December 31, 2005, for each of the next five years and thereafter are as follows:

Years ending December 31, 2006	$1,050
2007	1,129
2008	1,129
2009	1,129
2010	1,129
Thereafter	220,573

$226,139

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
Additional rent is payable under certain land lease agreements based on rental revenue or net cash flows from properties. Ground lease payments of approximately $363, $358 and $330 are included in operating expenses in continuing operations for the years ended December 31, 2005, 2004 and 2003, respectively.
Future Minimum Rents
Future minimum rentals, excluding operating expense recoveries, to be received under non-cancelable tenant leases in effect at December 31, 2005, excluding properties held for disposition at December 31, 2005, for each of the next five years and thereafter, are as follows:

Years ending December 31, 2006	$464,138
2007	432,736
2008	398,802
2009	365,178
2010	311,566
Thereafter	1,272,575

$3,244,995

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES
The Corporation participates in unconsolidated real estate joint ventures in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.
The following is a summary of the Corporation’s ownership in unconsolidated real estate joint ventures at December 31, 2005 and December 31, 2004:

		Legal Interest(1)
		December 31,

Entity	Property and Location	2005	2004

Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, L.P.	Bank One Center, Dallas, TX	50%	50%
1114 TrizecHahn-Swig, L.L.C.	The Grace Building, New York, NY	50%	50%
1411 TrizecHahn-Swig, L.L.C.	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig L.L.C./1460 Fee TrizecHahn Swig L.L.C.	1460 Broadway, New York, NY	50%	50%
Trizec Plaza of the Americas, L.P.	Plaza of the Americas, Dallas, TX	50%	50%
Waterview Investor, L.P.	Waterview Development, Arlington, VA	25%	25%
750 Ninth Street Parent, L.L.C.	Victor Building, Washington, D.C.	50%	—

(1)	The amounts shown above approximate the Corporation’s legal ownership interest as of December 31, 2005 and December 31, 2004. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.
Unconsolidated Real Estate Joint Venture Financial Information
The following represents combined summarized financial information of the Corporation’s unconsolidated real estate joint ventures. The individual unconsolidated real estate joint ventures that contribute more than 10% of the Corporation’s consolidated net income have been itemized in the tables below.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
Balance Sheet Information

	December 31,
	2005			2004
	The Grace	Other Joint		The Grace	Other Joint
	Building	Ventures	Total	Building	Ventures	Total
Assets
Real estate, net	$48,496	$644,452	$692,948	$49,799	$471,962	$521,761
Other assets	79,454	177,455	256,909	70,483	143,970	214,453

Total Assets	$127,950	$821,907	$949,857	$120,282	$615,932	$736,214

Liabilities
Mortgage debt and other loans	$381,000	$476,509	$857,509	$381,000	$469,908	$850,908
Other liabilities	15,401	43,336	58,737	8,448	25,198	33,646
Partners’ equity	(268,451)	302,062	33,611	(269,166)	120,826	(148,340)

Total Liabilities and Equity	$127,950	$821,907	$949,857	$120,282	$615,932	$736,214

Corporation’s share of equity			$1,580			$(91,486)

Net excess of cost of investments over the net book value of underlying assets			160,832			162,137
Reclassification of distributions in excess of investments in unconsolidated real estate joint ventures			44,190			43,188

Carrying Value of Corporation’s Investment In Unconsolidated Real Estate Joint Ventures			$206,602			$113,839

Corporation’s Share of Mortgage Debt			$413,710			$420,160

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
Income Statement Information

	For the Years Ended December 31,
	2005			2004			2003
		Other			Other			Other
	The Grace	Joint		The Grace	Joint		The Grace	Joint
	Building	Ventures	Total	Building	Ventures	Total	Building	Ventures	Total
Total Revenues	$78,051	$139,885	$217,936	$72,170	$132,352	$204,522	$70,127	$142,986	$213,113

Expenses
Operating and other	31,901	70,841	102,742	29,788	70,280	100,068	30,688	69,887	100,575
Depreciation and amortization	6,083	21,790	27,873	5,443	19,542	24,985	5,010	21,904	26,914

Total Expenses	37,984	92,631	130,615	35,231	89,822	125,053	35,698	91,791	127,489

Other Income (Expense)
Interest and other income	624	1,273	1,897	362	481	843	214	388	602
(Loss) Gain on early debt retirement	—	(1,507)	(1,507)	(5,406)	(4,857)	(10,263)	—	4,125	4,125
Interest expense	(22,326)	(26,957)	(49,283)	(16,728)	(25,878)	(42,606)	(9,671)	(28,256)	(37,927)

Total Other Expense	(21,702)	(27,191)	(48,893)	(21,772)	(30,254)	(52,026)	(9,457)	(23,743)	(33,200)

Income before Gain on Disposition of Real Estate	18,365	20,063	38,428	15,167	12,276	27,443	24,972	27,452	52,424
Gain on disposition of real estate	—	—	—	—	1,080	1,080	—	1,136	1,136

Income before Cumulative Effect of a Change in Accounting Principle	18,365	20,063	38,428	15,167	13,356	28,523	24,972	28,588	53,560
Cumulative effect of a change in accounting principle	(549)	(1,197)	(1,746)	—	—	—	—	—	—

Net Income	$17,816	$18,866	$36,682	$15,167	$13,356	$28,523	$24,972	$28,588	$53,560

Corporation’s Share of Income before Cumulative Effect of a Change in Accounting Principle	$7,993	$7,004	$14,997	$6,509	$8,734	$15,243	$11,330	$12,006	$23,336

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
750 Ninth Street Parent, L.L.C
In November 2005, a joint venture partnership between the Corporation and Principal Real Estate Investors (“750 Ninth Street Parent, L.L.C.”) acquired the Victor Building, located at 750 9th Street, N.W., Washington, D.C., for approximately $159,860. The Corporation and Principal Real Estate Investors each have an approximately 50% respective ownership position in 750 Ninth Street Parent, L.L.C.
In accordance with SFAS No. 141, 750 Ninth Street Parent, L.L.C. allocated the net purchase price of the Victor Building as follows:

Victor Building
Land	$44,767
Building and improvements	94,096
Tenant improvements	8,004
Leasing commissions	7,524
In-place lease value at market	12,262
Tenant relationship value	2,589
Below market lease value	(9,382)

$159,860

In January 2006, 750 Ninth Street, L.L.C., a wholly-owned subsidiary of 750 Ninth Street Parent, L.L.C., secured an approximately $106,000 mortgage loan commitment, which bears interest at a fixed rate of 5.39% and is scheduled to mature in February 2016. Of the $106,000 mortgage loan commitment, $95,000 was funded on the closing date and the balance will be funded in accordance with the terms and conditions of the mortgage loan agreement. The $95,000 of loan proceeds has been distributed to the partners in accordance with the partnership agreement.
Waterview Investor, L.P.
In April 2004, the JBG/TrizecHahn Waterview Venture L.L.C., a joint venture through which the Corporation owned an 80% interest in the Waterview Development, located in Arlington, Virginia, sold the property, a mixed-use development land parcel, to a newly formed joint venture, Waterview Investor, L.P. (formerly known as Waterview L.P.), in which the Corporation acquired a 25% interest. The JBG/TrizecHahn Waterview Venture L.L.C. recognized a gain on disposition of real estate of approximately $1,080 in conjunction with such sale.
In September 2005, three wholly-owned subsidiaries of Waterview Investor, L.P. entered into two loan agreements (“Waterview Development Loan A” and “Waterview Development Loan B”) that provide construction financing for the development of the Waterview project, located in Rosslyn, Virginia. The $218,300 Waterview Development Loan A is being used to finance the construction of the office building, initially bears interest at LIBOR plus a spread of 1.60%, matures in August 2009 and is subject to two one-year extension options. The LIBOR spread can be reduced to 1.35% if certain performance measures are achieved. The $78,000 Waterview Development Loan B is being used to finance the construction of the combined hotel and residential building, bears interest at LIBOR plus a spread of 2.00%, matures in August 2009 and is subject to two one-year extension options. Concurrently, these entities entered into two interest rate swap contracts to lock in a fixed interest rate. The swap contract on Waterview Development Loan A, in an accreting notional amount from approximately $49,976 to approximately $132,357, is effective as of October 3, 2005, bears a fixed interest rate of 4.28% and matures on October 1, 2007. The swap contract on Waterview Development Loan B, in a roller coaster notional amount from approximately $315 to approximately $54,534, is effective beginning September 1, 2006, bears a fixed interest rate of 4.36% and matures on February 1, 2008. For the year ended December 31, 2005, the Corporation recorded, through other comprehensive income, an unrealized derivative gain of approximately $200 related to these swap contracts.
The Corporation and two of its subsidiaries, Trizec Holdings, LLC and Trizec Holdings Operating LLC (collectively, the “Trizec Guarantors”), and JBG Investment Fund III LP (“JBG Fund”) have agreed to

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
guarantee the substantial completion of the development of the office building component of the project as well as performance under the swap contract for Waterview Development Loan A. JBG Fund is guaranteeing substantial completion of the combined hotel and residential building as well as performance under the swap contract for Waterview Development Loan B. The Waterview Investor, L.P. agreement has been amended to provide for additional mandatory capital contributions on a pro rata basis in the event either the Trizec Guarantors or JBG Fund are required to fund any excess obligations under the applicable guarantees of Waterview Development Loans A and B and the swap contracts mentioned above.
Marina Airport Building, Ltd.
In December 2005, Marina Airport Building, Ltd. (“Marina”), a joint venture through which the Corporation owns a 50% interest in Marina Towers, located in Los Angeles, California, repaid and retired a mortgage loan with a principal balance of approximately $29,744 that bore interest at a fixed rate of 7.92% and was scheduled to mature in August 2007. Marina recorded a loss on early debt retirement of approximately $1,457 comprised primarily of the write-off of unamortized deferred financing costs of approximately $94 and a prepayment penalty of approximately $1,363.
1460 Leasehold TrizecHahn Swig L.L.C. and 1460 Fee TrizecHahn Swig L.L.C.
In October 2005, 1460 Leasehold TrizecHahn Swig L.L.C. and 1460 Fee TrizecHahn Swig L.L.C. (“together 1460 Swig”), a joint venture through which the Corporation owns a 50% interest in 1460 Broadway, located in New York, New York, refinanced an approximately $25,000 mortgage loan, which bore interest at a variable rate of LIBOR plus 1.5% and was scheduled to mature in May 2006, with a $25,000 mortgage loan bearing interest at a fixed rate of 5.11% and scheduled to mature in November 2012. 1460 Swig recorded a loss on early debt retirement of approximately $50 comprised of the write-off of unamortized deferred financing costs.
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
In June 2004, the Swig Joint Ventures refinanced an approximately $206,868 mortgage loan, which bore interest at a fixed rate of 7.50% and was scheduled to mature in March 2005, with two mortgage loans totaling approximately $600,000, bearing interest at an average fixed rate of 5.52% and scheduled to mature in July 2014. In May 2004, the Swig Joint Ventures entered into forward-starting swap contracts to lock in a maximum effective interest rate on the refinanced mortgage loans. The forward-starting swap contracts were entered into at current market rates and, therefore, had no initial cost. Upon closing of the refinanced mortgage loans, the Corporation advanced approximately $11,540 to the Swig Joint Ventures and the Swig Joint Ventures paid approximately $11,540 to settle the forward-starting swap contracts, which has been recorded in other comprehensive income. The approximately $11,540 paid on settlement of the forward-starting swap contracts will be amortized into interest expense over the life of the mortgage loan. The Swig Joint Ventures repaid the approximately $11,540 advance in the third quarter of 2004. The Swig Joint Ventures recorded a loss on early debt retirement of approximately $10,150 comprised primarily of the write-off of unamortized deferred financing costs of approximately $783 and a yield maintenance fee of approximately $9,367.
Main Street Partners, L.P.
As part of the periodic assessment of the Corporation’s real estate investments relative to both the extent to which such investments are consistent with the Corporation’s long-term real estate investment objectives and performance and prospects of each investment, the Corporation determined in the second quarter of 2004 that its investment in Main Street Partners, L.P., a joint venture through which the Corporation owns a

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
50% interest in Bank One Center in Dallas, Texas, was impaired. As a result of the reassessment of the anticipated future operating results of such non-core investment, the Corporation recognized a provision for loss on investment of approximately $14,558 to reduce the carrying value of such investment to its fair value.
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
Contributions, Advances and Distributions
During the year ended December 31, 2005, the Corporation made cash and non-cash contributions to and investments in its unconsolidated real estate joint ventures in the aggregate amount of approximately $101,276, which includes approximately $81,018 of contributions to 750 Ninth Street Parent, L.L.C., primarily for the purchase of the Victor Building and capitalized interest on its investment in the Waterview Development in the amount of approximately $667. The Corporation received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $26,120, which includes an approximately $6,368 distribution received from Waterview Investor, L.P. as a result of securing the construction financing referred to above.
During the year ended December 31, 2004, the Corporation made contributions and advances to its unconsolidated real estate joint ventures in the aggregate amount of approximately $97,708, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $253,551. Included in distributions received from the Corporation’s unconsolidated real estate joint ventures is approximately $167,165 of distributions received from the Swig Joint Ventures due to proceeds received from the refinancing of their mortgage loans.
The Corporation has received net distributions in excess of its investments in the Swig Joint Ventures. At December 31, 2005 and 2004, such excess net distributions totaled approximately $44,190 and $43,188, respectively, and have been recorded in other accrued liabilities as the Corporation is committed to provide financial support to the Swig Joint Ventures in the future.
Certain of the Corporation’s joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Corporation is not obligated to purchase the interest of its outside joint venture partners.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
5. CONSOLIDATED REAL ESTATE JOINT VENTURES
Although the financial condition and results of operations of the following real estate joint ventures are consolidated, there are unaffiliated parties that own an interest in these real estate joint ventures. The Corporation consolidates these real estate joint ventures because it owns at least 50% of the respective ownership entities and controls major decisions. The following is a summary of the Corporation’s ownership in consolidated real estate joint ventures at December 31, 2005 and December 31, 2004:

		Legal Interest(1)
		December 31,
Entity	Property and Location	2005	2004
TrizecHahn 1065 Avenue of the Americas L.L.C.	1065 Avenue of the Americas, New York, NY	99.0%	99.0%
Trizec 2001 M Street Holdings L.L.C.	2001 M Street, Washington, D.C.	98.0%	98.0%
TrizecHahn Mid-Atlantic I Limited Partnership	Various	98.0%	98.0%

(1) The amounts shown above approximate the Corporation’s legal ownership interest as of December 31, 2005 and December 31, 2004. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.
TrizecHahn Mid-Atlantic I Limited Partnership
The Corporation owned 100% of the general partner units and approximately 98% of the limited partnership units (“Units”) of the TrizecHahn Mid-Atlantic I Limited Partnership at December 31, 2005 and 2004. The remaining Units are held by unrelated limited partners who have a right to redeem their Units before 2012, at a redemption value equal to the fair market value of an equivalent number of shares of common stock of Trizec Properties. Upon redemption of the Units, the TrizecHahn Mid-Atlantic I Limited Partnership is required to pay cash to the holder in an amount equal to the redemption value, or the Corporation has the option to assume directly and satisfy the redemption obligation of TrizecHahn Mid-Atlantic I Limited Partnership by paying the redemption value either in cash or by issuing a number of shares of its common stock equal to the redemption value. The redemption value of the outstanding Units was approximately $5,462 and $4,543 at December 31, 2005 and 2004, respectively. The change in redemption value is recorded as an allocation to minority interest in the consolidated statements of operations.
6. DEFERRED CHARGES
Deferred charges consist of the following:

	December 31,
	2005	2004

Leasing costs	$172,415	$152,521
Financing costs	34,011	31,950

	206,426	184,471
Less: Accumulated amortization	(82,365)	(68,802)

	$124,061	$115,669

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
7. MORTGAGE DEBT, OTHER LOANS AND UNSECURED CREDIT FACILITY

	Total Debt
	December 31, 2005		December 31, 2004
	Weighted		Weighted
	Average	Principal	Average	Principal
	Interest Rates	Balance	Interest Rates	Balance

Collateralized property loans:
At fixed rates (1)	6.26%	$1,847,095	6.31%	$2,024,055
Other loans:
At fixed rates	6.57%	16,178	6.43%	45,227

Total collateralized property and other loans	6.26%	$1,863,273	6.32%	$2,069,282

Unsecured credit facility:
At fixed rates (1)	6.57%	$60,245	7.12%	$41,229
At variable rates	5.38%	286,755	3.87%	108,771

Total unsecured credit facility	5.59%	$347,000	4.76%	$150,000

	6.16%	$2,210,273	6.21%	$2,219,282

(1)	Includes $150,000 of variable rate debt that has been fixed through interest rate swap contracts at December 31, 2005 and 2004, see discussion below.
Certain of the Corporation’s loans are cross-collateralized with, or subject to cross-default or cross-acceleration provisions in, other loans.
Collateralized Property Loans
Property loans are collateralized by deeds of trust or mortgages on properties and mature at various dates between May 2006 and December 2014.
At December 31, 2005, 2004 and 2003, the Corporation had outstanding interest rate swap contracts in the notional amount of $150,000, bearing a weighted average interest rate of 5.60% and maturing March 15, 2008. In addition, at December 31, 2003, the Corporation had outstanding interest rate swap contracts in the notional amount of $500,000, bearing a weighted average interest rate of 2.61% plus various spreads, and scheduled to mature between July 1, 2005 and January 1, 2006. At December 31, 2005 and 2004, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $2,778 and $9,239 at December 31, 2005 and 2004, respectively. The Corporation expects to amortize approximately $1,681 from other comprehensive income into earnings within the next twelve months.
For the years ended December 31, 2005 and 2004, the Corporation recorded, through other comprehensive income, unrealized derivative gains of approximately $6,436 and $13,187, respectively, related to interest rate swap contracts. For the year ended December 31, 2003, the Corporation recorded, through other comprehensive income, unrealized derivative losses of approximately $4,256 related to interest rate swap contracts. Due to the payoff and retirement of certain amounts of variable rate debt during the year ended December 31, 2004, and due to the anticipated payoff and retirement of certain variable rate debt in the future, the Corporation de-designated interest rate swap contracts in the notional amount of $375,000. In December 2004, the Corporation settled $500,000 of interest rate swap contracts, resulting in a realized derivative gain of approximately $1,073 for the year ended December 31, 2004.
In September 2005, the Corporation entered into a forward-starting swap contract, in the notional amount of $250,000, at a swap rate of 4.53%, to lock in a maximum interest rate on an anticipated refinancing of the mortgage loan on One New York Plaza, located in New York, New York. The Corporation expects to complete such refinancing and, therefore, settle the forward-starting swap contract in the first half of 2006. The forward-starting swap contract was entered into at current market rates and, therefore, had no initial cost. The benefit to unwind this forward-starting swap contract is approximately $7,813 at December 31, 2005 and is recorded through other comprehensive income. Upon settlement of the forward-starting swap

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
contract, the Corporation may be obligated to pay the counterparty a settlement payment, or alternatively, may be entitled to receive settlement proceeds from the counterparty. Any monies paid or received will be recorded in other comprehensive income and amortized to interest expense over the term of the refinanced mortgage loan.
Principal repayments of debt outstanding at December 31, 2005 are due as follows:

	Collateralized	Other
	Property Loans	Loans	Total
Years ending December 31, 2006	$402,450	$224	$402,674
2007	77,574	259	77,833
2008	402,716	276	402,992
2009	14,876	295	15,171
2010	104,208	314	104,522
Subsequent to 2010	845,271	14,810	860,081

	$1,847,095	$16,178	$1,863,273

The estimated fair value of the Corporation’s debt approximates its carrying value at December 31, 2005 and 2004.
Early Debt Retirement and Refinancing
Year Ended December 31, 2005
In December 2004, in conjunction with the sale of 250 West Pratt Street, located in Baltimore, Maryland, the Corporation and the lender of the mortgage loan collateralized by such property, agreed to modify certain terms of the mortgage loan. The lender of the mortgage loan agreed to release the property as collateral for the mortgage loan in consideration of the establishment of an escrow of approximately $28,704, for the benefit of the lender. The escrow was comprised of funds to be used to repay the full outstanding principal balance of the mortgage loan as well as interest payments through January 3, 2005. On January 3, 2005, the funds held in escrow were released to the lender. The escrow funds of approximately $28,704 are included in restricted cash on the Corporation’s balance sheet at December 31, 2004. In conjunction with the repayment and retirement of the mortgage loan, the Corporation recorded a loss on early debt retirement of approximately $14, comprised primarily of the write-off of unamortized deferred financing costs.
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

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
In October 2005, in conjunction with the sale of Twinbrook Metro Plaza, located in Rockville, Maryland, the Corporation repaid and retired the mortgage loan collateralized by such property. The mortgage loan had a principal balance of approximately $16,003, bore interest at a fixed rate of 6.65% and was scheduled to mature in September 2008. In conjunction with the repayment and retirement of the mortgage loan, the Corporation recorded a loss on early debt retirement of approximately $734, comprised primarily of a yield maintenance fee.
In October 2005, the Corporation repaid and retired the mortgage loan collateralized by Sunrise Tech Park, located in Reston, Virginia. The mortgage loan had a principal balance of approximately $22,515, bore interest at a fixed rate of 6.75% and was scheduled to mature in January 2006.
Year Ended December 31, 2004
In January 2004, the Corporation refinanced the $120,000 mortgage loan on Ernst & Young Plaza in Los Angeles, California, which bore interest at a variable rate of LIBOR plus 2.75% and was scheduled to mature in June 2004, with a $120,000 mortgage loan bearing interest at a fixed rate of 5.07% and scheduled to mature in February 2014. In December 2003, the Corporation entered into forward-starting swap contracts to lock in a maximum effective interest rate on the refinanced mortgage loan. The forward-starting swap contracts were entered into at current market rates and, therefore, had no initial cost. Upon closing of the refinanced mortgage loan, the Corporation paid approximately $3,767 in settlement of the forward-starting swap contracts, which has been recorded in other comprehensive income. The approximately $3,767 paid on settlement of the forward-starting swap contracts will be amortized to interest expense over the life of the mortgage loan. In addition, the Corporation recorded a loss on early debt retirement of approximately $343, comprised primarily of the write-off of unamortized deferred financing costs.
In February 2004, the Corporation repaid and retired the mortgage loan on Galleria Towers in Dallas, Texas. The mortgage loan had a principal balance of approximately $133,490, bore interest at a fixed rate of 6.79% and was scheduled to mature in May 2004. In conjunction with the repayment and retirement of the mortgage loan, the Corporation recorded a loss on early debt retirement of approximately $40, comprised primarily of the write-off of unamortized deferred financing costs.
In June 2004, the Corporation repaid the mortgage loan on 1065 Avenue of the Americas in New York, New York. The mortgage loan had a principal balance of approximately $36,498, bore interest at a fixed rate of 7.18% and was scheduled to mature in December 2004.
In July 2004, the Corporation repaid and retired the mortgage loan on Newport Tower in Jersey City, New Jersey. The mortgage loan had a principal balance of approximately $102,810, bore interest at a fixed rate of 7.09% and had a maturity date of November 2004.
In July 2004, the Corporation repaid approximately $444,149 of its variable rate commercial mortgage pass-through certificates primarily by drawing on the 2004 Unsecured Credit Facility (hereinafter defined). The variable interest rate commercial mortgage pass-through certificates bore interest at a variable rate of LIBOR plus various spreads between 0.289% and 0.529% and were scheduled to mature between 2006 and 2008. In conjunction with the repayment of the variable interest rate commercial mortgage pass-through certificates, the Corporation recorded a loss on early retirement of debt of approximately $3,233, comprised of the write-off of unamortized deferred financing costs of approximately $2,376 and a prepayment fee of approximately $857.
In November 2004, the Corporation repaid and retired the mortgage loan on Bank of America Plaza, in Columbia, South Carolina. The mortgage loan had a principal balance of approximately $19,918, bore interest at a fixed rate of 6.90% and had a maturity date of March 2005. The Corporation sold Bank of America Plaza in December 2004.
In conjunction with the sale of real estate during the year ended December 31, 2004, the Corporation repaid and retired approximately $279,827 of mortgage debt, resulting in a loss on early debt retirement of approximately $2,027 comprised of the write-off of unamortized deferred financing costs of approximately $608 and a prepayment penalty of approximately $2,656, offset by the forgiveness of debt of approximately $1,237.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
Year Ended December 31, 2003
During the first quarter of 2003, the lender for the Corporation’s remaining technology property forwarded a notice of default related to debt service on the approximately $17,896 construction facility. In June 2003, the Corporation conveyed title for such property to the lender and was no longer obligated to the lender under the construction facility. In addition, the Corporation remitted approximately $483 to the lender in full satisfaction of any amounts owed to the lender related to the construction facility. In June 2003, the Corporation recorded a gain on early debt retirement of approximately $3,619 related to this transaction. This loan was not cross-defaulted to any other of the Corporation’s loans and was scheduled to mature in October 2003.
In June 2003, the Corporation refinanced the approximately $55,107 variable rate development loan on One Alliance Center, located in Atlanta, Georgia, which was scheduled to mature in October 2003, with a $70,000, 4.78% fixed rate mortgage loan that matures in June 2013. In May 2003, the Corporation, through a third party, arranged to set a maximum interest rate on this loan through a forward rate agreement. Upon closing of this loan, the Corporation paid approximately $3,437 to settle this forward rate agreement, which has been recorded in other comprehensive income. The amount paid on settlement will be amortized into interest expense over the life of the loan.
In conjunction with the sale of real estate during the year ended December 31, 2003, the Corporation repaid and retired approximately $307,702 of mortgage debt, resulting in a loss on early debt retirement of approximately $1,357 comprised primarily of the write-off of unamortized deferred financing costs.
Unsecured Credit Facility
The Corporation entered into a three-year, $350,000 revolving credit facility (the “2001 Revolving Credit Facility”) with a group of banks in the fourth quarter of 2001. In the fourth quarter of 2002, the group of banks unanimously agreed to amend and restate the 2001 Revolving Credit Facility (the “2002 Revolving Credit Facility”). Generally, in exchange for the receipt of collateral, the group of banks agreed to provide more flexible financial covenants than had been originally negotiated. In June 2004, the Corporation retired the 2002 Revolving Credit Facility and entered into a $750,000 unsecured credit facility with a group of banks (the “2004 Unsecured Credit Facility”). The 2004 Unsecured Credit Facility consisted of a $600,000 revolving component and a $150,000 term component, bore interest at LIBOR plus a spread of 1.15% to 2.0% based on the Corporation’s total leverage, and was scheduled to mature in June 2007. In conjunction with the retirement of the 2002 Revolving Credit Facility, the Corporation recorded a loss on early debt retirement of approximately $1,389 comprised of the write-off of unamortized deferred financing costs for the year ended December 31, 2004.
In October 2005, the Corporation and the lenders under the 2004 Unsecured Credit Facility agreed to amend and restate the 2004 Unsecured Credit Facility (the “2005 Unsecured Credit Facility”). Among other things, the lenders agreed to convert the facility from a $600,000 revolver component and a $150,000 term component to a $750,000 revolver with no term component, reduce the interest rate on borrowings and extend the term through October 2008. The 2005 Unsecured Credit Facility bears interest at LIBOR plus a spread of 0.95% to 1.65% based on the Corporation’s total leverage and matures in October 2008. The financial covenants, as defined in the 2005 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 60.0%; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. These financial covenants also restrict dividends or distributions to no more than 90% of the Corporation’s funds from operations (as defined in the 2005 Unsecured Credit Facility agreement). If the Corporation is in default in respect of its obligations under the 2005 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain the Corporation’s REIT status. At December 31, 2005, the Corporation was in compliance with these financial covenants. For those lenders that participated in both the 2004 Unsecured Credit Facility and the 2005 Unsecured Credit Facility, any remaining unamortized deferred financing costs as well as additional costs incurred with the amendment and restatement are being amortized over the term of the 2005 Unsecured Credit Facility. For lenders that did not participate in the 2005 Unsecured Credit Facility, the Corporation recorded a loss on early debt retirement of approximately $188 comprised of the write-off of unamortized deferred financing costs.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
At December 31, 2005, the amount eligible to be borrowed under the Corporation’s 2005 Unsecured Credit Facility was $750,000, of which $347,000 was drawn and outstanding. At December 31, 2004, the amount eligible to be borrowed under the Corporation’s 2004 Unsecured Credit Facility was approximately $484,928, of which $150,000 was drawn and outstanding.
Limitations on Indebtedness
The Corporation conducts its operations through various subsidiaries which are party to loan agreements containing provisions that require the maintenance of financial ratios and impose limitations on additional indebtedness and possible distributions in respect of capital stock.
8. PROVISION FOR LOSS ON REAL ESTATE
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
9. PROVISION FOR LOSS AND RECOVERY OF PROVISION FOR LOSS ON DISCONTINUED REAL ESTATE
During the fourth quarter of 2005, the Corporation entered into an agreement with a third party to sell Williams Center I & II for a gross sale price of approximately $42,500. As part of the agreement, the Corporation is to provide a $2,000 subordinated personally guaranteed note to the buyer, reducing the net proceeds to be paid to the Corporation. The terms of the note require payments to be made to the Corporation from excess cash flow of the property, as defined under the note agreement. To the extent the property does not generate excess cash flow, interest accrues on the note and payment is deferred.
In addition, after the contract to sell Williams Center I & II had been executed, a tenant notified the Corporation of its intent to terminate its lease for a payment of approximately $3,323. As part of the sale agreement, the Corporation was required to obtain approval for the transaction from the buyer. The buyer approved the transaction which was effected via a reduction in the sale proceeds to be paid to the Corporation in the amount of the termination fee.
As a result of the above terms, the expected net sales proceeds on the sale of Williams Center I & II at December 31, 2005 was less than the carrying value of the asset. In accordance with SFAS No. 144, the Corporation recorded a provision for loss on real estate in the amount of approximately $3,531.
As part of the periodic assessment of the Corporation’s real estate properties relative to both the extent to which such assets are consistent with the Corporation’s long-term real estate investment objectives and the performance and prospects of each asset, the Corporation determined in the second quarter of 2004 that its investments in seven real estate properties were impaired. Given the Corporation’s strategy focused on owning core real estate in its seven core markets, the Corporation reduced its anticipated recovery period of certain of its remaining non-core assets. As a result of the reduction in the anticipated holding period, together with a reassessment of the anticipated future operating income of such non-core real estate properties and the effects of new competition and demand for the properties, the Corporation determined that its investments in the Borden Building, Park Central I, 1333 Main Street, Lakeside Centre, New Market Business Park, Bank of America–Columbia and Williams Center I & II were impaired. In accordance with SFAS No. 144, the Corporation recorded a provision for loss on discontinued real estate in the aggregate amount of approximately $78,271 in the second quarter of 2004 to reduce the book values of such non-core assets to their estimated fair values. During the third quarter of 2004, the Corporation entered into agreements to sell Lakeside Centre, New Market Business Park and Bank of America-Columbia at sales prices in excess of previous expectations. In accordance with SFAS No. 144, the

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
Corporation reduced its provision for loss on discontinued real estate in the aggregate amount of approximately $9,613 to increase the book values of Lakeside Centre, New Market Business Park and Bank of America-Columbia to their fair values based upon established contract prices, less estimated costs to sell.
During the second quarter of 2004, internal valuations indicated that the value of Gateway Center, located in Pittsburgh, Pennsylvania, had declined. Accordingly, a provision for loss on real estate in the amount of approximately $40,330 was recorded in the second quarter of 2004. Gateway Center was encumbered by a mortgage loan in the principal amount of approximately $39,838. In August 2004, the Corporation received a notice of default related to the debt service from the lender of the mortgage loan on Gateway Center. In September 2004, the Corporation and the lender of the mortgage loan on Gateway Center agreed to modify certain terms of such mortgage loan primarily to reduce the yield maintenance penalty upon prepayment of the mortgage loan, as well as to allow the lender of the mortgage loan to participate in sales proceeds in excess of certain debt repayment and debt repayment costs upon the sale of Gateway Center. In conjunction with this loan modification, the lender of the mortgage loan granted a forbearance with respect to any default by the Corporation under the terms of the mortgage loan prior to modification. If the Corporation was to default on any of the terms of the loan modification, the forbearance would become null and void and the lender of the mortgage loan would be entitled to exercise all of its rights and remedies under the original mortgage loan, including acceleration of the payment of the mortgage loan in full. In September 2004, the Corporation sold Gateway Center and repaid and retired the mortgage loan.
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
10. LOSS ON AND PROVISION FOR LOSS ON INVESTMENT
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
In August 2003, the Corporation sold its interest in a subordinated mortgage collateralized by the Sears Tower, located in Chicago, Illinois, to Metropolitan Life Insurance Company for approximately $9,000. The Corporation recorded a loss on investment due to the sale of the subordinated mortgage of approximately $15,491. In addition, the Corporation recognized a tax benefit related to this transaction of approximately $12,000 which is included in benefit (provision) for income and other corporate taxes.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
11. INCOME AND OTHER CORPORATE TAXES
Reconciliation of Net Income to Taxable Income
REIT taxable income differs from net income reported for financial reporting purposes due to differences for U.S. federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value of the investments in properties and the timing of revenue recognition, among other things. The following table reconciles the Corporation’s net income available to common stockholders to taxable income for the years ended December 31, 2005, 2004 and 2003.

	For the years ended December 31,
	2005	2004	2003
Net Income Available to Common Stockholders	$201,012	$96,489	$198,527

Elimination of earnings from unconsolidated subsidiaries	(39,198)	(18,412)	6,897
Special dividend not deductible for tax purposes	4,438	4,824	5,226
Federal income tax benefit	(3,810)	(1,520)	(50,178)
Book/tax differences on losses from disposition	(92,935)	(144,020)	(56,423)
Straight-line rent adjustments	(12,014)	(19,010)	(26,305)
Depreciation and amortization timing differences	60,990	36,819	35,143
Net operating loss utilized	—	(34,172)	(4,437)
Provision for losses not deductible for tax	—	136,295	—
Dividend income from taxable REIT subsidiaries	2,000	21,252	—
Other book/tax differences, net	(9,611)	(5,238)	16,980

REIT Taxable Income	$110,872	$73,307	$125,430

Benefit (Provision) for Income and Other Corporate Taxes
The benefit (provision) for income and other corporate taxes is as follows:

	For the years ended December 31,
	2005	2004	2003
Provision computed at combined federal and state statutory rates	$—	$—	$—
Franchise, income, alternative minimum and foreign tax	622	(3,963)	(6,102)
Capital loss carryback	—	730	26,902
Change in reserve	3,132	(1,146)	20,977

Benefit (Provision) from operations	3,754	(4,379)	41,777
Benefit from discontinued operations	1,048	—	—
(Provision) Benefit on gains and losses	(1,973)	(9,218)	2,333

Total benefits (provisions)	$2,829	$(13,597)	$44,110

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
For the years ended December 31, 2005, 2004 and 2003, the Corporation had net operating loss carryforwards of approximately $10,927, $10,927 and $45,099, respectively, and AMT credits of approximately $29,905, $23,537 and $21,411, respectively. The current net operating loss carryforward expires between 2020 and 2022. A valuation allowance fully offsets both the net operating loss carryforward and the AMT credits.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
In 1999, the United States Internal Revenue Service (“IRS”) commenced an examination of the Corporation’s prior tax years including the year ended December 31, 1998. In 2000, the Corporation became aware that the IRS was challenging the treatment of two separate dispositions, which were treated as Section 1031 exchanges (non-taxable) during the 1998 tax year. Based on the IRS audit and its assertion that these events were taxable, the Corporation recorded a tax liability of approximately $37,626 in 2000, representing an estimate of the probable tax liability resulting from these two transactions. In the fourth quarter of 2003, the Corporation concluded its appeals process with the IRS concerning the 1998 tax audit. In the first quarter of 2005, the Corporation and the IRS signed definitive documents finalizing the agreement. At December 31, 2003, the Corporation reduced its tax liability relating to the two transactions to approximately $16,649, which represented the amount owed by the Corporation, agreed to by the Corporation and the IRS. The reduction of the tax liability resulted in a tax benefit of approximately $20,977. The Corporation reduced its original estimate because it believed that the resolution with the IRS was probable and provided a better estimate of the tax liability.
The Corporation had previously recorded a tax liability related to 1998 tax issues between the Corporation, and a wholly-owned subsidiary of Trizec Canada Inc. and the IRS. During the second quarter of 2005, the wholly-owned subsidiary of Trizec Canada Inc. reached a settlement with, and made payment to, the IRS with regard to the 1998 tax matters. As a result, in the second quarter of 2005, the Corporation has determined that it has been relieved of any potential tax liability related to this matter and, therefore, has reduced its tax liability by, and recorded a benefit from income taxes of, approximately $2.8 million.
12. GAIN (LOSS) ON DISPOSITION OF REAL ESTATE
During the three years ended December 31, 2005, the Corporation disposed of the following properties and recorded the following gain (loss) on disposition of real estate:
Gain (Loss) on Disposition of Real Estate, Net, During the Year Ended December 31, 2004

Date			Rentable		Net Sale	Gain (Loss)
Sold	Property	Location	Sq. Ft.		Price	On Sale
			(unaudited)
January 15	151 Front Street	Toronto, ON	272,000		$58,228	$20,343
May 10	Residual land	Sarasota, FL	—		1,005	1,005
May 18	Plaza of the Americas(l)	Dallas, TX	588,000	(2)	$47,794	(20,724)
June 14	Woodbridge land	Woodbridge, VA	—		15,359	7,380
November 23	Residual Land	Woodbridge, VA	—		4,489	4,489

					$126,875	$12,493

		Tax expense related to sale				(5,135)

		Gain on disposition of real estate, net				$7,358

(1)	On May 18, 2004, the Corporation sold a 50% interest in Plaza of the Americas and formed Trizec Plaza of the Americas, L.P. joint venture.

(2)	Represents 50% of rentable square feet.
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

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
13.	GAIN (LOSS) ON DISPOSITION OF DISCONTINUED REAL ESTATE

During the three years ended December 31, 2005, the Corporation sold the following properties that had been designated as held for disposition pursuant to SFAS No. 144:

Gain on Disposition of Discontinued Real Estate, Net, During the Year Ended December 31, 2005 for Properties Designated as Held for Disposition Pursuant to SFAS No. 144

Date			Rentable	Net Sales	Gain
Sold	Property	Location	Sq. Ft.	Price	On Sale
			(unaudited)
April 7	Shoreline Square	Long Beach, CA	383,000	$86,668	$21,423
July 29	Metropolitan Square	St. Louis, MO	1,041,000	149,910	20,507
October 7	Watergate Office Building	Washington, D.C.	261,000	84,933	39,364
October 18	Twinbrook Metro Plaza	Rockville, MD	165,000	50,731	24,414
October 18	Beaumeade Corporate Park	Ashburn, VA	460,000	52,395	29,606

				$424,637	$135,314

	Tax expense related to sales, net				(2,293)

	Gain on disposition of discontinued real estate, net				$133,021

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

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
Gain (Loss) on Disposition of Discontinued Real Estate, Net, During the Year Ended December 31, 2003 for Properties Designated as Held for Disposition Pursuant to SFAS No. 144.

					Gain
Date			Rentable	Net Sales	(Loss)
Sold	Property	Location	Sq.ft.	Price	On Sale
			(unaudited)
February 25	Goddard Corporate Park	Lanham, MD	203,000	$17,908	$(890)
March 14	Rosslyn Gateway	Arlington, VA	253,000	53,911	9,429
August 6	Clark Tower	Memphis, TN	650,000	38,907	59
September 25	Esperante Office Building	W. Palm Beach, FL	248,000	59,886	19,155
October 15	Minnesota Center	Minneapolis, MN	289,000	40,236	459
November 19	9800 LaCienega	Los Angeles, CA	358,000	21,915	941
December 15	Park Central II	Dallas, TX	140,000	7,726	838
December 22	Desert Passage	Las Vegas, NV	445,000	239,119	26,510

				$479,608	$56,501

	Tax benefit related to sales, net				2,333

	Gain on disposition of discontinued real estate, net				$58,834

14.	LAWSUIT AND OTHER SETTLEMENTS

In December 2005, the Corporation received approximately $610 as final settlement of damage claims related to certain of the Corporation’s sold properties.

In November 2005, the Corporation received approximately $1,043 related to the settlement and recovery of damages from a former tenant at 12010 Sunrise Valley Drive, located in Reston, Virginia.

In September 2005, the Corporation received approximately $875 related to the recovery of damages on development land at Interstate North Parkway, located in Atlanta, Georgia.

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

15.	RELATED PARTY INFORMATION

Transactions During 2005

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

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
The Corporation had previously recorded a tax liability related to 1998 tax issues between the Corporation, and a wholly-owned subsidiary of Trizec Canada Inc. and the IRS. During the second quarter of 2005, the wholly-owned subsidiary of Trizec Canada Inc. reached a settlement with, and made payment to, the IRS with regard to the 1998 tax matters. As a result, the Corporation has determined that it has been relieved of any potential tax liability related to this matter and, therefore, has reduced its tax liability by, and recorded a benefit from income taxes of, approximately $2.8 million.

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

Other Related Party Information

For the year ended December 31, 2003, the Corporation, in the normal course of business, reimbursed its parent and/or affiliates for direct third party purchased services and a portion of salaries for certain employees for direct services rendered. A significant portion of the reimbursements had been for allocated or direct insurance premiums, which amounted to approximately $196.

In connection with the Reorganization, the Corporation entered into a tax cooperation agreement with TrizecHahn Office Properties, Limited. Under the agreement, the Corporation agreed to continue to conduct its business activities with regard to the consequences under Canadian tax legislation to TrizecHahn Office Properties, Limited, related Canadian corporations and Trizec Canada Inc. Compliance with this agreement may require the Corporation to conduct its business in a manner that may not always be the most efficient or effective because of potential adverse Canadian tax consequences. Furthermore, the Corporation may incur incremental costs due to the need to reimburse these entities for any negative tax consequences.

In connection with the Reorganization, the Corporation entered into a shared services agreement with TrizecHahn. Under the agreement, the Corporation agreed to provide certain services to assist TrizecHahn in fulfilling its public disclosure obligations and conducting investor, media and public relations. TrizecHahn agreed to provide IT consulting and other services. For the years ended December 31, 2005, 2004 and 2003, the Corporation recorded other income of approximately $310, $106 and $404, respectively, for such services provided to TrizecHahn. In addition, the Corporation recorded general and administrative expense for the years ended December 31, 2005, 2004 and 2003 of approximately $179, $350 and $478, respectively, for such services provided to the Corporation. At December 31, 2005, the Corporation had a receivable balance of approximately $416 and a payable balance of approximately $30 related to such services. At December 31, 2004, the Corporation had a receivable balance of approximately $510 and a payable balance of approximately $460 related to such services.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
16.	REDEEMABLE STOCK

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

The Corporation has recorded the holder’s redemption feature at $100 at December 31, 2005 and 2004.

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

The Corporation has recorded the holder’s redemption feature at $100 at December 31, 2005 and 2004.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
17.	STOCKHOLDERS’ EQUITY

Common Dividends:

				Dividend	Total
	Declaration Date	Record Date	Payable Date	Per Share	Dividend
2005
Fourth Quarter	12/13/2005	12/30/2005	01/17/2006	$0.20	$31,620
Third Quarter	09/13/2005	09/30/2005	10/17/2005	$0.20	$31,419
Second Quarter	06/14/2005	06/30/2005	07/15/2005	$0.20	$31,225
First Quarter	03/10/2005	03/31/2005	04/15/2005	$0.20	$31,029
2004
Fourth Quarter	12/10/2004	12/31/2004	01/15/2005	$0.20	$30,557
Third Quarter	09/14/2004	09/30/2004	10/15/2004	$0.20	$30,518
Second Quarter	06/14/2004	06/30/2004	07/15/2004	$0.20	$30,496
First Quarter	03/10/2004	03/31/2004	04/15/2004	$0.20	$30,488
2003
Fourth Quarter	12/10/2003	12/31/2003	01/15/2004	$0.20	$30,255
Third Quarter	09/16/2003	09/30/2003	10/15/2003	$0.20	$30,107
Second Quarter	06/17/2003	06/30/2003	07/15/2003	$0.20	$30,071
First Quarter	03/18/2003	03/31/2003	04/15/2003	$0.20	$30,006
For federal income tax purposes, 91.0% of the dividends paid to common stockholders in 2005 represents ordinary income. Approximately 15.8% of the ordinary dividend income is treated as qualified dividends. Approximately 9.0% of the dividends paid to common stockholders in 2005 represents return of capital. The AMT adjustments apportioned to the common stockholders in 2005 was $(0.01) per share.

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

Special Voting Stock Dividends:

	Declaration Date	Record Date	Payable Date	Total Dividend
2005
Fourth Quarter	12/13/2005	12/30/2005	01/17/2006	$741
Third Quarter	09/13/2005	09/30/2005	10/17/2005	$1,311
Second Quarter	06/14/2005	06/30/2005	07/15/2005	$1,174
First Quarter	03/10/2005	03/31/2005	04/15/2005	$1,208
2004
Fourth Quarter	12/10/2004	12/31/2004	01/15/2005	$908
Third Quarter	09/14/2004	09/30/2004	10/15/2004	$1,393
Second Quarter	06/14/2004	06/30/2004	07/15/2004	$629	(1)
First Quarter	03/10/2004	03/31/2004	04/15/2004	$629	(2)
2003
Fourth Quarter	12/10/2003	12/31/2003	01/15/2004	$1,308
Third Quarter	09/16/2003	09/30/2003	10/15/2003	$2,504
Second Quarter	06/17/2003	06/30/2003	07/15/2003	$629
First Quarter	03/18/2003	03/31/2003	04/15/2003	$776

(1)	The Corporation accrued an additional $587.

(2)	The Corporation accrued an additional $674.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
Class F Convertible Stock Dividends:

On March 10, 2005, the Corporation declared an aggregate annual dividend of approximately $5 for the Class F convertible stock, payable on April 15, 2005, to the holders of record at the close of business on March 31, 2005. The Corporation accrued an additional $1 dividend for the Class F convertible stock on each of March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively.

On March 10, 2004, the Corporation declared an aggregate annual dividend of approximately $5 for the Class F convertible stock, payable on April 15, 2004, to the holders of record at the close of business on March 31, 2004. The Corporation accrued an additional $1 dividend for the Class F convertible stock on each of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively.

On March 18, 2003, the Corporation declared an aggregate annual dividend of approximately $6 for the Class F convertible stock, payable on April 15, 2003. The Corporation accrued an additional $1 dividend for the Class F convertible stock on each of March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, respectively.

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

Treasury Stock

During the year ended December 31, 2005, common shares held in treasury increased by approximately $335 with approximately $87 of this increase due to surrendering of 4,331 common shares as payment of statutory withholdings for the vesting of restricted common stock and approximately $248 of this increase due to the forfeiture of 22,600 shares of restricted common stock.

During the year ended December 31, 2004, common shares held in treasury increased by approximately $178 with approximately $88 of this increase due to surrendering of 5,403 common shares as payment of statutory withholdings for the vesting of restricted common stock and approximately $90 of this increase due to the forfeiture of 8,200 shares of restricted common stock.

During the year ended December 31, 2003, common shares held in treasury increased by approximately $197 due to forfeiture of 14,365 escrowed shares.

Priority

The capital stock of the Corporation has the following ranking upon the voluntary or involuntary liquidation, dissolution or winding up of, or any distribution of the assets of the Corporation among its shareholders for the purpose of winding up its affairs (from most senior to the least): Class F Convertible Stock; Special Voting Stock; and common stock.

Restrictions on Ownership

Pursuant to the Corporation’s certificate of incorporation, ownership of the Corporation’s capital stock by persons other than qualifying U.S. persons is limited to 45% of value in the aggregate so that the Corporation will be in a position to attain “domestically-controlled REIT” status for U.S. federal income tax purposes within 63 months after the effective date of the Reorganization.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
18.	LONG TERM INCENTIVE PLAN AND OTHER AWARDS

On May 8, 2002, the effective date of the Reorganization, the Corporation adopted the 2002 Stock Option Plan (the “Plan”). The purpose of the Plan is to attract, retain and motivate directors, officers and key employees and advisors of the Corporation and to advance the interest of the Corporation by affording these individuals the opportunity, through the grant of stock-based awards, to acquire an increased proprietary interest in the Corporation. The Plan also permitted certain non-qualified stock options to be granted in connection with the Reorganization. The Plan was subsequently amended and restated, effective May 29, 2003, as the 2002 Long Term Incentive Plan, as amended (the “2002 LTIP”). The 2002 Plan is administered by the Compensation Committee which is appointed by the Corporation’s Board of Directors.

The 2002 Plan authorizes the grant to eligible individuals of incentive stock options, non-qualified stock options, stock appreciation rights (either alone or in tandem with a stock option grant), restricted stock awards, performance awards and other compensation based on shares of the Corporation’s common stock.

A maximum of 19,000,000 shares of Trizec Properties common stock were approved to be issued under the Plan. At December 31, 2005, 9,330,891 shares were available for future awards under the 2002 Plan.

Stock Options

The Corporation did not grant non-qualified stock options during the years ended December 31, 2005 and December 31, 2004.

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

The table below shows the Corporation’s stock option activity during the years ended December 31, 2005, 2004 and 2003. Prior to Reorganization, the Corporation did not have a stock option plan.

	Weighted	Number of
	Average Price	Options
Balance at December 31, 2002	$16.77	8,575,432
Options granted	8.66	2,297,500
Options canceled/forfeited	17.22	(1,675,768)

Balance at December 31, 2003	14.66	9,197,164
Options exercised	12.21	(742,612)
Options canceled/forfeited	16.20	(1,158,369)

Balance at December 31, 2004	14.67	7,296,183
Options exercised	16.02	(3,108,602)
Options canceled/forfeited	11.76	(159,267)

Balance at December 31, 2005	$13.74	4,028,314

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
The following table summarizes certain information about the outstanding options at December 31, 2005:

	Outstanding Options			Exercisable Options
		Wtd. Avg. years			Wtd. Avg.
	Number	remaining before	Wtd. Avg.	Number	Exercise
Range of Prices	Outstanding	expiration	Exercise Price	Exercisable	Price
$ 8.61 - $10.98	1,350,940	7.15	$8.69	840,640	$8.70
$11.94 - $16.34	1,386,250	3.23	12.93	1,386,250	12.93
$16.97 - $22.01	1,291,124	2.14	19.89	1,286,324	19.90

	4,028,314	4.20	$13.74	3,513,214	$14.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2003
Expected Dividend Yield	9.2%
Expected Price Volatility	24.7%
Risk Free Interest Rate	2.7%
Expected Life of Options	5-Years
Fair Value of Options	$0.59
Restricted Stock, Restricted Units and Restricted Stock Rights

During the year ended December 31, 2005, the Corporation awarded 619,628 restricted stock rights and 333,680 performance based restricted stock rights to certain employees. These restricted stock rights and performance based restricted stock rights had fair values of approximately $12,485 and $6,993, respectively, on the date of grant. The restricted stock rights vest ratably over periods of one to five years, except for 4,492 restricted stock rights which vested immediately. The performance based restricted stock rights vest ratably over a period of five years provided that specific performance objectives are achieved. The fair value of the restricted stock rights will be charged to earnings as compensation expense over the vesting period, except for the fair value of the 4,492 restricted stock rights that vested immediately which was charged to earnings as compensation expense immediately.

During the year ended December 31, 2005, the Corporation awarded 12,276 restricted stock rights to certain directors of the Corporation. These restricted stock rights had a fair value of approximately $216 on the date of grant. The restricted stock rights vested immediately and the fair value of the restricted stock rights was charged to earnings as compensation expense immediately.

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

During the year ended December 31, 2004, the Corporation awarded 14,056 restricted stock rights to certain directors of the Corporation. These restricted stock rights had a fair value of approximately $229 on the date of grant. The restricted stock rights vest on January 1, 2005. Compensation expense was charged to earnings over the vesting period.

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

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
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

Compensation expense related to restricted stock, restricted units and restricted stock rights totaled approximately $4,341, $2,669 and $379 for the years ended December 31, 2005, 2004 and 2003, respectively.

Warrants

In connection with the Reorganization, the Corporation issued 8,772,418 warrants. The table below summarizes the Corporation’s warrant activity during the years ended December 31, 2005, 2004 and 2003. Prior to the Reorganization, the Corporation did not have warrants outstanding. The Corporation did not grant warrants subsequent to the Reorganization.

	Weighted	Number of
	Average Price	Warrants
Balance at December 31, 2002	$15.51	7,347,918
Warrants exercised	10.48	(1,704,250)
Warrants canceled/forfeited	18.01	(2,369,534)

Balance at December 31, 2003	16.34	3,274,134
Warrants exercised	14.19	(263,581)
Warrants canceled/forfeited	20.83	(632,261)

Balance at December 31, 2004	15.38	2,378,292
Warrants exercised	15.07	(1,057,500)
Warrants canceled/forfeited	19.71	(15,000)

Balance at December 31, 2005	$15.58	1,305,792

The following table summarizes certain information about the outstanding warrants at December 31, 2005:

	Outstanding Warrants			Exercisable Warrants
		Wtd. Avg. years			Wtd. Avg.
	Number	remaining before	Wtd. Avg.	Number	Exercise
Range of Prices	Outstanding	expiration	Exercise Price	Exercisable	Price
$14.51 - $15.15	487,625	1.95	$15.06	487,625	$15.06
$15.50 - $15.57	579,167	1.10	15.56	579,167	15.56
$16.01 - $20.41	239,000	2.50	16.71	239,000	16.71

	1,305,792	1.67	$15.58	1,305,792	$15.58

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
19.	EARNINGS PER SHARE

	For the years ended December 31,
	2005	2004	2003

Income from continuing operations	$57,490	$36,875	$125,706
Gain on disposition of real estate, net	145	7,358	11,351
Less: Special voting and Class F convertible stockholders’ dividends	(4,438)	(4,824)	(5,226)

Income from Continuing Operations Available to Common Stockholders	53,197	39,409	131,831

Discontinued operations	152,689	57,080	70,541
Cumulative effect of a change in accounting principle	(4,874)	—	(3,845)

Net Income Available to Common Stockholders	$201,012	$96,489	$198,527

Basic Earnings per Common Share
Income from continuing operations available to common stockholders	$0.34	$0.26	$0.88
Discontinued operations	0.99	0.38	0.47
Cumulative effect of a change in accounting principle	(0.03)	—	(0.03)

Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding — Basic(1)	$1.30	$0.64	$1.32

Diluted Earnings per Common Share
Income from continuing operations available to common stockholders	$0.34	$0.26	$0.88
Discontinued operations	0.97	0.37	0.47
Cumulative effect of a change in accounting principle	(0.03)	—	(0.03)

Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding — Diluted(1)	$1.27	$0.63	$1.32

Weighted average shares outstanding
Basic	154,847,663	151,596,514	150,005,663
Dilutive Effect of Securities (2)	3,030,252	1,513,340	447,618

Diluted	157,877,915	153,109,854	150,453,281

(1)	May not total the sum of the per share components due to rounding.

(2)	Represents the dilutive effect of stock options, restricted stock, restricted units, restricted stock rights, warrants and potential shares to be issued under the Corporation’s Long-Term Outperformance Compensation Program (the “OPP”).

    The dilutive effect of securities for the years ended December 31, 2005, 2004 and 2003 were calculated based on $20.54 per share, $16.20 per share and $11.31 per share, respectively, which represent the average daily trading price for the years ended December 31, 2005, 2004 and 2003, respectively. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect were the following securities:

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

	For the years ended December 31,
	2005	2004	2003
Stock Options	717,500	3,306,598	8,671,032
Restricted Stock, Restricted Units and Restricted Stock Rights	460,193	535,706	—
Warrants	—	707,000	5,966,918
20.	EMPLOYEE BENEFIT PLANS

401(k) Plans

The TrizecHahn (USA) Employee 401(k) Plan and the TrizecHahn Developments Employee 401(k) Plan were established to cover eligible employees of Trizec Properties and TrizecHahn Development Inc. and employees of any designated affiliates. The two plans were merged on December 8, 2002 to form the Trizec Properties, Inc. 401(k) plan (the “401(k) Plan”). The 401(k) Plan permits eligible persons to defer up to 100% (30% prior to September 1, 2005) of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. In 2005, the Corporation matched dollar for dollar employee contributions to the 401(k) Plan up to 5% of the employee’s annual compensation, subject to certain limitations imposed by the Code. In 2004 and 2003, the Corporation matched dollar for dollar employee contributions to the 401(k) Plan up to 5% of the employee’s annual compensation not to exceed $6. The Corporation incurred expense of approximately $1,701, $1,641 and $1,646 for the years ended December 31, 2005, 2004 and 2003, respectively, related to the 401(k) Plan.

Deferred Compensation Plans

Two of the Corporation’s subsidiaries had deferred compensation plans for a select group of management and highly compensated employees. Effective May 5, 2003, the two plans were merged (the “2003 Plan”).

Under the 2003 Plan, employees were permitted to defer up to 100% of their base salary and/or bonus on a pre-tax basis and to invest the deferred amount in various investment options. Additionally, the Corporation could make discretionary contributions under the 2003 Plan on behalf of participants. Upon completion of a minimum deferral period of four years, participants could elect to release a portion of the deferred amount. In connection with the deferred compensation plan, a grantor trust had been established and contributions were made to the trust in amounts equal to participants’ deferrals and any discretionary contributions. Amounts deferred, and discretionary contributions if any, were expensed as funded. The Corporation incurred expense of approximately $10, $13 and $38 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2004, the Corporation had assets, included in prepaid expenses and other assets, of approximately $5,614 and a liability of approximately $2,605, representing the contributions to the 2003 Plan and obligations to the 2003 Plan, respectively. The 2003 Plan was terminated as of September 30, 2005. Participants had the option to receive a cash distribution or to roll-over their assets into the 2004 Plan (described below).

In December 2003, the Compensation Committee and the Corporation’s Board of Directors approved a deferred compensation plan effective as of January 1, 2004 (the “2004 Plan”). Under the 2004 Plan, a select group of management and highly compensated employees of the Corporation are permitted to defer up to 75% of their base salary and/or up to 100% of their commission and bonus on a pre-tax basis and to invest the deferred amount in various investment options. The minimum amount of salary, commissions or bonus that may be deferred is one percent, but not less than $5 per deferral period. In addition, the 2004 Plan permits certain employees who receive restricted stock rights or other equity-based awards to defer settlement of such awards. The Corporation may make discretionary contributions under the 2004 Plan on behalf of participants. Such employees can elect to receive the deferred amounts as either a lump sum payment or annual installments for up to five years after a minimum five-year deferral period. Amounts deferred and discretionary contributions, if any, are expensed as funded. The Corporation incurred expense of approximately $9 and $52 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Corporation had a liability of approximately $2,686 and $730, respectively, representing the obligations to the 2004 Plan.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
Employee Stock Purchase Plan

On March 18, 2003, the Board of Directors of the Corporation approved an employee stock purchase plan (the “ESPP”) that became effective upon approval by the Corporation’s stockholders on May 29, 2003. A total of 2,250,000 shares of the Corporation’s common stock are available for purchase under the ESPP. All employees of the Corporation and certain designated subsidiaries of the Corporation are eligible to participate in the ESPP as of the first offering period following the completion of six months of continuous employment. The ESPP provides for an offering period which generally runs from March 1 to February 28 or 29 of each year; however, the initial offering period under the ESPP ran from September 2, 2003 through February 29, 2004. Eligible employees may purchase shares worth up to $25 in fair market value per calendar year. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of the common stock on (a) the first day of the offering period or (b) the date when the shares are purchased. Shares are purchased on the last trading day of each calendar month. For the years ended December 31, 2005, 2004 and 2003, 99,897 shares, 92,431 shares and 35,925 shares had been issued to employees under the ESPP, respectively.

Long-Term Outperformance Compensation Program

On October 21, 2004, the Compensation Committee of the Corporation’s Board of Directors made awards to certain senior executives of the Corporation under a long-term incentive compensation program known as the Trizec Properties, Inc. 2004 Long-Term Outperformance Compensation Program (the “OPP”). The OPP was designed as a feature of the Trizec Properties, Inc. 2002 LTIP, which plan previously was approved by the Corporation’s stockholders, to provide meaningful incentives to senior executives to increase stockholder value by aligning the interests of senior management with the interests of the Corporation’s stockholders. The size and dollar value of the incentive pool, if any, will depend on the extent to which the Corporation’s performance over a three-year period commencing on October 20, 2004 and ending on October 19, 2007, as measured by the Corporation’s total rate of return to stockholders, exceeds a pre-established performance threshold. The pre-established performance threshold under the OPP is equal to the greater of (a) 110% of the average of the total rate of return to stockholders achieved by members of a pre-determined peer group of companies over the three-year measurement period and (b) a 10% total annual rate of return to the Corporation’s stockholders, compounded annually over the three-year measurement period. The aggregate award amount potentially allocable to the senior executives will be a dollar amount equal to 6% of the product of (a) the Corporation’s total rate of return to stockholders over the three-year measurement period minus the pre-established performance threshold, multiplied by (b) the Corporation’s market capitalization on October 20, 2004. The aggregate award amount will be paid in the form of shares of restricted stock granted under the 2002 LTIP. Subject to certain limited exceptions, the aggregate award amount and maximum number of shares of restricted stock issuable to participants may not exceed the lesser of (a) $25,000 and (b) 2.5% of the aggregate number of shares of the Corporation’s common stock outstanding on a fully diluted basis as of October 19, 2007. The fair value of the award on October 20, 2004 was $1,720. The Corporation will amortize the value of the award over the vesting period. Seventy-five percent of the award vests on October 19, 2007 and 25% of the award vests on October 19, 2008.

21.	ESCROWED SHARE GRANTS

On November 9, 2000, TrizecHahn Corporation made grants of escrowed shares to 26 U.S. employees under which an escrow agent purchased a total of 904,350 TrizecHahn subordinate voting shares in the open market and deposited them in escrowed accounts. The grants were made for the purpose of retaining key employees. In connection with the Reorganization, the TrizecHahn subordinate voting shares in escrow were exchanged in the same manner that all other subordinate voting shares of TrizecHahn were exchanged. The employee is entitled to the voting rights and dividends paid on the shares during the escrow period. One-third of the share grant vests and is released to the employee on each of the anniversary dates of the grant over a three-year period. Under the terms of the grants, an employee who voluntarily terminates employment, unless such termination was the result of the alteration by the Corporation of the essential terms of employment without the employee’s consent in a manner materially adverse to the employee, or whose employment was terminated for cause, forfeited any entitlement to the shares not yet released from escrow. Fully accelerated vesting occurred if an employee’s employment was terminated by the Corporation without cause, by an employee as a result of the alteration by the Corporation of the essential terms of employment without the employee’s consent in a manner materially

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
adverse to the employee, or due to the death of the employee. Upon a change of control, some employees were also entitled to receive fully accelerated vesting. The first and second tranches of shares vested on November 9, 2001 and November 9, 2002, respectively. Prior to the vesting of the third tranche, a limited number of the employees who received grants were given the opportunity to defer the vesting until a later date. Five of the eligible employees deferred their vesting, so that on November 9, 2003, 174,034 shares that had not been deferred, fully vested and 55,004 shares remained unvested due to these deferrals. On February 22, 2004, all of the remaining grants vested. The cost of acquiring the shares of $12,402 was being amortized to compensation expense, on a straight-line basis, over the vesting period. The amount expensed in respect of the escrowed share grants totaled approximately $2,598 for the year ended December 31, 2003. During the year ended December 31, 2003, 14,365 shares reverted back to the Corporation with an unamortized unearned compensation amount of approximately $197 and are held in treasury.

22.	CONTINGENCIES

Litigation

The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims arising from time to time. While the final outcome with respect to claims and litigation pending at December 31, 2005 cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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

Contamination for which the Corporation may be liable could include historic contamination, spills of hazardous materials in the course of its tenants’ regular business operations and spills or releases of petroleum or other hazardous substances. An owner or operator can be liable for contamination in some circumstances whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. In addition, the presence of contamination on property, or the failure to properly clean up or remediate such contamination when present, may materially and adversely affect the ability to sell or lease such contaminated property or to borrow using such property as collateral.

As an owner and operator of real property, the Corporation is also subject to various environmental laws that regulate the use, generation, storage, handling, and disposal of any hazardous substances used in the ordinary course of its business, including those relating to the storage of petroleum in aboveground or underground storage tanks, and the use of any ozone-depleting substances in cooling systems. The Corporation believes that it is in substantial compliance with applicable environmental laws.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
Asbestos-containing material is present in some of the Corporation’s properties. Federal regulations require building owners and operators to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials in their building. The regulations also set forth employee training and record keeping requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and operators may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials. The regulations may affect the value of a building containing asbestos-containing materials. Federal, state and local laws and regulations also govern the removal, release, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials, including the imposition of substantial fines.

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

Insurance

The Corporation carries insurance on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. The Corporation believes all of its properties are adequately insured. Some risks to the Corporation’s properties, such as losses due to terrorism, earthquakes, floods and windstorms, are insured subject to policy limits which may not be sufficient to cover all of the Corporation’s losses. There are other types of losses, such as from acts of war or acts of bio-terrorism, for which coverage is not available in the market. If the Corporation experiences a loss that is uninsured or that exceeds policy limits, it could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties, and the Corporation could be liable for mortgage indebtedness or other obligations related to the property. In addition, if any of the Corporation’s properties were to experience a catastrophic loss that was insured, it could still seriously disrupt the Corporation’s operations, daily revenue and result in large expenses to repair or rebuild the property, and due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Additionally, it is possible that third-party insurance carriers would not be able to maintain reinsurance sufficient to cover any losses that may be incurred. Any such loss could materially and adversely affect the Corporation’s business and financial condition and results of operations. The property insurance that has been maintained historically has been on an “all risk” basis, which, until 2003, included losses caused by acts of terrorism.

In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was enacted in November 2002, which established the Terrorism Risk Insurance Program to mandate that insurance carriers offer insurance covering physical damage from terrorist incidents certified by the U.S. government as foreign terrorist acts. Under TRIA, the federal government shares in the risk of loss associated with certain future terrorist acts. TRIA was scheduled to expire on December 31, 2005. However, on December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 was enacted, which extended the duration of TRIA until December 31, 2007, while expanding the private sector role and reducing the amount of coverage that the U.S. government is required to provide for insured losses.

The Corporation’s terrorism insurance program consists of coverage from third-party commercial insurers as well as wholly-owned subsidiaries that the Corporation has formed to act as captive insurance companies. Under the extended TRIA, if the Corporation’s third-party and wholly-owned captive insurers comply with TRIA, it has a per occurrence deductible of $1,100 and retains responsibility for 10% of the cost of each nuclear, chemical and biological certified event up to a maximum of $50,000 per occurrence. If the TRIA certified terrorism event is not found to be a nuclear, chemical or biological event, the Corporation’s 10% exposure is limited to the $1,100 deductible. The Corporation’s terrorism limit for TRIA certified events is $500,000 and the federal government is obligated to cover the remaining 90% of

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
the loss above the deductible up to $100,000,000 in the aggregate annually. The Corporation carries a limit of $200,000 with a deductible of $1,000 for non-TRIA certified terrorism. Since the limit with respect to the Corporation’s portfolio may be less than the value of the affected properties, terrorist acts could result in property damage in excess of the Corporation’s current coverage, which could result in significant losses to the Corporation due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Although the Corporation believes that its captive insurers are in compliance with TRIA, it cannot assure you that they are. Additionally, the Corporation cannot currently anticipate whether TRIA will be extended again and, even if it is, the Corporation cannot guarantee that its captive insurance companies will be in compliance with TRIA since future changes to the law could put them out of compliance. If a terrorist attack causes damage to any of the Corporation’s properties, and a determination is made that the Corporation’s insurance program is not in compliance with TRIA, the Corporation could be responsible for up to the entire loss of the property. Any such circumstance could have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation’s terrorism insurance program described above became effective on December 31, 2003. Because the program relies upon TRIA, which was not signed into law until November 2002, it may not conform to the formal insurance requirements of the loan covenants that pre-dated TRIA. While the Corporation believes it is in compliance with its loan covenants, a lender may take the position that the Corporation’s insurance program is not in compliance with covenants in a debt agreement and the Corporation could be deemed to be in default under the agreement. In that case, the Corporation may decide to obtain insurance to replace or supplement its insurance program in order to fulfill the lender’s request. While the Corporation believes its terrorism insurance coverage meets the formal and substantive provisions of its loan agreements, a lender under one of its loan agreements, together with the Corporation, has amended a particular loan agreement to recognize the Corporation’s captive insurance companies as acceptable insurers of terrorism and acts of terrorism. In the future, the Corporation’s ability to obtain debt financing, and/or the terms of such financing, may be adversely affected if lenders insist upon additional requirements or greater insurance coverage against acts of terrorism than may be available to the Corporation in the marketplace at rates, or on terms, that are commercially reasonable.
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
Effective December 31, 2004, the Corporation formed Concordia Insurance L.L.C. (“Concordia”) and Chapman Insurance L.L.C. (“Chapman”) to underwrite terrorism, general liability and workers compensation insurance programs for its wholly-owned and joint venture properties, respectively. Effective December 31, 2004, Concord underwrote terrorism, general liability and workers compensation insurance programs only for properties with respect to which the Corporation has third party management agreements. Effective December 31, 2005, the Corporation merged Concord into Concordia and, going forward, Chapman will underwrite terrorism, general liability and workers compensation insurance programs for properties with respect to which the Corporation has third party management agreements.
Insofar as the Corporation owns Concordia and Chapman, it is responsible for their liquidity and capital resources, and the accounts of Concordia and Chapman are part of the Corporation’s consolidated financial statements. If the Corporation experiences a loss and Concordia or Chapman is required to pay under its insurance policies, the Corporation would ultimately record the loss to the extent of such required payment.
Additionally, although the Corporation generally obtains owners’ title insurance policies with respect to its properties, the amount of coverage under such policies may be less than the full value of such properties. If a loss occurs resulting from a title defect with respect to a property where there is no title insurance or the

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
loss is in excess of insured limits, the Corporation could lose all or part of its investment in, and anticipated income and cash flows from, such property.
23. SEGMENTED INFORMATION
The Corporation has determined that its reportable segments are those that are based on the Corporation’s method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan area for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington, D.C. and secondary markets. The Corporation primarily evaluates operating performance based on internal operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes, and include properties that have been designated as held for disposition and reported as discontinued operations. Of the properties reported as discontinued operations, three remained unsold at December 31, 2005. Properties reported as discontinued operations for the years ended December 31, 2005, 2004 and 2003 include: six in Washington, D.C.; two in Dallas, TX; two in Los Angeles, CA; two in Atlanta, GA; one in Houston, TX; one in New York, NY; and fifteen in the secondary markets of West Palm Beach, FL; Memphis, TN; Minneapolis, MN; Columbia, SC; St. Louis, MO; Columbus, OH; Tulsa, OK; Sacramento, CA; Pittsburgh, PA; Baltimore, MD; and Charlotte, NC. In addition, two properties located in Los Angeles, CA and one property located in Las Vegas, NV are included in corporate and other. Internal operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 – Significant Accounting Policies, except that real estate operations conducted through unconsolidated real estate joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level.
The following presents internal property operating income by reportable segment for the years ended December 31, 2005, 2004 and 2003.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
23. SEGMENTED INFORMATION, continued
For the years ended December 31, 2005, 2004 and 2003
Office Properties

	Atlanta			Chicago			Dallas			Houston
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
Property Operations
Total property revenue	$78,666	$88,532	$88,499	$72,238	$75,137	$71,277	$87,772	$88,304	$93,279	$120,006	$122,387	$128,138
Total property expense	(32,489)	(35,800)	(36,912)	(34,306)	(33,863)	(34,567)	(48,879)	(47,136)	(54,722)	(64,250)	(61,084)	(61,218)

Internal Operating Income	$46,177	$52,732	$51,587	$37,932	$41,274	$36,710	$38,893	$41,168	$38,557	$55,756	$61,303	$66,920

Internal Property Assets	$397,750	$406,837		$389,968	$382,680		$495,819	$503,372		$423,450	$434,726

Office Properties, continued

	Los Angeles			New York			Washington, D.C.
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Property Operations
Total property revenue	$117,174	$72,217	$66,016	$205,282	$217,761	$215,181	$138,976	$118,926	$117,338
Total property expense	(54,098)	(33,380)	(30,476)	(100,423)	(100,057)	(99,277)	(52,783)	(45,509)	(47,735)

Internal Operating Income	$63,076	$38,837	$35,540	$104,859	$117,704	$115,904	$86,193	$73,417	$69,603

Internal Property Assets	$1,023,571	$743,012		$949,783	$936,574		$1,046,008	$836,287

Office Properties, continued

	Secondary Markets			Corporate and Other			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Property Operations
Total property revenue	$69,732	$131,188	$180,545	$9,925	$31,574	$103,185	$899,771	$946,026	$1,063,458
Total property expense	(36,755)	(73,200)	(98,438)	2,278	(10,549)	(66,778)	(421,705)	(440,578)	(530,123)

Internal Operating Income	$32,977	$57,988	$82,107	$12,203	$21,025	$36,407	$478,066	$505,448	$533,335

Internal Property Assets	$283,719	$446,563		$94,735	$219,688		$5,104,803	$4,909,739

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
23. SEGMENTED INFORMATION, continued
     The following is a reconciliation of internal operating income to income from continuing operations.

	For the years ended December 31,
	2005	2004	2003
Internal property revenue	$899,771	$946,026	$1,063,458
Less: Real estate joint venture property revenue	(108,080)	(101,142)	(115,044)
Less: Discontinued operations	(69,697)	(197,493)	(302,052)

Total revenues	721,994	647,391	646,362

Internal property operating expenses	(421,705)	(440,578)	(530,123)
Less: Real estate joint venture operating expenses	51,459	46,423	57,389
Less: Discontinued operations	32,889	104,641	165,748

Total operating expenses and property taxes	(337,357)	(289,514)	(306,986)

General and administrative	(38,653)	(39,759)	(40,358)
Depreciation and amortization	(170,753)	(132,644)	(122,935)
Provision for loss on real estate	—	(12,749)	—
Loss on and provision for loss on investment	—	(14,558)	(15,491)
Interest and other income	6,597	5,280	7,300
Foreign currency exchange gain	—	3,340	—
(Loss) Gain on early debt retirement	(6,842)	(7,032)	2,262
Recovery on insurance claims	74	739	6,673
Interest expense	(138,564)	(137,398)	(141,267)
Derivative gain	—	1,073	—
Lawsuit settlement	3,288	3,676	26,659
Benefit (Provision) for income and other corporate taxes, net	3,754	(4,379)	41,777
Minority interest	(1,045)	(1,834)	(1,626)
Income from unconsolidated real estate joint ventures	14,997	15,243	23,336

Income from Continuing Operations	$57,490	$36,875	$125,706

     The following is a reconciliation of internal property assets to consolidated total assets.

	2005	2004
Internal property assets	$5,104,803	$4,909,739
Less: Pro rata real estate joint venture assets	(601,155)	(503,968)
Add: Investment in unconsolidated real estate joint ventures	206,602	113,839

Total Assets	$4,710,250	$4,519,610

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts
24. SUBSEQUENT EVENTS
In January 2006, the Corporation sold Williams Center I & II, located in Tulsa, Oklahoma, for a gross sale price of approximately $42,500. As part of the sale, the Corporation provided a $2,000 subordinated personally guaranteed note to the buyer, reducing the net proceeds to be paid to the Corporation.
In February 2006, the Corporation repaid and retired the mortgage loan collateralized by 1400 K Street, N.W., located in Washington, D.C. At December 31, 2005, the mortgage loan had a principal balance of approximately $20,816, bore interest at a fixed rate of 7.20%, and was scheduled to mature in May 2006.
In March 2006, the Corporation refinanced the mortgage loan collateralized by One New York Plaza, located in New York, New York. The mortgage loan, which, at December 31, 2005, had a principal balance of approximately $228,696 and bore interest at a fixed rate of 7.27%, was refinanced with a $400,000 mortgage loan scheduled to mature in March 2016, and bearing interest at a fixed rate of 5.14%, after settlement of forward-starting swap contracts.
In March 2006, the Corporation sold First Citizens, located in Charlotte, North Carolina, for a gross sale price of approximately $77,250.
25. INTERIM FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect the Corporation’s selected quarterly information for the years ended December 31, 2005 and 2004. Certain 2005 and 2004 amounts have been reclassified to the current presentation of discontinued operations.

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$171,273	$174,675	$187,002	$189,044

Income before income taxes, minority interest, income from unconsolidated real estate joint ventures, discontinued operations, gain (loss) on disposition of real estate, net, and cumulative effect of a change in accounting principle	14,642	14,580	5,096	5,466

Income from continuing operations	18,259	21,421	8,700	9,110

Discontinued operations	8,237	24,689	24,019	95,744

Gain (Loss) on disposition of real estate, net	—	256	(90)	(21)
Cumulative effect of a change in accounting principle	—	—	—	(4,874)

Net income	26,496	46,366	32,629	99,959

Net income available to common stockholders	$25,287	$45,191	$31,317	$99,217

Net income available to common stockholders:
Basic	$0.17	$0.29	$0.20	$0.64
Diluted	$0.16	$0.29	$0.20	$0.62

Weighted average shares:
Basic	153,090,527	154,536,290	155,519,138	156,203,111
Diluted	155,122,317	156,745,758	158,826,905	159,191,349

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$157,181	$156,451	$164,175	$169,584

Income (Loss) before income taxes, minority interest, income from unconsolidated real estate joint ventures, discontinued operations and gain (loss) on disposition of real estate, net	19,041	(10,395)	7,317	11,882

Income (Loss) from continuing operations	22,711	(9,787)	10,732	13,219

Discontinued operations	47,125	(114,732)	38,563	86,124

Gain (Loss) on disposition of real estate, net	14,771	(12,426)	249	4,764

Net income (loss)	84,607	(136,945)	49,544	104,107

Net income (loss) available to common stockholders	$83,303	$(138,162)	$48,150	$103,198

Net income (loss) available to common stockholders:
Basic	$0.55	$(0.91)	$0.32	$0.68
Diluted	$0.55	$(0.91)	$0.31	$0.67

Weighted average shares:
Basic	151,124,515	151,609,430	151,762,294	151,884,824
Diluted	152,767,608	151,609,430	153,351,683	153,470,355

Schedule III — Real Estate and
Accumulated Depreciation at December 31, 2005

						Subsequent Costs
				Initial Cost to Company		Capitalized, Net		Total Cost at 12/31/05
												Date of
			Encumbrances		Building and		Building and		Building and		Accumulated	Construction/		Depreciable
Description	Notes	Location	at 12/31/05	Land	Additions	Land	Additions	Land	Additions	Total (1)	Depreciation	Renovation	Date Acquired	Lives (2)
Properties held for the long term
Rental Properties
Atlanta
Interstate North Parkway		Atlanta, GA	$(50,345)	$6,900	$63,619	$—	$29,422	$6,900	$93,041	$99,941	$(19,252)	1973/84/01	Dec. 10/98	40
Colony Square		Atlanta, GA	(60,624)	8,900	53,408	—	19,238	8,900	72,646	81,546	(15,906)	1970/73/95	Dec. 23/96	40
The Palisades		Atlanta, GA	—	7,250	67,499	171	16,487	7,421	83,986	91,407	(17,627)	1981/83/99	Dec. 16/98	40
Midtown Plaza		Atlanta, GA	(41,610)	9,093	52,923	—	6,435	9,093	59,358	68,451	(13,485)	1984/85	Nov. 19/97	40
One Alliance Center		Atlanta, GA	(67,358)	10,079	—	—	87,909	10,079	87,909	97,988	(12,916)	2001	Dec. 16/98	40

Total — Atlanta			(219,937)	42,222	237,449	171	159,491	42,393	396,940	439,333	(79,186)

Chicago
Franklin Garage		Chicago, IL	—	30,438	10,612	—	1,683	30,438	12,295	42,733	(2,350)	1974	Dec. 3/97	40
Two North LaSalle		Chicago, IL	(41,115)	9,305	54,094	—	23,952	9,305	78,046	87,351	(15,824)	1979/00	Dec. 10/98	40
10 South Riverside		Chicago, IL	(47,526)	14,262	63,171	—	39,407	14,262	102,578	116,840	(19,332)	1965/99	Dec. 10/98, Nov. 10/01, Jun. 3/02	40
120 South Riverside		Chicago, IL	(46,266)	14,262	53,222	—	22,668	14,262	75,890	90,152	(15,595)	1967/99	Dec. 10/98, Nov.10/01, Jun. 3/02	40
550 West Washington		Chicago, IL	(33,144)	11,505	65,830	—	417	11,505	66,247	77,752	(7,638)	2000	May 15/01	40

Total — Chicago			(168,051)	79,772	246,929	—	88,127	79,772	335,056	414,828	(60,739)

Dallas
Renaissance Tower		Dallas, TX	(92,000)	3,150	105,834	—	33,145	3,150	138,979	142,129	(42,619)	1974/92	Oct. 31/96	40
Galleria Towers I, II and III		Dallas, TX	—	21,435	196,728	—	24,220	21,435	220,948	242,383	(39,699)	1982/85/91	Jan. 15/99	40

Total — Dallas			(92,000)	24,585	302,562	—	57,365	24,585	359,927	384,512	(82,318)

Houston
Allen Center		Houston, TX	(294,023)	21,375	236,851	—	31,102	21,375	267,953	289,328	(61,810)	1972/78/80/95	Nov. 19/96	40
Continental Center I		Houston, TX	(92,559)	14,756	69,741	—	28,982	14,756	98,723	113,479	(30,791)	1984	Oct. 31/96	40
Continental Center II		Houston, TX	(18,913)	1,500	9,793	—	12,108	1,500	21,901	23,401	(7,957)	1971	Oct. 31/96	40
500 Jefferson		Houston, TX	—	413	7,937	—	2,571	413	10,508	10,921	(2,616)	1962/83	Oct. 31/96	40

Total — Houston			(405,495)	38,044	324,322	—	74,763	38,044	399,085	437,129	(103,174)

Schedule III — Real Estate and
Accumulated Depreciation at December 31, 2005

						Subsequent Costs
				Initial Cost to Company		Capitalized, Net		Total Cost at 12/31/05
												Date of
			Encumbrances		Building and		Building and		Building and	Accumulated		Construction/		Depreciable
Description	Notes	Location	at 12/31/05	Land	Additions	Land	Additions	Land	Additions	Total (1)	Depreciation	Renovation	Date Acquired	Lives (2)
Los Angeles Area
Landmark Square		Long Beach, CA	(43,674)	18,477	68,813	—	5,824	18,477	74,637	93,114	(14,674)	1991	Aug. 11/98	40
Ernst & Young Plaza		Los Angeles, CA	(116,742)	31,445	113,490	—	5,281	31,445	118,771	150,216	(24,134)	1985	June 4/02	40
Bank of America Plaza		Los Angeles, CA	(242,000)	51,774	313,143	10	2,059	51,784	315,202	366,986	(12,459)	1974	Aug. 27/04	40
Figueroa at Wilshire		Los Angeles, CA	—	31,975	301,996	—	554	31,975	302,550	334,525	(4,678)	1990	Jul. 20/05	40

Total — Los Angeles Area			(402,416)	133,671	797,442	10	13,718	133,681	811,160	944,841	(55,945)

New York Area
One New York Plaza		New York, NY	(228,696)	58,676	340,107	—	33,151	58,676	373,258	431,934	(61,156)	1970/95	Apr. 30/99	40
1065 Avenue of the Americas		New York, NY	—	19,715	44,882	—	13,843	19,715	58,725	78,440	(12,466)	1958	Jan. 5/97	40
Newport Tower		Jersey City, NJ	—	2,054	161,582	—	3,484	2,054	165,066	167,120	(33,768)	1990	Feb. 24/97	40

Total — New York Area			(228,696)	80,445	546,571	—	50,478	80,445	597,049	677,494	(107,390)

Washington, D.C. Area
2000 L Street, N.W.		Washington, D.C.	(56,100)	7,728	56,767	—	20,709	7,728	77,476	85,204	(20,506)	1968/98	Feb. 2/98	40
1200 K Street, N.W.		Washington, D.C.	—	48,252	126,814	—	—	48,252	126,814	175,066	(2,815)	1992	Apr. 28/05	40
1400 K Street, N.W.		Washington, D.C.	(20,816)	8,786	21,219	—	14,154	8,786	35,373	44,159	(8,323)	1982/02	Feb. 2/98	40
1250 Connecticut, N.W.		Washington, D.C.	(24,963)	6,457	37,427	—	2,628	6,457	40,055	46,512	(7,825)	1964/96	Jan. 11/99	40
1250 23rd Street, N.W.		Washington, D.C.	—	3,515	24,922	—	347	3,515	25,269	28,784	(6,477)	1990	Feb. 2/98	40
2401 Pennsylvania		Washington, D.C.	(17,512)	4,419	24,674	—	2,239	4,419	26,913	31,332	(5,019)	1991	Dec. 16/98	40
1225 Connecticut, N.W.		Washington, D.C.	—	8,865	51,010	—	989	8,865	51,999	60,864	(5,895)	1968/94	May 24/01	40
2001 M Street		Washington, D.C.	(44,500)	24,919	48,265	—	255	24,919	48,520	73,439	(1,620)	1987	Nov. 12/04	40
Bethesda Crescent		Bethesda, MD	(34,463)	7,359	55,509	—	2,954	7,359	58,463	65,822	(14,721)	1987	Dec. 23/97	40
Silver Spring Metro Plaza		Silver Spring, MD	(57,720)	5,311	98,142	—	10,813	5,311	108,955	114,266	(20,452)	1986	Dec. 2/98	40
1550 & 1560 Wilson Blvd.		Arlington, VA	(26,012)	4,958	28,849	—	6,136	4,958	34,985	39,943	(6,903)	1983/87	Dec. 10/98	40
Two Ballston Plaza		Arlington, VA	(26,020)	6,691	37,837	—	2,525	6,691	40,362	47,053	(5,022)	1988	May 11/01	40
12010 Sunrise Valley Drive		Reston, VA	(20,113)	5,706	34,934	—	3	5,706	34,937	40,643	(9,160)	1980	Feb. 2/98	40
One Reston Crescent		Reston, VA	(18,459)	4,247	810	—	27,577	4,247	28,387	32,634	(3,814)	2000	Feb. 2/98	40
Sunrise Tech Park		Reston, VA	—	6,346	36,618	—	4,067	6,346	40,685	47,031	(7,497)	1983/85	Dec. 15/98	40

Total — Washington, D.C. Area			(346,678)	153,559	683,797	—	95,396	153,559	779,193	932,752	(126,049)

Schedule III — Real Estate and
Accumulated Depreciation at December 31,2005

				Initial Cost to Company		Subsequent Costs, Capitalized Net		Total Cost at 12/31/05
												Date of
			Encumbrances		Building and		Building and		Building and		Accumulated	Construction/		Depreciable
Description	Notes	Location	at 12/31/05	Land	Additions	Land	Additions	Land	Additions	Total (1)	Depreciation	Renovation	Date Acquired	Lives (2)

Charlotte
Bank of America Plaza		Charlotte, NC	—	11,250	103,530	—	4,752	11,250	108,282	119,532	(18,613)	1974	Dec. 21/98	40

Total — Charlotte			—	11,250	103,530	—	4,752	11,250	108,282	119,532	(18,613)

Total Rental Properties			(1,863,273)	563,548	3,242,602	181	544,090	563,729	3,786,692	4,350,421	(633,414)

Properties held for future development
Other residual land		Various	—	24,430	—	—	—	24,430	—	24,430	—

Total — Properties held for the long-term			(1,863,273)	587,978	3,242,602	181	544,090	588,159	3,786,692	4,374,851	(633,414)

Properties held for disposition
Rental properties
Williams Center I & II	(3)	Tulsa, OK	—	3,204	29,404	—	8,491	3,204	37,895	41,099	(7,697)	1982/83	Dec. 10/98	40
Northstar Center		Minneapolis, MN	—	2,500	44,501	—	28,123	2,500	72,624	75,124	(12,755)	1916/62/86	Oct. 31/96	40
First Citizens Plaza		Charlotte, NC	—	—	61,348	—	4,461	—	65,809	65,809	(14,035)	1985	Jul. 15/98	40

Total properties held for disposition			—	5,704	135,253	—	41,075	5,704	176,328	182,032	(34,487)

Management business
Furniture, fixtures and equipment			—	—	13,941	—	—	—	13,941	13,941	(5,542)

Total Real Estate			$(1,863,273)	$593,682	$3,391,796	$181	$585,165	$593,863	$3,976,961	$4,570,824	$(673,443)

NOTES
1.	The aggregate cost for federal income tax purposes as of December 31, 2005 was approximately $3.2 billion.
2.	The life to compute depreciation on buildings is 40 years. The life to compute depreciation on building improvements is over the term of the related lease. Furniture, fixtures and equipment are depreciated over periods of up to 10 years.
3.	Provisions were taken on this property in the second quarter of 2004 and fourth quarter of 2005.
SUMMARY OF ACTIVITY
A summary of activity of investment in real estate and accumulated depreciation is as follows:
The changes in investment in real estate for the years ended December 31, 2005, 2004 and 2003 are as follows:

	December 31,
	2005	2004	2003
Balance, beginning of the year	$4,335,159	$4,905,287	$5,346,547
Additions during the year:
Acquisitions	509,037	438,100	—
Improvements	74,478	104,989	85,727
Cumulative effect of a change in accounting principle	5,701	—	—
Previously held in an unconsolidated joint venture now consolidated	—	—	88,615
Deductions during the year:
Properties disposed of	(328,024)	(925,637)	(564,075)
Provision for loss on properties held for disposition	(3,531)	(108,625)	(18,164)
Sale of interest to unconsolidated joint venture	—	(48,000)	—
Write-off of fully depreciated assets	(21,996)	(30,955)	(33,363)

Balance, end of year	$4,570,824	$4,335,159	$4,905,287

The changes in accumulated depreciation for the years ended December 31, 2005, 2004 and 2003 are as follows:

	December 31,
	2005	2004	2003
Balance, beginning of the year	$(619,010)	$(642,627)	$(565,350)
Additions during the year:
Depreciation	(131,542)	(138,307)	(159,311)
Cumulative effect of a change in accounting principle	(992)	—	—
Previously held in an unconsolidated joint venture now consolidated	—	—	(3,919)
Deductions during the year:
Properties disposed of	56,105	130,969	52,590
Write-off of fully depreciated assets	21,996	30,955	33,363

Balance, end of year	$(673,443)	$(619,010)	$(642,627)