Form 10-Q
period 2006-03-31
TRIZEC PROPERTIES INC
filed 2006-05-05
CIK 1161935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
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
Large Accelerated Filer ☒   Accelerated Filer ☐   Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒
As of April 28, 2006, 157,186,867 shares of common stock, par value $0.01 per share, were issued and outstanding.

Forward-Looking Statements
This Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), relating to our business and financial outlook which are based on our current expectations, beliefs, projections, forecasts, future plans and strategies, and anticipated events or trends. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology. We intend these forward-looking statements, which are not guarantees of future performance and financial condition, to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements are not historical facts. Instead, such statements reflect estimates and assumptions and are subject to certain risks and uncertainties that are difficult to predict or anticipate. Therefore, actual outcomes and results may differ materially from those projected or anticipated in these forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”). A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, without limitation, the risks described in our annual report on Form 10-K filed with the SEC on March 14, 2006, as the same may be supplemented from time to time. These factors include, without limitation, the following:
•	changes in national and local economic conditions, including those economic conditions in our seven core markets;

•	the extent, duration and strength of any economic recovery;

•	our ability to maintain occupancy and to timely lease or re-lease office space;

•	the extent of any tenant bankruptcies and insolvencies;

•	our ability to sell our non-core office properties in a timely manner;

•	our ability to acquire office properties selectively in our core markets;

•	our ability to integrate and realize the full benefits from our acquisitions, including our recently completed acquisition of certain office properties and undeveloped land parcels that were formerly owned by Arden Realty, Inc.;

•	our ability to maintain real estate investment trust (“REIT”) qualification and changes to U.S. tax laws that affect REITs;

•	material increases in the amount of special dividends payable to affiliates of Trizec Canada Inc. on shares of our special voting stock as a result of increases in the applicable cross-border withholding tax rates;

•	Canadian tax laws that affect treatment of investment in U.S. real estate companies;

•	the competitive environment in which we operate;

•	the cost and availability of debt and equity financing;

•	the effect of any impairment charges associated with changes in market conditions;

•	the sale or other disposition of shares of our common stock owned by Trizec Canada Inc.;

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Trizec Properties, Inc.	Consolidated Balance Sheets (unaudited)

PART I — FINANCIAL STATEMENTS
Item 1. Financial Statements.

	March 31,	December 31,
$ in thousands, except share and per share amounts	2006	2005
Assets
Real estate	$4,484,310	$4,570,824
Less: accumulated depreciation	(674,789)	(673,443)

Real estate, net	3,809,521	3,897,381
Cash and cash equivalents	41,473	36,498
Escrows and restricted cash	147,080	70,004
Investment in unconsolidated real estate joint ventures	146,406	206,602
Office tenant receivables (net of allowance for doubtful accounts of $3,316 and $3,718 at March 31, 2006 and December 31, 2005, respectively)	10,444	13,087
Deferred rent receivables (net of allowance for doubtful accounts of $1,152 and $1,438 at March 31, 2006 and December 31, 2005, respectively)	141,805	139,135
Other receivables (net of allowance for doubtful accounts of $2,940 and $3,080 at March 31, 2006 and December 31, 2005, respectively)	8,872	7,384
Deferred charges (net of accumulated amortization of $74,775 and $82,365 at March 31, 2006 and December 31, 2005, respectively)	138,451	124,061
Prepaid expenses and other assets, net	177,485	216,098

Total Assets	$4,621,537	$4,710,250

Liabilities and Stockholders’ Equity

Liabilities
Mortgage debt and other loans	$2,009,490	$1,863,273
Unsecured credit facility	120,000	347,000
Trade, construction and tenant improvements payables	19,861	19,127
Accrued interest expense	6,576	5,697
Accrued operating expenses and property taxes	62,596	108,099
Other accrued liabilities	186,615	181,798
Dividends payable	32,170	32,329
Taxes payable	25,881	27,508

Total Liabilities	2,463,189	2,584,831

Commitments and Contingencies	—	—

Minority Interest	8,681	8,134

Special Voting and Class F Convertible Stock	200	200

Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, none issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, 500,000,000 shares authorized, $0.01 par value, 157,241,959 and 156,478,409 issued at March 31, 2006 and December 31, 2005, respectively, and 157,180,414 and 156,419,864 outstanding at March 31, 2006 and December 31, 2005, respectively	1,572	1,565
Additional paid in capital	2,298,013	2,283,591
Accumulated deficit	(149,920)	(163,049)
Treasury stock, at cost, 61,545 and 58,545 shares at March 31, 2006 and December 31, 2005, respectively	(783)	(750)
Unearned compensation	—	(446)
Accumulated other comprehensive income (loss)	585	(3,826)

Total Stockholders’ Equity	2,149,467	2,117,085

Total Liabilities and Stockholders’ Equity	$4,621,537	$4,710,250

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited)

	For the three months ended
	March 31,
$ in thousands, except share and per share amounts	2006	2005

Revenues
Rentals	$128,773	$120,642
Recoveries from tenants	28,950	25,406
Parking and other	25,087	23,615
Fee income	1,595	1,610

Total Revenues	184,405	171,273

Expenses
Operating	63,025	56,287
Property taxes	23,003	21,882
General and administrative	9,274	9,008
Depreciation and amortization	47,137	37,981

Total Expenses	142,439	125,158

Operating Income	41,966	46,115

Other Income (Expense)
Interest and other income	1,078	1,194
Loss on early debt retirement	(312)	(14)
Recovery on insurance claims	113	—
Interest expense	(34,239)	(33,413)
Lawsuit settlement	—	760

Total Other Expense	(33,360)	(31,473)

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures and Discontinued Operations	8,606	14,642
Benefit (Provision) for income and other corporate taxes, net	88	(421)
Minority interest	(677)	(35)
Income from unconsolidated real estate joint ventures	2,934	4,073

Income from Continuing Operations	10,951	18,259

Discontinued Operations
Income from discontinued operations	2,797	8,030
Gain on disposition of discontinued real estate, net	31,557	207

Net Income	45,305	26,496

Special voting and Class F convertible stockholders’ dividends	(372)	(1,209)

Net Income Available to Common Stockholders	$44,933	$25,287

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited) (Continued)

	For the three months ended
	March 31,
$ in thousands, except share and per share amounts	2006	2005

Earnings per common share
Income from Continuing Operations Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.07	$0.11
Diluted	$0.07	$0.11

Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$0.29	$0.17
Diluted	$0.28	$0.16

Weighted average shares outstanding
Basic	156,691,554	153,090,527
Diluted	159,944,117	155,122,317
See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Comprehensive Income (unaudited)

	For the three months ended
	March 31,
$ in thousands	2006	2005
Net income	$45,305	$26,496

Other comprehensive income:
Unrealized losses on investments in securities:
Unrealized foreign currency exchange losses arising during the period	(32)	(24)
Unrealized foreign currency exchange (loss) gain on foreign operations	(9)	88
Unrealized derivative gains:
Effective portion of interest rate contracts	4,257	3,501
Amortization of forward rate contracts	195	267
Reversal of unrealized derivative gain upon settlement of forward-starting swap contracts	(10,410)	—
Settlement of forward-starting swap contracts	10,410	—

Total other comprehensive income	4,411	3,832

Net comprehensive income	$49,716	$30,328

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited)

	For the three months ended
	March 31,
$ in thousands	2006	2005
Cash Flows from Operating Activities
Net Income	$45,305	$26,496
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated real estate joint ventures	(2,934)	(4,073)
Distributions from unconsolidated real estate joint ventures	—	4,073
Depreciation and amortization expense (including discontinued operations)	47,137	41,339
Amortization of financing costs	1,201	1,401
Amortization of value of acquired operating leases to rental revenue, net	(1,269)	(702)
Provision for bad debt	103	1,201
Gain on disposition of real estate (including discontinued operations)	(31,557)	(207)
Loss on early debt retirement	307	9
Minority interest	677	35
Amortization of equity compensation	2,163	1,111
Stock option grant expense	16	59
Changes in assets and liabilities:
Escrows and restricted cash	(2,276)	(5,124)
Office tenant receivables	2,358	(2,880)
Other receivables	(1,655)	666
Deferred rent receivables	(7,225)	(2,717)
Prepaid expenses and other assets	7,946	(697)
Accounts payable, accrued liabilities and other liabilities	(28,641)	(33,367)

Net cash provided by operating activities	31,656	26,623

Cash Flows from Investing Activities
Real estate:
Tenant improvements and capital expenditures	(20,528)	(20,388)
Tenant leasing costs	(19,353)	(8,015)
Dispositions	111,963	175
Payment of minority interest	(130)	(187)
Escrows and restricted cash	(74,800)	(27,446)
Unconsolidated real estate joint ventures:
Investments	(1,022)	(1,634)
Distributions	72,616	3,253

Net cash provided by (used in) investing activities	68,746	(54,242)

Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	400,000	—
Principal repayments	(253,783)	(34,104)
Draws on credit line	34,500	—
Paydowns on credit line	(261,500)	—
Financing expenditures	(5,782)	—
Escrows and restricted cash	—	28,704
Settlement of forward-starting swap contracts	10,410	—
Issuance of common stock	13,057	28,348
Dividends	(32,329)	(32,398)

Net cash used in financing activities	(95,427)	(9,450)

Net Increase (Decrease) in Cash and Cash Equivalents	4,975	(37,069)
Cash and Cash Equivalents, beginning of period	36,498	194,265

Cash and Cash Equivalents, end of period	$41,473	$157,196

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited) (Continued)

	For the three months ended
	March 31,
$ in thousands	2006	2005
Supplemental Cash Flow Disclosures:

Cash paid during the period for:

Interest, inclusive of interest capitalized	$32,263	$32,649

Interest capitalized to investment in unconsolidated real estate joint ventures	$104	$—

Taxes	$971	$13,329

Write-off of accounts receivable	$234	$2,428

Write-off of retired assets	$24,379	$11,460

Non-cash investing and financing activities:

Dividends payable on common stock, special voting stock and Class F convertible stock	$32,170	$32,247

See accompanying notes to the financial statements.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Organization

Trizec Properties, Inc. (“Trizec Properties” or “the Corporation”) is a corporation organized under the laws of the State of Delaware and is approximately 38.1% indirectly owned by Trizec Canada Inc. Effective January 1, 2001, Trizec Properties elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Prior to May 8, 2002, Trizec Properties was a substantially owned subsidiary of TrizecHahn Corporation (“TrizecHahn”), an indirect wholly—owned subsidiary of Trizec Canada Inc. A plan of arrangement (the “Reorganization”) was approved by the TrizecHahn shareholders on April 23, 2002. On May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties commenced trading on the New York Stock Exchange. In December 2004, the Corporation formed Trizec Holdings Operating LLC (the “Operating Company”), a Delaware limited liability company in which the Corporation became the sole managing member, as part of the reorganization of its operating structure into an umbrella partnership real estate investment trust. The Corporation conducts substantially all of its business, and owns substantially all of its assets, through the Operating Company.

Trizec Properties is a self-managed, publicly traded REIT, headquartered in Chicago, Illinois. At March 31, 2006, the Corporation had ownership interests in a portfolio of 40 consolidated office properties concentrated in the metropolitan areas of seven major U.S. cities, comprising approximately 28.2 million square feet of total area. At March 31, 2006, the Corporation’s 40 consolidated office properties were approximately 87.5% occupied.

At March 31, 2006, the Corporation also had ownership interests in eight unconsolidated real estate joint venture properties comprising approximately 7.4 million square feet of total area and one unconsolidated real estate development joint venture. At March 31, 2006, the eight unconsolidated real estate joint venture properties were approximately 87.0% occupied.

Acquisition of the Arden Portfolio

In December 2005, the Corporation entered into a purchase agreement with General Electric Capital Corporation (“GECC”), and a merger agreement with GECC, Arden Realty, Inc. (“Arden”) and certain of their affiliates pursuant to which it agreed to acquire an office portfolio comprising 13 properties totaling approximately 4.0 million square feet and several development land parcels located in Southern California from Arden (the “Arden portfolio”) for an aggregate consideration of approximately $1.63 billion. The Corporation’s acquisition of the Arden portfolio is contingent upon the completion of GECC’s acquisition of Arden.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 include the accounts and operating results of the Corporation and its subsidiaries. All significant intercompany transactions have been eliminated.

The Corporation consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB 51” (“FIN No. 46(R)”). The Corporation also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Corporation does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. The cost method of accounting is applied to entities when (i) the Corporation’s investment is minimal (typically less than 5%) and (ii) the Corporation’s investment is passive.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts will differ from those estimates used in the preparation of these financial statements.

Interim Financial Statements

The accompanying interim financial statements and related notes are unaudited; however, the financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto contained in the Corporation’s 2005 Annual Report on Form 10-K filed with the SEC on March 14, 2006.

Stock Based Compensation

Effective July 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (“SFAS No. 148”). In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123. SFAS No. 123(R) requires that compensation cost is measured as the fair value of the stock option at the date of grant, eliminates the alternative to use the intrinsic value method of accounting prescribed in APB No. 25, and clarifies and expands the guidance of SFAS No. 123 in several areas. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period beginning after June 15, 2005. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the effective date and the cumulative effect of initially applying SFAS No. 123(R), if any, is to be recognized as of the required effective date. The Corporation adopted SFAS No. 123(R) effective as of January 1, 2006 using the modified prospective application method. The adoption of SFAS No. 123(R) did not have a material impact on the Corporation’s results of operations, financial position or liquidity.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

3.	REAL ESTATE

The Corporation’s investment in real estate is comprised of:

	March 31,	December 31,
	2006	2005

Properties:
Held for the long term, net	$3,746,135	$3,749,836
Held for disposition, net	63,386	147,545

	$3,809,521	$3,897,381

     Properties — Held for the Long Term

	March 31,	December 31,
	2006	2005

Land	$562,873	$563,729
Buildings and improvements	3,496,563	3,483,814
Tenant improvements	313,211	302,878
Furniture, fixtures and equipment	11,092	13,941

	4,383,739	4,364,362
Less: accumulated depreciation	(662,034)	(638,956)

	3,721,705	3,725,406
Properties held for development	24,430	24,430

Properties held for the long term, net	$3,746,135	$3,749,836

     Properties — Held for Disposition

	March 31,	December 31,
	2006	2005

Land	$2,500	$5,704
Buildings and improvements	70,491	164,343
Tenant improvements	3,150	11,985

	76,141	182,032
Less: accumulated depreciation	(12,755)	(34,487)

Properties held for disposition, net	$63,386	$147,545

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

The table below summarizes the Corporation’s properties designated as held for disposition pursuant to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Date
Designated
		as Held for	Provision	Date
Property	Location	Disposition	Taken	Disposed
Williams Center I & II	Tulsa, OK	Jun-04	$26,582	Jan-06
Shoreline Square	Long Beach, CA	Sep-04	—	Apr-05
Northstar Center	Minneapolis, MN	Jun-05	—	N/A
Metropolitan Square	St. Louis, MO	Jun-05	—	Jul-05
Watergate Office Building	Washington, D.C.	Jun-05	—	Oct-05
Twinbrook Metro Plaza	Rockville, MD	Sep-05	—	Oct-05
Beaumeade Corporate Park	Ashburn, VA	Sep-05	—	Oct-05
First Citizens Plaza	Charlotte, NC	Dec-05	—	Mar-06
In accordance with SFAS No. 144, the results of operations and gains or losses on disposition, if any, for the seven properties previously designated as held for disposition and sold prior to March 31, 2006 and the one property previously designated as held for disposition and not sold prior to March 31, 2006 have been reported as discontinued operations for all periods presented.

The following table summarizes the combined condensed results of operations, excluding any gains or losses on disposition, for the three months ended March 31, 2006 and 2005, respectively, of these properties through the earlier of their respective disposition dates or the three months ended March 31, 2006 and 2005, respectively.

	For the three months ended
	March 31,
	2006	2005
Total revenues	$6,339	$20,869

Operating expenses	(4,221)	(9,869)
Property taxes	223	2,419
Depreciation and amortization	—	(3,359)
Interest and other income	29	277
Interest expense	—	(2,307)
Income and other taxes	427	—

Income from discontinued operations	$2,797	$8,030

(Loss) Gain on Disposition of Discontinued Real Estate During the Three Months Ended March 31, 2006 for Properties Designated as Held for Disposition Pursuant to SFAS No. 144

					(Loss)
			Rentable	Net Sales	Gain
Date Sold	Property	Location	Sq. Ft.	Price	on Sale

January 9	Williams Center I & II	Tulsa, OK	770,000	$35,318	$(28)
March 10	First Citizens Plaza	Charlotte, NC	477,000	76,647	32,309

				$111,965	$32,281

		Tax expense related to sales			(724)

		Gain on disposition of discontinued real estate			$31,557

Included in restricted cash is approximately $76,049 of net proceeds which were deposited with an intermediary for future disbursement as the Corporation buys properties that qualify as exchanges under Section 1031 of the Internal Revenue Code.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

4.	UNCONSOLIDATED REAL ESTATE JOINT VENTURES

The Corporation participates in unconsolidated real estate joint ventures in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.

The following is a summary of the Corporation’s ownership interest in its eight unconsolidated real estate joint ventures and one unconsolidated real estate development joint venture at March 31, 2006 and December 31, 2005:

		Legal Interest(1)
Entity	Property and Location	March 31, 2006	December 31, 2005
Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, L.P.	Bank One Center, Dallas, TX	50%	50%
1114 TrizecHahn-Swig, L.L.C.	The Grace Building, New York, NY	50%	50%
1411 TrizecHahn-Swig, L.L.C.	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig L.L.C./
1460 Fee TrizecHahn Swig L.L.C.	1460 Broadway, New York, NY	50%	50%
Trizec Plaza of the Americas, L.P.	Plaza of the Americas, Dallas, TX	50%	50%
Waterview Investor, L.P.	Waterview Development, Arlington, VA	25%	25%
750 Ninth Street Parent, L.L.C.	Victor Building, Washington, D.C.	50%	50%

(1)	The amounts shown above approximate the Corporation’s legal ownership interest as of March 31, 2006 and December 31, 2005. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.
Unconsolidated Real Estate Joint Venture Financial Information

The following represents combined summarized financial information of the Corporation’s unconsolidated real estate joint ventures:
Balance Sheet Information

	March 31,	December 31,
	2006	2005
Assets
Real estate, net	$702,182	$692,948
Other assets	259,965	256,909

Total Assets	$962,147	$949,857

Liabilities and Equity
Mortgage debt and other loans	$1,000,589	$857,509
Other liabilities	58,599	58,737
Partners’ (deficit) equity	(97,041)	33,611

Total Liabilities and Equity	$962,147	$949,857

Corporation’s share of (deficit) equity	$(64,777)	$1,580
Net excess of cost of investments over the net book value of underlying assets	158,989	160,832
Reclassification of distributions in excess of investments in unconsolidated real estate joint ventures	52,194	44,190

Carrying Value of Corporation’s Investment In Unconsolidated Real Estate Joint Ventures	$146,406	$206,602

Corporation’s Share of Mortgage Debt	$483,061	$413,710

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

Income Statement Information

	For the three months ended
	March 31,
	2006	2005
Total Revenues	$58,373	$52,200

Expenses
Operating and other	27,702	24,862
Depreciation and amortization	9,986	6,885

Total Expenses	37,688	31,747

Other Income (Expense)
Interest and other income	693	303
Interest expense	(12,959)	(11,381)

Total Other Expense	(12,266)	(11,078)

Net Income	$8,419	$9,375

Corporation’s share of net income	$4,200	$4,683
Amortization of net excess of cost of investments over the net book value of underlying assets	(1,266)	(610)

Income from unconsolidated real estate joint ventures	$2,934	$4,073

750 Ninth Street Parent, L.L.C.

In January 2006, 750 Ninth Street, L.L.C., a wholly-owned subsidiary of 750 Ninth Street Parent, L.L.C., obtained an approximately $106,000 non-recourse mortgage loan commitment, which bears interest at a fixed rate of 5.39%, is scheduled to mature in February 2016 and is collateralized by the Victor Building, located in Washington, D.C. Of the approximately $106,000 mortgage loan commitment, approximately $95,000 was funded on the closing date and the balance will be funded in accordance with the terms and conditions of the mortgage loan agreement. The approximately $95,000 of loan proceeds was distributed to the partners in accordance with the partnership agreement.

Marina Airport Building, Ltd.

In March 2006, Marina Airport Building, Ltd., obtained an approximately $40,000 non-recourse mortgage loan, which bears interest at a fixed rate of 5.84%, is scheduled to mature in April 2016 and is collateralized by Marina Towers, located in Los Angeles, California. The approximately $40,000 of loan proceeds has been distributed to the partners in accordance with the partnership agreement.

Waterview Investor, L.P.

In September 2005, three wholly-owned subsidiaries of Waterview Investor, L.P., a joint venture in which the Corporation owns a 25% interest, entered into two loan agreements (“Waterview Development Loan A” and “Waterview Development Loan B”) providing construction financing for the development of the Waterview project, located in Rosslyn, Virginia. The $218,300 Waterview Development Loan A is being used to finance the construction of the office building, initially bears interest at LIBOR plus a spread of 1.60%, matures in August 2009 and is subject to two one-year extension options. The LIBOR spread can be reduced to 1.35% if certain performance measures are achieved. The $78,000 Waterview Development Loan B is being used to finance the construction of the combined hotel and residential building, bears interest at LIBOR plus a spread of 2.00%, matures in August 2009 and is subject to two one-year extension options. Concurrently, these entities entered into two interest rate swap contracts to lock in a fixed interest rate. The swap contract on Waterview Development Loan A, in an accreting notional amount from approximately $49,976 to approximately $132,357, is effective as of October 3, 2005, bears a fixed interest rate of 4.28% and matures on October 1, 2007. The swap contract on Waterview Development Loan B, in a roller coaster notional amount from approximately $315 to approximately $54,534, is effective September 1, 2006, bears a fixed interest rate of 4.36% and matures on February 1, 2008. At March 31, 2006, the

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

benefit to unwind the interest rate swap contract on Waterview Development Loan A and Waterview Development Loan B is approximately $1,203 and $242, respectively, and is recorded through other comprehensive income. For the three months ended March 31, 2006, the Corporation recorded, through other comprehensive income, an unrealized derivative gain of approximately $161 related to these swap contracts.

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

Contributions, Advances and Distributions

During the three months ended March 31, 2006, the Corporation made cash and non-cash contributions to and investments in its unconsolidated real estate joint ventures in the aggregate amount of approximately $918 and capitalized interest on its investment in the Waterview development project in the amount of approximately $104. The Corporation received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $72,616. Included in distributions received from the Corporation’s unconsolidated real estate joint ventures is approximately $47,635 and approximately $20,000 of distributions received from 750 Ninth Street, L.L.C. and Marina Airport Building Ltd., respectively, as a result of proceeds received from mortgage loan financings.

During the three months ended March 31, 2005, the Corporation made cash contributions to its unconsolidated real estate joint ventures in the aggregate amount of approximately $1,634, and received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $7,326.

The Corporation has received net distributions in excess of its investments in 1114 TrizecHahn-Swig, L.L.C., 1411 TrizecHahn-Swig, L.L.C. (the “Swig Joint Ventures”) and Marina Airport Building, Ltd. At March 31, 2006 and December 31, 2005, such excess net distributions totaled approximately $52,194 and $44,190, respectively, and have been recorded in other accrued liabilities as the Corporation is committed to provide financial support to the Swig Joint Ventures and Marina Airport Building, Ltd. in the future.

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

Although the financial condition and results of operations of the following real estate joint ventures are consolidated, there are unaffiliated parties that own interests in these real estate joint ventures. The Corporation consolidates these real estate joint ventures because it owns at least 50% of the respective ownership entities and controls major decisions. The following is a summary of the Corporation’s ownership in consolidated real estate joint ventures at March 31, 2006 and December 31, 2005:

		Legal Interest(1)
		March 31,	December 31,
Entity	Property and Location	2006	2005
TrizecHahn 1065 Avenue of the Americas L.L.C.	1065 Avenue of the Americas, New York, NY	99.0%	99.0%
Trizec 2001 M Street Holdings L.L.C.	2001 M Street, Washington, D.C.	98.0%	98.0%
TrizecHahn Mid-Atlantic I Limited Partnership	Various	98.0%	98.0%

(1)	The amounts shown above approximate the Corporation’s legal ownership interest as of March 31, 2006 and December 31, 2005. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.
TrizecHahn Mid-Atlantic I Limited Partnership

The Corporation owned 100% of the general partner units and approximately 98.0% of the limited partnership units (“Units”) of TrizecHahn Mid-Atlantic I Limited Partnership at March 31, 2006 and December 31, 2005. The remaining Units are held by unrelated limited partners who have a right to redeem their Units before 2012, at a redemption value equal to the fair market value of an equivalent number of shares of common stock of Trizec Properties. Upon redemption of the Units, TrizecHahn Mid-Atlantic I Limited Partnership is required to pay cash to the holder in an amount equal to the redemption value, or the Corporation has the option to assume directly and satisfy the redemption obligation of TrizecHahn Mid-Atlantic I Limited Partnership by paying the redemption value either in cash or by issuing a number of shares of its common stock equal to the redemption value. The redemption value of the outstanding Units was approximately $5,995 and $5,462 at March 31, 2006 and December 31, 2005, respectively. The change in redemption value is recorded as an allocation to minority interest in the consolidated statements of operations.

6.	MORTGAGE DEBT, OTHER LOANS AND UNSECURED CREDIT FACILITY

	Total Debt
	March 31, 2006		December 31, 2005
	Weighted		Weighted
	Average	Principal	Average	Principal
	Interest Rates	Balance	Interest Rates	Balance
Collateralized property loans:
At fixed rates (1)	5.98%	$1,993,372	6.26%	$1,847,095
Other loans:
At fixed rates	6.57%	16,118	6.57%	16,178

Total collateralized property and other loans	5.99%	$2,009,490	6.26%	$1,863,273

Unsecured credit facility:
At fixed rates (1)	6.57%	$60,245	6.57%	$60,245
At variable rates	5.60%	59,755	5.38%	286,755

Total unsecured credit facility	6.09%	$120,000	5.59%	$347,000

	5.99%	$2,129,490	6.16%	$2,210,273

(1)	Includes $150,000 of variable rate debt fixed through interest rate swap contracts at March 31, 2006 and December 31, 2005. See discussion below.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

Certain of the Corporation’s loans are cross-collateralized with, or subject to cross-default or cross-acceleration provisions in, other loans.

Collateralized Property Loans

Property loans are collateralized by deeds of trust or mortgages on properties and mature at various dates between August 2007 and March 2016.

At March 31, 2006 and December 31, 2005, the Corporation had outstanding interest rate swap contracts in the notional amount of $150,000, bearing a weighted average interest rate of 5.60% and maturing March 15, 2008. At March 31, 2006 and December 31, 2005, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $1,357 and $2,778 at March 31, 2006 and December 31, 2005, respectively. For the three months ended March 31, 2006 and 2005, the Corporation recorded, through other comprehensive income, unrealized derivative gains of approximately $1,419 and $3,501, respectively, related to interest rate swap contracts.

Refinancing and Early Debt Retirement

In February 2006, the Corporation repaid and retired the mortgage loan collateralized by 1400 K Street, N.W., located in Washington, D.C. The mortgage loan had a principal balance of approximately $20,781, bore interest at a fixed rate of 7.20% and was scheduled to mature in May 2006. In conjunction with the repayment and retirement of the mortgage loan, the Corporation recorded a loss on early debt retirement of approximately $11, comprised of the write-off of unamortized deferred financing costs.

In March 2006, the Corporation refinanced the $228,446 mortgage loan on One New York Plaza, located in New York, New York, which bore interest at a fixed rate of 7.27%, with a $400,000 mortgage loan bearing interest at a fixed rate of 5.50% (or 5.14% after settlement of forward-starting swap contracts as discussed below) and scheduled to mature in March 2016. In September 2005, the Corporation entered into a forward-starting swap contract, in the notional amount of $250,000, at a swap rate of 4.53%, to lock in a maximum interest rate on the anticipated refinancing of the mortgage loan on One New York Plaza. In February 2006, the Corporation entered into an additional forward-starting swap contract, in the notional amount of $145,700, at a swap rate of 5.11% to lock in the maximum fixed interest rate on the anticipated refinancing. Upon closing of the refinanced mortgage loan, the Corporation received approximately $10,410 in settlement of the two forward-starting swap contracts, which has been recorded in other comprehensive income. The approximately $10,410 received in settlement of the forward-starting swap contracts will be amortized into interest expense over the life of the mortgage loan. In addition, the Corporation recorded a loss on early debt retirement of approximately $301, comprised primarily of the write-off of unamortized deferred financing costs related to the refinanced mortgage loan.

Unsecured Credit Facility

The Corporation’s unsecured credit facility (the “2005 Unsecured Credit Facility”) consists of a $750,000 revolver, bears interest at LIBOR plus a spread of 0.95% to 1.65% based on the Corporation’s total leverage, and matures in October 2008. The financial covenants, as defined in the 2005 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 60.0%; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. These financial covenants also restrict dividends or distributions to no more than 90% of the Corporation’s funds from operations (as defined in the 2005 Unsecured Credit Facility agreement). If the Corporation is in default in respect of its obligations under the 2005 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain the Corporation’s REIT status. At March 31, 2006, the Corporation was in compliance with these financial covenants.

At March 31, 2006, the amount eligible to be borrowed under the Corporation’s 2005 Unsecured Credit Facility was approximately $750,000, of which approximately $120,000 was drawn and outstanding. At December 31, 2005, the amount eligible to be borrowed under the Corporation’s 2005 Unsecured Credit

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

Facility was approximately $750,000 of which approximately $347,000 was drawn and outstanding. Certain conditions of the 2005 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time.

7.	STOCKHOLDERS’ EQUITY
Common Dividends

2006	Declaration Date	Record Date	Payable Date	Dividend Per Share	Total Dividend

First Quarter	03/09/2006	03/31/2006	04/17/2006	$0.20	$31,803
Special Voting Stock Dividends
2006	Declaration Date	Record Date	Payable Date	Total Dividend

First Quarter	03/09/2006	03/31/2006	04/17/2006	$372
Class F Convertible Stock Dividends

On March 9, 2006, the Corporation declared an aggregate annual dividend of approximately $5 for its Class F convertible stock, payable on April 17, 2006, to the holders of record at the close of business on March 31, 2006.

Restricted Stock Rights

During the three months ended March 31, 2006, the Corporation awarded 238,748 restricted stock rights and 113,244 performance based restricted stock rights to certain employees. These restricted stock rights and performance based restricted stock rights had initial fair values of approximately $5,607 and $2,656, respectively, on the date of grant. The restricted stock rights vest ratably over periods of one to five years. The performance based restricted stock rights vest ratably over a period of five years provided that specific performance objectives are achieved. The fair value of the restricted stock rights will be charged to earnings as compensation expense over the vesting period.

During the three months ended March 31, 2006, the Corporation awarded 13,152 restricted stock rights to certain directors of the Corporation. These restricted stock rights had a fair value of approximately $290 on the date of grant. The restricted stock rights vested immediately and the fair value of the restricted stock rights was charged to earnings as compensation expense.

Compensation expense related to restricted stock, restricted units and restricted stock rights totaled approximately $2,029 and $977 for the three months ended March 31, 2006 and 2005, respectively.

Employee Stock Purchase Plan

During the three months ended March 31, 2006, 73,372 shares were issued to employees under the Corporation’s Employee Stock Purchase Plan.

Stock Options

During the three months ended March 31, 2006, certain employees of the Corporation exercised 644,703 non-qualified employee stock options. Proceeds to the Corporation from the exercise of such non-qualified employee stock options were approximately $11,428.

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

Compensation expense related to non-qualified employee stock options totaled approximately $16 and $59 for the three months ended March 31, 2006 and 2005, respectively.

Warrants

During the three months ended March 31, 2006, certain employees and former employees of the Corporation exercised 16,250 warrants. Proceeds to the Corporation from the exercise of such warrants were approximately $256.

Treasury Stock

During the three months ended March 31, 2006, common shares held in treasury increased by approximately $33 due to the forfeiture of 3,000 shares of restricted common stock.

8.	EARNINGS PER SHARE

	For the three months ended
	March 31,
	2006	2005
Income from continuing operations	$10,951	$18,259
Less: Special voting and Class F convertible stockholders’ dividends	(372)	(1,209)

Income from Continuing Operations Available to Common Stockholders	10,579	17,050

Discontinued operations	34,354	8,237

Net Income Available to Common Stockholders	$44,933	$25,287

Basic Earnings per Common Share
Income from continuing operations available to common stockholders	$0.07	$0.11
Discontinued operations	0.22	0.05

Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding — Basic(1)	$0.29	$0.17

Diluted Earnings per Common Share
Income from continuing operations available to common stockholders	$0.07	$0.11
Discontinued operations	0.21	0.05

Net Income Available to Common Stockholders per Weighted Average Common Share Outstanding — Diluted(1)	$0.28	$0.16

Weighted average shares outstanding
Basic	156,691,554	153,090,527
Dilutive Effect of Securities (2)	3,252,563	2,031,790

Diluted	159,944,117	155,122,317

(1)	May not total the sum of the per share components due to rounding.

(2)	Represents the dilutive effect of stock options, restricted stock, restricted units, restricted stock rights, warrants and potential shares to be issued under the Corporation’s Long-Term Outperformance Compensation Program.
The dilutive effect of securities for the three months ended March 31, 2006 and March 31, 2005 were calculated based on $24.06 per share and $18.29 per share, respectively, which represent the average daily

Notes to the Consolidated Financial Statements
$ in thousands, except share and per share amounts

trading price for the three months ended March 31, 2006 and March 31, 2005, respectively. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect were the following securities:

	For the three months ended
	March 31,
	2006	2005

Stock Options	—	1,708,624
Restricted Stock, Restricted Units and Restricted Stock Rights	10,000	488,113
Warrants	—	26,500
9.	CONTINGENCIES

Litigation

The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims arising from time to time. While the final outcome with respect to claims and litigation pending at March 31, 2006 cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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

Environmental

The Corporation, as an owner of real estate, is subject to various federal, state and local laws and environmental regulations. Under these laws, the Corporation is exposed to liability primarily as an owner or operator of real property and, as such, may be responsible for the cleanup or other remediation of contaminated property.

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

The cost of compliance with existing environmental laws has not had a material adverse effect on the Corporation’s financial condition and results of operations, and the Corporation does not believe it will have such an impact in the future. In addition, the Corporation has not incurred, nor does it expect to incur, any material costs or liabilities due to environmental contamination at properties it currently owns or has owned in the past. However, the Corporation cannot predict the impact of new or changed laws or regulations on its properties or on properties it may acquire in the future. The Corporation has no current plans for substantial capital expenditures with respect to compliance with environmental laws.

Insurance

The Corporation carries insurance on its properties of types and in amounts that it believes adequately insure all of its properties and are in line with coverage obtained by owners of similar properties. The Corporation has two wholly-owned captive insurance companies, Concordia Insurance L.L.C. (“Concordia”) and Chapman Insurance L.L.C. (“Chapman”). Concordia underwrites terrorism, general liability and workers compensation insurance programs for its wholly-owned and joint venture properties. Chapman underwrites terrorism, general liability and workers compensation insurance programs for properties with respect to which the Corporation has third-party management agreements. Insofar as the Corporation owns Concordia and Chapman, it is responsible for their liquidity and capital resources; the accounts of Concordia and Chapman are part of the Corporation’s consolidated financial statements. If the Corporation experiences a loss and Concordia or Chapman is required to pay under its insurance policies, the Corporation would ultimately record the loss to the extent of such required payment. The Corporation’s terrorism insurance program maintains additional coverage from third-party commercial insurers.

10.	SEGMENT INFORMATION

The Corporation has determined that its reportable segments are those that are based on its method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan area for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles, New York, Washington, D.C. and other markets. The Corporation primarily evaluates operating performance based on internal operating income, which is defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes. Internal operating income also includes properties designated as held for disposition and reported as discontinued operations. Of the properties reported as discontinued operations, one remained unsold at March 31, 2006. Properties included in discontinued operations for the three months ended March 31, 2006 and March 31, 2005 included: one in Tulsa, OK; one in Los Angeles, CA; one in Minneapolis, MN; one in St. Louis, MO; one in Charlotte, NC; and three in Washington, D.C. Internal operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 from the Corporation’s 2005 Annual Report on Form 10-K, Significant Accounting Policies, except that real estate operations conducted through unconsolidated joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level.

Notes to the Financial Statements
$ in thousands, except per share amounts

The following presents internal operating income by reportable segment for the three months ended March 31, 2006 and 2005.

For the three months ended March 31, 2006 and 2005

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Property Operations
Total property revenue	$19,524	$19,689	$16,996	$19,291	$21,460	$21,259	$30,134	$27,874	$32,049	$26,625
Total property expense	(8,146)	(8,314)	(8,657)	(8,576)	(12,268)	(11,318)	(16,370)	(14,440)	(13,964)	(11,463)

Internal Operating Income	$11,378	$11,375	$8,339	$10,715	$9,192	$9,941	$13,764	$13,434	$18,085	$15,162

Internal Property Assets	$395,310		$390,760		$492,463		$423,782		$1,019,903

	Office Properties, continued
	New York		Washington, D.C.		Other Markets		Corporate & Other		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Property Operations
Total property revenue	$50,592	$49,768	$34,712	$33,005	$12,033	$18,034	$2,221	$2,625	$219,721	$218,170
Total property expense	(24,900)	(24,410)	(12,897)	(12,327)	(6,766)	(10,735)	(12)	3,502	(103,980)	(98,081)

Internal Operating Income	$25,692	$25,358	$21,815	$20,678	$5,267	$7,299	$2,209	$6,127	$115,741	$120,089

Internal Property Assets	$964,188		$1,040,968		$192,487		$158,320		$5,078,181

Notes to the Financial Statements
$ in thousands, except per share amounts

The following is a reconciliation of internal operating income to income from continuing operations.

	For the three months ended
	March 31,
	2006	2005
Internal property revenue	$219,721	$218,170
Less: Real estate joint venture property revenue	(28,976)	(26,028)
Less: Discontinued operations	(6,340)	(20,869)

Total revenues	184,405	171,273

Internal property operating expenses	(103,980)	(98,081)
Less: Real estate joint venture operating expenses	13,953	12,462
Less: Discontinued operations	3,999	7,450

Total operating expenses and property taxes	(86,028)	(78,169)

General and administrative	(9,274)	(9,008)
Depreciation and amortization	(47,137)	(37,981)
Interest and other income	1,078	1,194
Loss on early debt retirement	(312)	(14)
Recovery on insurance claims	113	—
Interest expense	(34,239)	(33,413)
Lawsuit settlement	—	760
Benefit (Provision) for income and other corporate taxes, net	88	(421)
Minority interest	(677)	(35)
Income from unconsolidated real estate joint ventures	2,934	4,073

Income from Continuing Operations	$10,951	$18,259

The following is a reconciliation of internal property assets to consolidated total assets.

March 31, 2006
Internal property assets	$5,078,181
Less: Pro rata real estate joint venture assets	(603,050)
Add: Investment in unconsolidated real estate joint ventures	146,406

Total Assets	$4,621,537

11.	SUBSEQUENT EVENTS

In April 2006, the Corporation made scheduled payments of approximately $135.5 million on its fixed rate commercial mortgage pass-through certificates primarily by drawing on the 2005 Unsecured Credit Facility.

In May 2006, the Corporation and the Operating Company completed the acquisition of the Arden portfolio from Arden for an aggregate consideration of approximately $1.63 billion. The Arden portfolio is an office portfolio comprising 13 properties, totaling approximately 4.0 million square feet, and several undeveloped land parcels, and is concentrated in West Los Angeles and San Diego.

Notes to the Financial Statements
$ in thousands, except per share amounts

In May 2006, in connection with the acquisition of the Arden portfolio, the Corporation and certain of its subsidiaries entered into a $1.3 billion term loan agreement to finance a significant portion of the purchase price of the assets. The term loan has a one-year term and two six-month extension options and currently bears interest at LIBOR plus 1.40%, with the spread increasing to 2.00% during the first extension period and to 2.50% during the second extension period. Under the terms of the term loan, the Corporation is required to use proceeds from certain capital transactions to repay any outstanding amounts under the term loan.

To enable the Corporation and its subsidiaries to borrow the $1.3 billion term loan and to provide additional financial covenant flexibility, the Corporation and certain of its subsidiaries also entered into an amendment (the “Amendment”) to the 2005 Unsecured Credit Facility on March 31, 2006 with the lenders under its 2005 Unsecured Credit Facility. The Amendment became effective on May 2, 2006 upon, and only upon, the execution of the $1.3 billion term loan agreement as well as the satisfaction of certain conditions. The Amendment also contained a provision whereby the Amendment would have been void and would not have had any effect if the $1.3 billion term loan agreement had not been executed, and certain other conditions had not been satisfied, by July 31, 2006. The Amendment amended certain financial covenants under the 2005 Unsecured Credit Facility as follows: (a) reduced the minimum interest coverage ratio from 2.0x to 1.75x during the initial term of the 2005 Unsecured Credit Facility, but which ratio would revert back to 2.0x during the extension period; (b) reduced the minimum fixed charge coverage ratio from 1.5x to 1.4x, reverting back to 1.5x during the extension period; and (c) permanently increased the maximum permitted leverage ratio from 60% to 65%. The initial term of the 2005 Unsecured Credit Facility expires in October 2008, and has a one-year extension option.

In May 2006, the Corporation borrowed approximately $140.0 million under the 2005 Unsecured Credit Facility to fund a portion of the purchase price for the acquisition of the Arden portfolio. Immediately after this borrowing, the total outstanding balance under the 2005 Unsecured Credit Facility was approximately $432.0 million.

In May 2006, in connection with the acquisition of the Arden portfolio, the Operating Company issued approximately 2.5 million common units of limited liability company membership interests, valued at approximately $61.4 million. These common units were issued to certain eligible limited partners of Arden Realty Limited Partnership and become redeemable for cash or, at the Corporation’s election, shares of the Corporation’s common stock beginning one year from their issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In the remainder of this Form 10-Q, the terms “we,” “us,” “our” and “our company” refer to Trizec Properties, Inc. and its consolidated subsidiaries.
     The following discussion should be read in conjunction with the section entitled “Forward-Looking Statements” and the consolidated interim financial statements and the notes thereto that appear elsewhere in this Form 10-Q.
Overview
     We are one of the largest fully integrated and self-managed, publicly traded office real estate investment trusts, or REITs, in the United States. We are engaged in owning and managing office properties in the United States. At March 31, 2006, we owned interests in 40 consolidated office properties comprising approximately 28.2 million square feet of total area. At March 31, 2006, we also had ownership interests in eight unconsolidated real estate joint venture office properties comprising approximately 7.4 million square feet of total area and one unconsolidated real estate development joint venture.
     Our office properties are primarily concentrated in seven core markets in the United States, located in the following major metropolitan areas: Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Houston, Texas; Los Angeles, California; New York, New York; and Washington, D.C.
     We were launched as a publicly traded U.S. office REIT in May 2002, as part of the reorganization of Canadian-based TrizecHahn Corporation. As part of its reorganization, TrizecHahn Corporation formed Trizec Canada Inc., a Canadian company that, as of March 31, 2006, owned, together with its affiliates, approximately 38.1% of our common stock and all of our outstanding special voting stock and Class F convertible stock. In December 2004, we formed Trizec Holdings Operating LLC (the “Operating Company”), a Delaware limited liability company in which we became the sole managing member, as part of the reorganization of our operating structure into an umbrella partnership real estate investment trust. We conduct substantially all of our business, and own substantially all of our assets, through the Operating Company.
Executive Summary
     Our overall goal is to increase stockholder value. We can achieve this goal by creating sustained growth in operating cash flow and maximizing the value of our assets. We believe we can accomplish this by leasing and managing our properties to maximize property rent revenue and minimize property operating expenses; engaging in asset management to enhance the value of our properties; actively managing our portfolio to maximize total value of our properties; selectively acquiring office properties in our core markets; improving the efficiency and productivity of our operations; and maintaining a prudent and flexible capital plan.
     Job growth has a significant and direct impact on our business. We therefore look to economic growth, and by correlation, resulting job growth, in developing our current strategies and future outlook as well as indicators of office market fundamentals. While the economy and office market conditions are generally improving, they are still in the beginning stages of their recovery. Until we see a complete or near complete economic recovery, we believe that the leasing environment will remain challenging as landlords continue to compete very aggressively for tenants.
     The following discussion is based on our consolidated financial statements for the three months ended March 31, 2006 and 2005.

     Trends in Occupancy
     Although the macroeconomic conditions that negatively affected employment levels over the past few years have improved, demand for office space in our core markets has been relatively stagnant resulting in relatively flat occupancy rates. However, we are optimistic that demand for office space will improve during 2006 and into 2007. The office rental market continues to be extremely competitive. Such competitive environment for attracting tenants continues to apply downward pressure on market rents and upward pressure on tenant incentives. Our focus for the remainder of the year will be on renewing or releasing expiring space. The table below reflects occupancy rates by market at March 31, 2006 compared to December 31, 2005 and shows the percentage of square feet scheduled to expire during the remainder of the year for our consolidated office portfolio and our unconsolidated real estate joint venture properties, excluding our unconsolidated real estate development joint venture.

	Occupancy Rates at		Occupancy Rates at		% of Space Expiring During
	March 31, 2006		December 31, 2005		Remainder of 2006
		Unconsolidated		Unconsolidated		Unconsolidated
		Real Estate		Real Estate		Real Estate
	Consolidated	Joint Ventures	Consolidated	Joint Ventures	Consolidated	Joint Ventures
Markets:
Atlanta(1)	89.5%	N/A	91.2%	N/A	6.7%	N/A
Chicago(1)	85.8%	N/A	87.1%	N/A	9.8%	N/A
Dallas(2)	89.0%	75.0%	87.9%	77.6%	5.2%	4.8%
Houston(3)	84.7%	84.6%	84.4%	84.1%	4.3%	4.1%
Los Angeles(3)	82.9%	90.2%	89.3%	87.3%	5.7%	1.7%
New York(4)	90.8%	97.3%	90.2%	98.7%	4.0%	4.9%
Washington, D.C.(3)	90.3%	99.8%	90.2%	99.8%	3.8%	65.0%
Other Markets	88.8%	N/A	85.8%	N/A	2.1%	N/A

Total Portfolio	87.5%	87.0%	88.2%	88.3%	5.1%	7.4%

(1)	At March 31, 2006 and December 31, 2005, we did not have any unconsolidated joint venture properties located in the Atlanta and Chicago markets.

(2)	At March 31, 2006 and December 31, 2005, we had two unconsolidated joint venture properties located in the Dallas market.

(3)	At March 31, 2006 and December 31, 2005, we had one unconsolidated joint venture property located in each of the Houston, Los Angeles and Washington, D.C. markets.

(4)	At March 31, 2006 and December 31, 2005, we had three unconsolidated joint venture properties located in the New York market.
     For the three months ended March 31, 2006, we leased approximately 2.0 million square feet of new and renewal space on a consolidated basis. Occupancy for our consolidated portfolio was approximately 87.5% at March 31, 2006, compared to approximately 88.2% at December 31, 2005. In addition, for the three months ended March 31, 2006, leases expired at an average gross rent of approximately $24.22 per square foot and were generally being signed at an average gross rent of approximately $20.92 per square foot.
     For the three months ended March 31, 2006, we leased approximately 0.1 million square feet of new and renewal space in our unconsolidated real estate joint venture properties. Occupancy for our unconsolidated real estate joint venture properties was approximately 87.0% at March 31, 2006, compared to approximately 88.3% at December 31, 2005. In addition, for the three months ended March 31, 2006, leases expired at an average gross rent of approximately $26.43 per square foot and were generally being signed at an average gross rent of approximately $24.94 per square foot.
     We monitor the financial strength of our key tenants and, therefore, their ability to pay rent and the likelihood that they will continue to pay rent, through a watch list process applied at the local, regional and corporate property management levels. This monitoring process is designed to help us identify significant credit risks. At the end of March 2006, we were closely monitoring tenants with leases representing approximately 0.9% of the leaseable area of our U.S. office portfolio and approximately 0.7% of the annual gross rent of our U.S. office portfolio.

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
     The following table is a summary of our acquisition and disposition activity from January 1, 2005 to March 31, 2006 and reflects our consolidated portfolio and our unconsolidated real estate joint venture portfolio at March 31, 2006. The buildings and total square feet shown reflect the total square footage of the properties.

			Unconsolidated Real Estate
	Consolidated		Joint Ventures
		Total		Total
		Sq. Ft. (in		Sq. Ft. (in
	Properties	thousands)	Properties	thousands)
December 31, 2004	45	30,288	7	7,020
Acquisitions	2	1,428	1	343
Dispositions	(5)	(2,310)	—	—
Re-measurements	—	23	—	(5)

December 31, 2005	42	29,429	8	7,358
Acquisitions	—	—	—	—
Dispositions	(2)	(1,247)	—	—

March 31, 2006	40	28,182	8	7,358

     2006 Accomplishments
     During the three months ended March 31, 2006, we completed the following key transactions:
•	In January 2006, we announced lease renewal and expansion transactions with CDW Corporation and Arnstein & Lehr totaling approximately 346,000 square feet, representing approximately 50% of the rentable space at 120 South Riverside Plaza in downtown Chicago, Illinois.

•	In January 2006, we announced the renewal of Bank of America’s leases for more than 29 floors, totaling approximately 640,000 square feet of Class A office space, at Bank of America Plaza in downtown Charlotte, North Carolina.

•	In January 2006, we sold Williams Center I & II, located in Tulsa, Oklahoma, for a gross sale price of approximately $42.5 million.

•	In January 2006, 750 Ninth Street, L.L.C., a wholly-owned subsidiary of a joint venture partnership between us and Principal Real Estate Investors, obtained an approximately $106.0 million non-recourse mortgage loan commitment, which bears interest at a fixed rate of 5.39%, is scheduled to mature in February 2016 and is collateralized by the Victor Building, located in Washington, D.C. Of the approximately $106.0 million mortgage loan commitment, approximately $95.0 million was funded on the closing date and the balance will be funded in accordance with the terms and conditions of the mortgage loan agreement. The approximately $95.0 million of loan proceeds has been distributed to the partners in accordance with the partnership agreement.

•	In February 2006, we repaid and retired the mortgage loan collateralized by 1400 K Street, N.W., located in Washington, D.C. The mortgage loan had a principal balance of approximately $20.8 million, bore interest at a fixed rate of 7.20% and was scheduled to mature in May 2006.

•	In February 2006, we announced the lease renewal and expansion of Kinder Morgan to 214,000 square feet at One Allen Center in downtown Houston.

•	In March 2006, we announced a new 465,000-square-foot lease with Chevron Corp. at Continental Center I in downtown Houston. With this lease, the property will become 99% leased.

•	In March 2006, we refinanced the mortgage loan collateralized by One New York Plaza, located in New York, New York. The mortgage loan, which had a principal balance of approximately $228.4 million and bore interest at a fixed rate of 7.27%, was refinanced with a $400.0 million mortgage loan scheduled to mature in March 2016, and bearing interest at a fixed rate of approximately 5.50% (or 5.14% after settlement of forward-starting swap contracts).

•	In March 2006, we sold First Citizens Plaza, located in Charlotte, North Carolina, for a gross sale price of approximately $77.3 million.

•	In March 2006, Marina Airport Building, Ltd., obtained an approximately $40.0 million non-recourse mortgage loan, which bears interest at a fixed rate of 5.84%, is scheduled to mature in April 2016 and is collateralized by Marina Towers, located in Los Angeles, California.
Subsequent to March 31, 2006, we completed the following key transactions:
•	In April 2006, we made scheduled payments of approximately $135.5 million on our fixed rate commercial mortgage pass-through certificates primarily by drawing on our 2005 Unsecured Credit Facility.

•	In May 2006, we and the Operating Company completed the acquisition of the Arden portfolio from Arden Realty, Inc. for an aggregate consideration of approximately $1.63 billion. The Arden portfolio is an office portfolio comprising 13 properties, totaling approximately 4.0 million square feet, and several undeveloped land parcels, and is concentrated in West Los Angeles and San Diego.

•	In May 2006, in connection with the acquisition of the Arden portfolio, we and certain of our subsidiaries entered into a $1.3 billion term loan agreement to finance a significant portion of the purchase price of the assets. The term loan has a one-year term and two six-month extension options and currently bears interest at LIBOR plus 1.40%, with the spread increasing to 2.00% during the first extension period and to 2.50% during the second extension period. Under the terms of the term loan, we are required to use proceeds from certain capital transactions to repay any outstanding amounts under the term loan.

•	To enable us and our subsidiaries to borrow the $1.3 billion term loan and to provide additional financial covenant flexibility, we and certain of our subsidiaries also entered into an amendment (the “Amendment”) to the 2005 Unsecured Credit Facility on March 31, 2006 with the lenders under our 2005 Unsecured Credit Facility. The Amendment became effective on May 2, 2006 upon, and only upon, the execution of the $1.3 billion term loan agreement as well as the satisfaction of certain conditions. The Amendment also contained a provision whereby the Amendment would have been void and would not have had any effect if the $1.3 billion term loan agreement had not been executed, and certain other conditions had not been satisfied, by July 31, 2006. The Amendment amended certain financial covenants under the 2005 Unsecured Credit Facility by: (a) reducing the minimum interest coverage ratio from 2.0x to 1.75x during the initial term of the 2005 Unsecured Credit Facility, but reverting back to 2.0x during the extension period; (b) reducing the minimum fixed charge coverage ratio from 1.5x to 1.4x, but reverting back to 1.5x during the extension period; and (c) permanently increasing the maximum permitted leverage ratio from 60% to 65%. The initial term of the 2005 Unsecured Credit Facility expires in October 2008, and has a one-year extension option.

•	In May 2006, we borrowed approximately $140.0 million under the 2005 Unsecured Credit Facility to fund a portion of the purchase price for the acquisition of the Arden portfolio. Immediately after this borrowing, the total outstanding balance under the 2005 Unsecured Credit Facility was approximately $432.0 million.

•	In May 2006, in connection with the acquisition of the Arden portfolio, the Operating Company issued approximately 2.5 million common units of limited liability company membership interests, valued at approximately $61.4 million. These common units were issued to certain eligible limited partners of Arden Realty Limited Partnership and become redeemable for cash or, at our election, shares of our common stock beginning one year from their issuance.
Critical Accounting Policies
     Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of real estate assets and investments, investments in unconsolidated joint ventures, derivative instruments, fair value of financial instruments, internal leasing costs, insurance and tax liabilities. During the three months ended March 31, 2006, there were no changes to these policies.
Results of Operations
     The following discussion is based on our consolidated financial statements for the three months ended March 31, 2006 and 2005.
     In the financial information that follows, property revenues include rental revenues, recoveries from tenants, and parking and other income. Property operating expenses include costs that are recoverable from our tenants (including but not limited to real estate taxes, utilities, insurance, repairs and maintenance and cleaning) and other non-recoverable property-related expenses, and exclude depreciation and amortization expense.

     Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005
     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the three months ended
	March 31,		Increase	%
	2006	2005	(Decrease)	Change
	(dollars in thousands)
Total Property Revenues	$184,405	$171,273	$13,132	7.7%

Expenses
Property operating expenses	86,028	78,169	7,859	10.1%
General and administrative	9,274	9,008	266	3.0%
Depreciation and amortization	47,137	37,981	9,156	24.1%

Total Expenses	142,439	125,158	17,281	13.8%

Operating Income	41,966	46,115	(4,149)	9.0%

Other Income (Expense)
Interest and other income	1,078	1,194	(116)	9.7%
Loss on early debt retirement	(312)	(14)	(298)	2,128.6%
Recovery on insurance claims	113	—	113	—
Interest expense	(34,239)	(33,413)	(826)	2.5%
Lawsuit settlement	—	760	(760)	—

Total Other Expense	(33,360)	(31,473)	(1,887)	6.0%

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures and Discontinued Operations	8,606	14,642	(6,036)	41.2%
Benefit (Provision) for income and other corporate taxes, net	88	(421)	509	120.9%
Minority interest	(677)	(35)	(642)	1,834.3%
Income from unconsolidated real estate joint ventures	2,934	4,073	(1,139)	28.0%

Income from Continuing Operations	10,951	18,259	(7,308)	40.0%
Discontinued Operations
Income from discontinued operations	2,797	8,030	(5,233)	65.2%
Gain on disposition of discontinued real estate, net	31,557	207	31,350	15,144.9%

Net Income	45,305	26,496	18,809	71.0%

Special voting and Class F convertible stockholders’ dividends	(372)	(1,209)	837	69.2%

Net Income Available to Common Stockholders	$44,933	$25,287	$19,646	77.7%

Other Information:

Straight-Line Revenue (excluding discontinued operations)	$7,204	$2,810	$4,394	156.4%

Lease Termination Fees (excluding discontinued operations)	$556	$2,086	$(1,530)	73.3%

     Property Revenues
     Property revenues increased by approximately $13.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. In line with our overall investment strategy, we acquired 1200 K Street, N.W., located in Washington, D.C., in the second quarter of 2005, and Figueroa at Wilshire, located in Los Angeles, California, in the third quarter of 2005. Such acquisitions resulted in an increase in property revenues of approximately $11.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Tenant recoveries increased by approximately $1.2 million primarily due to an increase in recoverable operating expenses as discussed below. In addition, parking and other income increased by approximately $2.1 million primarily due to an increase in fees associated with services provided to tenants. These increases were partially offset by a decrease in rental revenue of approximately $0.5 million primarily due to a decrease in average occupancy. In addition, termination fee income decreased by approximately $1.5 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     Lease termination fees are an element of ongoing real estate ownership. Included in the property revenue analysis above, for the three months ended March 31, 2006, we recognized approximately $0.6 million of termination fees compared to approximately $2.1 million for the three months ended March 31, 2005.
     Property Operating Expenses
     Property operating expenses increased by approximately $7.9 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Property operating expenses increased by approximately $4.8 million due to the acquisitions of 1200 K Street, N.W. and Figueroa at Wilshire. Property operating expenses increased by approximately $4.0 million primarily due to an increase in utilities expense in the New York market and a general increase in other recoverable expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. In addition, there was an increase in building management expenses resulting in an increase in property operating expenses of approximately $1.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. These increases were partially offset by a decrease in bad debt expense of approximately $1.6 million and a decrease in property taxes of approximately $0.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     Our gross margin (property revenues, excluding lease termination fees, less property operating expenses) decreased to approximately 53.2% for the three months ended March 31, 2006 from approximately 53.8% for the three months ended March 31, 2005, primarily reflecting an increase in non-recoverable operating expenses.
     General and Administrative
     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.
     General and administrative expense increased by approximately $0.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase is primarily due to an increase in employee compensation, including equity based compensation, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, partially offset by a decrease in separation costs incurred for a departed officer during the three months ended March 31, 2005.
     Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $9.2 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The acquisitions of 1200 K Street, N.W., and Figueroa at Wilshire resulted in an increase in depreciation and amortization expense of approximately $8.4 million. In addition, depreciation expense increased approximately $0.8 million primarily due to accelerated depreciation of tenant improvements resulting from early termination of leases in the three months ended March 31, 2006.

     Interest and Other Income
     Interest and other income decreased by approximately $0.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to a decrease in average cash balances for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     Loss on Early Debt Retirement
     During the three months ended March 31, 2006, we refinanced the mortgage loan collateralized by One New York Plaza, located in New York, New York and recorded a loss on early debt retirement of approximately $0.3 million, primarily comprised of the write-off of unamortized deferred financing costs. In addition, during the three months ended March 31, 2006, we repaid and retired the mortgage loan collateralized by 1400 K Street, N.W., located in Washington, D.C., resulting in a minimal loss on early debt retirement comprised of the write-off of unamortized deferred financing costs.
     In December 2004, in conjunction with the sale of 250 West Pratt Street, located in Baltimore, Maryland, we and the lender of the mortgage loan collateralized by such property agreed to modify certain terms of the mortgage loan. The lender of the mortgage loan agreed to release the property as collateral for the mortgage loan in consideration of the establishment of an escrow, for the benefit of the lender, in the amount of approximately $28.7 million. The escrow was comprised of funds to be used to repay the full outstanding principal balance of the mortgage loan as well as interest payments through January 3, 2005. The escrow funds of approximately $28.7 million were included in restricted cash on our balance sheet at December 31, 2004. On January 3, 2005, the funds held in escrow were released to the lender. In conjunction with the repayment and retirement of the mortgage loan in January 2005, we recorded a minimal loss on early debt retirement during the three months ended March 31, 2005, comprised primarily of the write-off of unamortized deferred financing costs.
     Recovery on Insurance Claims
     During the three months ended March 31, 2006, we received approximately $0.1 million in insurance proceeds related to flood damage that occurred during 2005 at Ernst & Young Plaza, located in Los Angeles, California.
     Interest Expense
     Interest expense increased by approximately $0.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Interest expense increased by approximately $1.5 million due to a higher outstanding balance on our credit facility. This increase was partially offset by the repayment and retirement of certain mortgage loans which resulted in a decrease in interest expense of approximately $0.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. In addition, capitalized interest on the Waterview mixed-use development resulted in a decrease in interest expense of approximately $0.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     Benefit (Provision) for Income and Other Corporate Taxes, Net
     Income and other taxes include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes increased by approximately $0.5 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to a reduction in reserves resulting from the final settlement of a New York state tax audit.
     Minority Interest
     During the three months ended March 31, 2006, an increase in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in a minority interest loss of approximately $0.7 million.

     During the three months ended March 31, 2005, an increase in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in a minimal minority interest loss.
     Income from Unconsolidated Real Estate Joint Ventures
     Income from unconsolidated real estate joint ventures decreased by approximately $1.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This decrease is primarily attributable to a net loss of approximately $0.8 million for the Victor Building, located in Washington, D.C., which was acquired in the fourth quarter of 2005. In addition, there was a decrease in aggregate net income of approximately $0.3 million for our other unconsolidated real estate joint ventures during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     Discontinued Operations
     Income from properties classified as discontinued operations decreased by approximately $5.2 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Income from discontinued operations for the three months ended March 31, 2005 includes the net income from all properties classified as held for disposition and not sold prior to January 1, 2005, whereas income from discontinued operations for the three months ended March 31, 2006 includes only the net income from properties classified as held for disposition and not sold prior to January 1, 2006.
     During the three months ended March 31, 2006, we disposed of two non-core office properties that resulted in a net gain on disposition of discontinued real estate of approximately $31.6 million.
Liquidity and Capital Resources
     Our objective is to ensure, in advance, that there are ample resources to fund ongoing operating expenses, capital expenditures, debt service requirements and the distributions required to maintain our REIT status.
     We expect to meet our liquidity requirements over the next twelve months, and beyond, for normal recurring expenditures, non-recurring capital expenditures, potential future acquisitions and developments (including the acquisition of the Arden portfolio), major renovations, expansions, scheduled debt maturities, ground lease payments, operational tax obligations, settlement of pre-REIT tax issues and dividend distributions (including special dividend distributions on our special voting stock) through cash flows from operations, asset sales, entering into joint venture arrangements or partnerships with equity providers, current cash and credit availability, bridge and term loans or similar borrowings, refinancing of existing mortgage debt, incurrence of secured debt, proceeds from the possible sale of our capital stock or a combination of these sources. While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which could affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. In addition, Trizec Canada Inc. may engage in internal transactions or reorganizations, such as transferring some or all of our common stock and special voting stock that it owns to another affiliate, causing increases in the cross-border withholding tax rates applicable to dividends paid to Trizec Canada Inc. In such event, the withholding rate on dividends paid to Trizec Canada Inc. may increase. In either such case, the special dividend payments that we make to Trizec Canada Inc. would increase.
     Even if there are no material changes to our anticipated uses of cash, our sources of cash may be less than anticipated or needed. Our net cash flow from operations, the single largest source of cash for us, is dependent upon the occupancy levels of our properties; net effective rental rates on current and future leases; collectibility of rent from our tenants; the level of operating and other expenses; as well as other factors. Material changes in these factors may adversely affect our net cash flow from operations.
     We have a $750.0 million unsecured credit facility, which matures in October 2008. The amount available for us to borrow under the unsecured credit facility at any time is determined by certain properties that we, or our subsidiaries that may from time to time guarantee the unsecured credit facility, own that satisfy certain conditions of eligibility. These conditions are common for unsecured credit facilities of this nature. The amount available for us to borrow under the unsecured credit facility for the remainder of its term will likely fluctuate. The capacity under the unsecured credit facility may decrease if we sell or place permanent financing on assets currently supporting the unsecured credit facility. In addition, the capacity under the unsecured credit facility may decrease if assets no longer meet certain eligibility requirements. As of March 31, 2006, the amount available for us to borrow under the unsecured credit facility was approximately $750.0 million, of which $120.0 million was outstanding. During the remainder of the term of the unsecured credit facility, we expect the outstanding balance to fluctuate. The balance under the unsecured credit facility will likely increase from time to time as we use funds from the unsecured credit facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. Likewise, the balance under the unsecured credit facility will also likely be reduced from time to time as we pay it down with proceeds generated from asset sales, secured borrowings, operating cash flows and other sources of liquidity.
     Under our unsecured credit facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restrictions on encumbrances of properties we use in determining our borrowing capacity and certain customary investment restrictions. The financial covenants, as defined in the unsecured credit facility agreement, include the quarterly requirements for the total leverage ratio not to exceed 60.0%; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. These financial covenants also restrict dividends or distributions to no more than 90% of our funds from operations (as defined in the unsecured credit facility agreement). If we are in default in respect to our obligations under the unsecured credit facility agreement, dividends will be limited to the amount necessary to maintain our REIT status. At March 31, 2006, we were in compliance with these financial covenants.
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
     We also have entered into a commitment letter to obtain a term loan of up to $1.48 billion to finance the acquisition of the Arden portfolio. The term loan will be expected to have a twelve-month term, subject to two six-month extension options. We expect to finance the remainder of the purchase price by drawing on our existing unsecured credit facility and the issuance of up to approximately $75.0 million of common units in Trizec Holdings Operating LLC. We anticipate the outstanding balance on the term loan and unsecured credit facility will be gradually repaid with proceeds from future property dispositions and permanent mortgage financings.
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
Contractual Obligations
     In conjunction with the disposition of Williams Center, located in Tulsa, Oklahoma, and First Citizens Plaza, located in Charlotte, North Carolina, as well as the repayment and retirement of the mortgage loan collateralized by 1400 K Street, N.W., located in Washington, D.C., we are no longer liable for future mortgage obligations of approximately $20.8 million and purchase obligations of approximately $2.6 million, which were previously disclosed in the contractual obligations table in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, we refinanced the $228.4 million mortgage loan on One New York Plaza, located in New York, New York, with a $400.0 million mortgage loan during the three months ended March 31, 2006. No other material changes outside the ordinary course of business occurred affecting our contractual obligations during the three months ended March 31, 2006.
Cash Flow Activity
     At March 31, 2006, we had approximately $41.5 million in cash and cash equivalents as compared to approximately $36.5 million at December 31, 2005. The increase in cash for the three months ended March 31, 2006 and the decrease in cash for the three months ended March 31, 2005 are a result of the following cash flows:

	For the three months ended March 31,
	2006	2005
	(dollars in thousands)
Cash provided by operating activities	$31,656	$26,623
Cash provided by (used in) investing activities	68,746	(54,242)
Cash used in financing activities	(95,427)	(9,450)

	$4,975	$(37,069)

     Operating Activities
     Cash provided by operating activities for the three months ended March 31, 2006 was approximately $31.7 million compared to approximately $26.6 million for the three months ended March 31, 2005. Cash flows from operations depend primarily on cash generated from lease payments for leased spaces at our office properties, less expenses incurred to operate the office properties. The change in cash flows from operating activities is primarily attributable to the factors discussed in our analysis of results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as well as the timing of our receipt of revenues and payment of expenses.
     Investing Activities
     Net cash provided by and used in investing activities reflects the net impact of the acquisitions and dispositions of certain properties, investments in, and distributions from, our unconsolidated real estate joint ventures and the ongoing impact of expenditures on tenant installation costs and capital expenditures. During the three months ended March 31, 2006, approximately $68.7 million of cash was provided in our investing activities compared to approximately $54.2 million of cash used in our investing activities during the three months ended March 31, 2005, which are described below.
     Tenant Installation Costs
     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. As noted above, the competitive office rental market, combined with sublet space inventory in our major markets, has continued the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio we owned at March 31, 2006 and 2005, respectively, including our share of such costs incurred by unconsolidated real estate joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents our pro rata owned share of square feet leased.

	For the three months ended
	March 31,
	2006	2005
	(in thousands)
Square feet leased
- new leasing	698	475
- renewal leasing	1,335	1,050
Total square feet leased	2,033	1,525
Tenant installation costs	$38,872	$34,058
     Capital Expenditures
     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. Capital expenditures for our total office portfolio, including our share of such expenditures incurred by unconsolidated real estate joint ventures, was approximately $12.8 million and $3.5 million for the three months ended March 31, 2006 and March 31, 2005, respectively. Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as asbestos abatement or removal costs, major mechanical attribute or system replacement, and redevelopment or reconstruction costs directly attributable to extending or preserving the useful life of the base building. Furthermore, as part of our office property acquisitions, we have routinely acquired and repositioned properties in their respective markets, some of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration when negotiating our purchase price at the time of acquisition.
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

	For the three months ended
	March 31,
	2006	2005
	(dollars in thousands)
Tenant installation costs, including leasing costs for the owned office portfolio	$38,872	$34,058
Tenant installation costs, including leasing costs, for properties disposed of during the period	512	—
Capital expenditures	12,751	3,503
Pro rata joint venture activity	(1,396)	(1,668)
Timing differences	(10,858)	(7,490)

Total of tenant improvements, leasing costs and capital expenditures per consolidated statements of cash flows	$39,881	$28,403

     Dispositions
     During the three months ended March 31, 2006, we sold two office properties, generating net proceeds of approximately $112.0 million, of which, approximately $76.0 million was deposited with an intermediary for future disbursement as we buy properties that qualify as exchanges under Section 1031 of the Internal Revenue Code.

     Unconsolidated Real Estate Joint Ventures
     During the three months ended March 31, 2006, we made cash and non-cash contributions to and investments in our unconsolidated real estate joint ventures in the aggregate amount of approximately $0.9 million and capitalized interest on our investment in the Waterview development project in the amount of approximately $0.1 million. We received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $72.6 million. Included in distributions received from our unconsolidated real estate joint ventures is approximately $47.6 million and $20.0 million of distributions received from 750 Ninth Street, L.L.C. and Marina Airport Building Ltd., respectively, as a result of proceeds received from mortgage loan financings.
     During the three months ended March 31, 2005, we made cash contributions to our unconsolidated real estate joint ventures in the aggregate amount of approximately $1.6 million and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $7.3 million.
     We have received net distributions in excess of our investments in 1114 TrizecHahn-Swig, L.L.C., 1411 TrizecHahn-Swig, L.L.C. (the “Swig Joint Ventures”) and Marina Airport Building, Ltd. At March 31, 2006 and December 31, 2005, such excess net distributions totaled approximately $52.2 million and $44.2 million, respectively, and have been recorded in other accrued liabilities as we are committed to provide financial support to the Swig Joint Ventures and Marina Airport Building, Ltd. in the future.
Financing Activities
     During the three months ended March 31, 2006, we used approximately $95.4 million in our financing activities due primarily to approximately $253.8 million of principal repayments on mortgage debt, approximately $227.0 million of net repayments on our unsecured credit facility, approximately $32.3 million of dividend payments and approximately $5.8 million of financing expenditures. These uses were offset by approximately $400.0 million of property financing, approximately $10.4 million from the settlement of forward-starting swap contracts and approximately $13.1 million from the issuance of our common stock.
     During the three months ended March 31, 2005, we used approximately $9.5 million in our financing activities due primarily to approximately $34.1 million of principal repayments on mortgage debt and approximately $32.4 million in dividend payments to our stockholders. These uses were offset by approximately $28.7 million released from an escrow established for repayment of the mortgage loan of 250 W. Pratt, located in Baltimore, Maryland, and proceeds of approximately $28.3 million from the issuance of our common stock.
     Mortgage Debt, Other Loans and Unsecured Credit Facility
     At March 31, 2006, our consolidated debt was approximately $2.1 billion. The weighted average interest rate on our debt was approximately 5.99% and the weighted average maturity was approximately 5.6 years.

     The following table sets forth information concerning mortgage debt, other loans and unsecured credit facility as of March 31, 2006.

				Maturity	Current	Principal	Term to
Property/(Ownership)(1)		F/V(2)		Date	Rate	Balance	Maturity
(At March 31, 2006)						($000's)	(Years)
CMBS Transaction
Class A-2		F		May-11	6.09%	$45,393	5.1
Class A-3 FL		V		Mar-08	5.13%	75,821	2.0
Class A-3		F		Mar-08	6.21%	78,900	2.0
Class A-4		F		May-11	6.53%	240,600	5.1
Class B-3 FL		V		Mar-08	5.28%	13,934	2.0
Class B-3		F		Mar-08	6.36%	14,500	2.0
Class B-4		F		May-11	6.72%	47,000	5.1
Class C-3		F		Mar-08	6.52%	101,400	2.0
Class C-4		F		May-11	6.89%	45,600	5.1
Class D-3		F		Mar-08	6.94%	106,100	2.0
Class D-4		F		May-11	7.28%	40,700	5.1
Class E-3		F		Mar-08	7.25%	73,300	2.0
Class E-4		F		May-11	7.60%	32,300	5.1

	Pre-swap:				6.55%	$915,548	3.5
	Post-swap:(3)				6.63%	$915,548	3.5

Renaissance Tower		F		Jan-10	4.98%	$91,666	3.8
Ernst & Young Plaza		F		Feb-14	5.07%	116,271	7.8
One New York Plaza		F		Mar-16	5.50%	400,000	9.9
2000 L Street, N.W.		F		Aug-07	6.26%	56,100	1.3
2001 M Street (98%)(4)		F		Dec-14	5.25%	44,500	8.7
Bethesda Crescent		F		Jan-08	7.10%	31,675	1.8
Bethesda Crescent		F		Jan-08	6.70%	2,625	1.8
Two Ballston Plaza		F		Jun-08	6.91%	25,925	2.2
Bank of America Plaza (Los Angeles)		F		Sep-14	5.31%	242,000	8.4
One Alliance Center		F		Jul-13	4.78%	67,062	7.3
Unsecured Credit Facility		V	(5)	Oct-08	6.09%	120,000	2.6
Other — Fixed		F		May-11	6.57%	16,118	5.1

Total Consolidated Debt					5.99%	$2,129,490	5.6

Bank One Center (50%)(6)		V		Dec-06	4.52%	$53,153	0.7
Marina Towers (50%)		F		Apr-16	5.84%	20,000	10.0
The Grace Building (50%)		F		Jul-14	5.54%	190,119	8.3
1411 Broadway (50%)		F		Jul-14	5.50%	109,281	8.3
1460 Broadway (50%)		F		Nov-12	5.11%	12,401	6.6
Waterview (25%)		V		Aug-09	5.93%	16,608	3.4
Plaza of the Americas (50%)		F		Jul-11	5.12%	34,000	5.3
Victor Building (50%)		F		Feb-16	5.39%	47,499	9.9

Unconsolidated Real Estate Joint Venture Mortgage Debt					5.39%	$483,061	7.3

(1)	The economic interest of our owning entity in the associated asset is 100% unless otherwise noted.

(2)	“F” refers to fixed rate debt, “V” refers to variable rate debt. References to “V” represent the underlying loan, some of which have been fixed through hedging instruments.

(3)	Approximately $89.8 million of the seven-year floating rate tranche of the CMBS loan has been swapped from one-month LIBOR plus various spreads to a 5.98% fixed rate.

(4)	Consolidated entity.

(5)	Reflects notional allocation of approximately $60.2 million of the floating rate unsecured credit facility debt that has been swapped from one-month LIBOR plus spread to a 6.57% fixed rate.

(6)	Approximately $53.2 million of the floating rate debt has been capped at a 4.52% fixed rate.

     The following table summarizes the mortgage debt, other loans and unsecured credit facility at March 31, 2006 and December 31, 2005:
Debt Summary

	March 31,	December 31,
	2006	2005
	(dollars in thousands)
Balance:
Fixed rate	$2,069,735	$1,923,518
Variable rate	59,755	286,755

Total	$2,129,490	$2,210,273

Collateralized property	$1,993,372	$1,847,095
Unsecured credit facility	120,000	347,000
Other loans	16,118	16,178

Total	$2,129,490	$2,210,273

Percent of total debt:
Fixed rate	97%	87.0%
Variable rate	3%	13.0%

Total	100%	100.0%

Weighted average interest rate at period end:
Fixed rate	6.00%	6.27%
Variable rate	5.60%	5.38%

Total	5.99%	6.16%

Leverage ratio:
Net debt to net debt plus book equity	49.8%	51.1%

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of stockholders’ equity.
     Unsecured Credit Facility
     Our unsecured credit facility (the “2005 Unsecured Credit Facility”) consists of a $750.0 million revolver, bears interest at LIBOR plus a spread of 0.95% to 1.65% based on our total leverage, and matures in October 2008. The financial covenants, as defined in the 2005 Unsecured Credit Facility, include the quarterly requirements for the total leverage ratio not to exceed 60.0%; the requirement for the interest coverage ratio to be greater than 2.0 times; the requirement for the fixed charge coverage ratio to be greater than 1.5 times; and the requirement for the net worth to be in excess of $1.5 billion. These financial covenants also restrict dividends or distributions to no more than 90% of our funds from operations (as defined in the 2005 Unsecured Credit Facility agreement). If we are in default in respect of our obligations under the 2005 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain our REIT status. At March 31, 2006, we were in compliance with these financial covenants.
     At March 31, 2006, the amount eligible to be borrowed under our 2005 Unsecured Credit Facility was approximately $750.0 million, of which $120.0 million was drawn and outstanding. At December 31, 2005, the amount eligible to be borrowed under our 2005 Unsecured Credit Facility was approximately $750.0 million, of which approximately $347.0 million was drawn and outstanding. Certain conditions of the 2005 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time.
     Refinancing and Early Debt Retirement
     In February 2006, we repaid and retired the mortgage loan collateralized by 1400 K Street, N.W., located in Washington, D.C. The mortgage loan had a principal balance of approximately $20.8 million, bore interest at a fixed rate of 7.20% and was scheduled to mature in May 2006. In conjunction with the repayment and retirement of the mortgage loan, we recorded a minimal loss on early debt retirement, comprised of the write-off of unamortized deferred financing costs.

     In March 2006, we refinanced the $228.4 million mortgage loan on One New York Plaza, located in New York, New York, which bore interest at a fixed rate of 7.27%, with a $400.0 million mortgage loan bearing interest at a fixed rate of 5.50% (or 5.14% after settlement of forward-starting swap contracts as discussed below) and scheduled to mature in March 2016. In September 2005, we entered into a forward-starting swap contract, in the notional amount of $250.0 million, at a swap rate of 4.53%, to lock in a maximum interest rate on the anticipated refinancing of the mortgage loan on One New York Plaza. In February 2006, we entered into an additional forward-starting swap contract, in the notional amount of $145.7 million, at a swap rate of 5.11%, to lock in the maximum fixed interest rate on the anticipated refinancing. Upon closing of the refinanced mortgage loan, we received approximately $10.4 million in settlement of the two forward-starting swap contracts, which has been recorded in other comprehensive income. The approximately $10.4 million received in settlement of the forward-starting swap contracts will be amortized into interest expense over the life of the mortgage loan. In addition, we recorded a loss on early debt retirement of approximately $0.3 million, comprised primarily of the write-off of unamortized deferred financing costs related to the refinancing.
     Hedging Activities
     At March 31, 2006 and December 31, 2005, we had outstanding interest rate swap contracts in the notional amount of $150.0 million, bearing a weighted average interest rate of 5.60% and maturing March 15, 2008. At March 31, 2006 and December 31, 2005, the debt hedged by the interest rate swap contracts was classified as fixed in the above table. The aggregate cost to unwind these interest rate swap contracts was approximately $1.4 million and $2.8 million at March 31, 2006 and December 31, 2005, respectively. For the three months ended March 31, 2006 and 2005, we recorded, through other comprehensive income, unrealized derivative gains of approximately $1.4 million and $3.5 million, respectively, related to interest rate swap contracts.
     Unconsolidated Real Estate Joint Venture Mortgage Debt
     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method of accounting. At March 31, 2006 and December 31, 2005, our pro rata share of this debt amounted to approximately $483.1 million and approximately $413.7 million in the aggregate, respectively.
     Principal Repayments
     The table below presents the schedule of maturities of the collateralized property loans and other loans:

	Total Debt (1)
	Office	Other	Total
	(dollars in thousands)
Balance of 2006	$148,729	$164	$148,893
2007	77,574	259	77,833
2008	402,716	276	402,992
2009	20,277	295	20,572
2010	111,875	314	112,189
Subsequent to 2010	1,232,201	14,810	1,247,011

Total	$1,993,372	$16,118	$2,009,490

Weighted average interest rate at March 31, 2006	5.98%	6.57%	5.99%

Weighted average term to maturity, in years	5.8	5.1	5.8

Percentage of fixed rate debt including variable rate debt subject to interest rate caps and interest rate swap agreements	100%	100%	100%

(1) Excludes unsecured credit facility.
     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.

Dividends
     Common Dividends

					Total
				Dividend	Dividend
2006	Declaration Date	Record Date	Payable Date	Per Share	(In Millions)

First Quarter	03/09/2006	03/31/2006	04/17/2006	$0.20	$31.8
Special Voting Stock Dividends
				Total
				Dividend
2006	Declaration Date	Record Date	Payable Date	(In Millions)

First Quarter	03/09/2006	03/31/2006	04/17/2006	$0.4
     Class F Convertible Stock Dividends
     On March 9, 2006, we declared an aggregate annual dividend of approximately $0.005 million for our Class F convertible stock, payable on April 17, 2006, to the holders of record at the close of business on March 31, 2006.
Market Risk — Quantitative and Qualitative Information
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is our long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At March 31, 2006, approximately 97%, or approximately $2.1 billion, of our outstanding debt had fixed interest rates (including variable rate debt subject to interest rate caps and interest rate swap contracts), which minimizes the interest rate risk on such outstanding debt.
     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not utilize financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions that we believe are creditworthy counterparties. When undertaking hedging transactions and derivative positions, our primary objectives are to reduce our floating rate exposure, thereby reducing the risks that variable rate debt imposes on our cash flows and to lock in maximum interest rates on forecasted debt transactions, thus reducing the risks of increasing interest rates on our cash flows. Our strategy partially protects us against future increases in interest rates. At March 31, 2006, we had hedge contracts totaling $150.0 million which convert variable rate debt at LIBOR plus various spreads to a fixed rate of 6.22% and mature on March 15, 2008. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. As a result of our hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.
     At March 31, 2006, our total outstanding debt was approximately $2.1 billion, of which approximately $59.8 million was variable rate debt after the impact of the hedge agreement. At March 31, 2006, the average interest rate on variable rate debt was approximately 5.60%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 56 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.3 million annually. If market rates of interest increase by 10%, the fair value of the total debt outstanding would decrease by approximately $51.9 million.
     Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10% (or approximately 56 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $0.3 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $54.1 million.
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
Gain Contingencies
     Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza, located in New York, New York, that was damaged in 2001. Total remediation and improvement costs were approximately $19.1 million. Through March 31, 2006, we have received approximately $12.1 million in insurance proceeds related to this incident. We have filed a claim for additional proceeds of approximately $7.0 million; however, we cannot provide assurance that we will be successful in collecting the additional proceeds. We will recognize the additional proceeds, if any, during the period in which we receive the insurance proceeds.
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
Environmental Matters
     We believe, based on our internal reviews and other factors, the future costs relating to environmental remediation and compliance will not have a material adverse effect on our financial position, results of operations or liquidity. For a discussion of environmental matters, see “Item 1. Business — Environmental Matters” and “Item 1. Business — Risk Factors — Environmental problems at our properties are possible and may be costly” in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     We believe that funds from operations is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effects of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, funds from operations can facilitate comparisons of operating performance between periods and between other equity REITs. Investors should review funds from operations, along with GAAP net income and cash flows from operating activities, investing activities and financing activities, when trying to understand an equity REIT’s operating performance. As discussed above, we compute funds from operations in accordance with current standards established by NAREIT, which may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. While funds from operations is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flows from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.
     The following table sets forth the reconciliation of funds from operations to net income available to common stockholders for the three months ended March 31, 2006 and 2005:

	For the three months ended
	March 31,
	(dollars in thousands)
	2006	2005
Net income available to common stockholders	$44,933	$25,287

Add/(deduct):
Gain on disposition of discontinued real estate, net	(31,557)	(207)
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	52,507	44,733

Funds from operations available to common stockholders	$65,883	$69,813

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Information about quantitative and qualitative disclosure about market risk is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk — Quantitative and Qualitative Information.”
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
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

Changes in Internal Control Over Financial Reporting.
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     In addition to those risks and uncertainties that are described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and filed with the SEC on March 14, 2006, you should carefully consider the additional risk described below and any additional risks that may be identified in our future filings with the SEC. This risk is not the only one that we may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our results of operations, financial condition and business operations generally, and hinder our ability to make distributions to our stockholders.
If we are unable to obtain permanent or other financings to replace, or are unable otherwise to pay down, the amounts outstanding under our new $1.3 billion term loan, our financial condition and results of operations may be materially adversely impacted and our ability to incur additional debt on existing properties, refinance outstanding debt or use debt as a financing source for future acquisitions, development activities and general corporate purposes may be impaired.
     In connection with the acquisition of the Arden portfolio, we and certain of our subsidiaries obtained a $1.3 billion term loan. The term loan has a one-year term and has two 6-month extension options, and currently carries interest equal to LIBOR plus a spread of 1.40%. Under the terms of the term loan, the spread will increase to 2.00% during the initial extension period and to 2.50% during the second extension period. We financed substantially all of the acquisition price for the Arden portfolio using this term loan and additional borrowings under the 2005 Unsecured Credit Facility, and as a result, our leverage has increased significantly. If we are unable to obtain permanent or temporary replacement financings for the term loan as it expires, or are otherwise unable to pay down the term loan, our financial condition may be adversely affected. Further, in such instance, our ability to obtain new or replacement financings for our properties or use debt to acquire additional properties may be limited, impairing our acquisition, development, capital and financing strategy and our ability to meet general corporate liquidity needs may be impaired. Under the term loan, we are required to use proceeds from sales of properties, investment proceeds from joint ventures, and debt and equity issuances by us and our subsidiaries to pay down the term loan, but are not permitted to borrow under the term loan in the future, which may further restrict our ability to fund future acquisitions and capital transactions. In addition, if the interest rates continue to rise as we replace the term loan with variable and fixed rate financings, our interest costs could rise significantly, which would negatively impact our operating results and cash flow, and our ability to comply with interest coverage and other financial covenants under the term loan and the 2005 Unsecured Credit Facility may be impaired.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
     We did not sell any securities in the three months ended March 31, 2006 that were not registered under the Securities Act of 1933, as amended.
Use of Proceeds
     On May 8, 2002, we commenced an offering of up to 8,700,000 shares of our common stock that holders of our warrants may acquire upon exercise thereof. The warrants were issued in connection with the corporate reorganization of TrizecHahn Corporation to (1) certain holders of then outstanding TrizecHahn Corporation stock options in replacement of such options and (2) TrizecHahn Office Properties Ltd., an indirect, wholly-owned subsidiary of Trizec Canada Inc., in an amount sufficient to allow TrizecHahn Office Properties Ltd. to purchase one share of our common stock for each Trizec Canada Inc. stock option granted in the corporate reorganization. As a result of certain amalgamations, Trizec Canada Inc. currently owns all of the warrants previously held by TrizecHahn Office Properties, Ltd.
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
     During the period from May 8, 2002 to March 31, 2006, 2,273,987 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.
     During the period from May 8, 2002 to March 31, 2006, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were approximately $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.
     None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.
Item 5. Other Information.
     (a) On May 4, 2006, we filed a Current Report on Form 8-K to report the acquisition of the Arden portfolio and related transactions. Among other events, we reported under Item 1.01 of that Current Report on Form 8-K that we had entered into an amendment to the 2005 Unsecured Credit Facility on March 31, 2006 with Deutsche Bank Trust Company Americas, as administrative agent, and various other lenders under the 2005 Unsecured Credit Facility. The amendment became effective May 2, 2006 upon, and only upon, the execution of the credit agreement for the $1.3 billion term loan that we and certain of our subsidiaries entered into on May 2, 2006 to finance a significant portion of the purchase price for the acquisition of the Arden portfolio, as well as the satisfaction of certain other conditions. The amendment also contained a provision whereby the amendment would have been void and would not have had any effect if the credit agreement for the term loan had not been executed, and certain other conditions had not been satisfied, by July 31, 2006. The amendment amended certain financial covenants under the 2005 Unsecured Credit Facility by: (a) reducing the minimum interest coverage ratio from 2.0x to 1.75x during the initial term of the 2005 Unsecured Credit Facility, but which ratio would revert back to 2.0x during the extension period; (b) reducing the minimum fixed charge coverage ratio from 1.5x to 1.4x, but reverting back to 1.5x during the extension period; and (c) permanently increasing the maximum permitted leverage ratio from to 60% to 65%. To the extent that the trigger date for filing a Current Report on Form 8-K to report the entry into such amendment could be deemed to have been March 31, 2006, requiring a filing of such Current Report on Form 8-K by April 6, 2006, we hereby report the entry into such amendment to the 2005 Unsecured Credit Facility under this Item 5 of this Form 10-Q.
Item 6. Exhibits.
     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIZEC PROPERTIES, INC.
Date: May 5, 2006	By:	/s/ Jerry Kyriazis
Jerry Kyriazis
Vice President and Chief Accounting Officer (On behalf of the Registrant and as the Registrant's principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1†	First Amendment to the Agreement and Plan of Merger, dated as of April 25, 2006, by and between General Electric Capital Corporation and Arden Realty, Inc.
10.1	Loan Agreement, dated as of March 1, 2006, by and among TrizecHahn One NY Plaza LLC, Goldman Sachs Commercial Mortgage Capital and Lehman Brothers Bank FSB (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated March 7, 2006).
10.2*	Named Executive Officer Compensation Schedule (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated February 10, 2006).
31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certification of the Chief Executive Officer.
32.2†	Section 1350 Certification of the Chief Financial Officer.

†	Filed herewith.

*	Denotes a management contract or compensatory plan, contract or arrangement.