Form 10-Q
period 2006-06-30
TRIZEC PROPERTIES INC
filed 2006-08-03
CIK 1161935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 28, 2006, 157,387,362 shares of common stock, par value $0.01 per share, were issued and outstanding.

Forward-Looking Statements
This Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), relating to our business and financial outlook which are based on our current expectations, beliefs, projections, forecasts, future plans and strategies, and anticipated events or trends. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology. We intend these forward-looking statements, which are not guarantees of future performance and financial condition, to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements are not historical facts. Instead, such statements reflect estimates and assumptions and are subject to certain risks and uncertainties that are difficult to predict or anticipate. Therefore, actual outcomes and results may differ materially from those projected or anticipated in these forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”). A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, without limitation, the risks described in our annual report on Form 10-K filed with the SEC on March 14, 2006, as the same may be supplemented from time to time. These factors include, without limitation, the following:
•	the satisfaction of the conditions to consummate the proposed mergers with Brookfield Properties Corporation, including our stockholders’ adoption of the merger agreement and Trizec Canada’s shareholders’ approval of the arrangement;

•	the actual terms of certain financings that will be obtained for the mergers and the arrangement;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

•	the outcome of the legal proceedings that have been or may be instituted against us or Trizec Canada following announcement of the mergers and the arrangement;

•	the failure of the mergers or the arrangement to close for any other reason;

•	the amount of the costs, fees, expenses and charges related to the mergers and the arrangement;

•	changes in national and local economic conditions, including those economic conditions in our seven core markets;

•	the extent, duration and strength of any economic recovery;

•	our ability to maintain occupancy and to timely lease or re-lease office space;

•	the extent of any tenant bankruptcies and insolvencies;

•	our ability to sell our non-core office properties in a timely manner;

•	our ability to acquire office properties selectively in our core markets;

•	our ability to integrate and realize the full benefits from our acquisitions, including our acquisition of certain office properties and undeveloped land parcels that were formerly owned by Arden Realty, Inc.;

•	our ability to maintain real estate investment trust (“REIT”) qualification and changes to U.S. tax laws that affect REITs;

•	material increases in the amount of special dividends payable to affiliates of Trizec Canada Inc. on shares of our special voting stock as a result of increases in the applicable cross-border withholding tax rates;

•	Canadian tax laws that affect treatment of investment in U.S. real estate companies;

•	the competitive environment in which we operate;

•	the cost and availability of debt and equity financing;

•	the effect of any impairment charges associated with changes in market conditions;

•	the sale or other disposition of shares of our common stock owned by Trizec Canada Inc.;

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Trizec Properties, Inc.	Consolidated Balance Sheets (unaudited)
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

	June 30,	December 31,
$ in thousands, except share and per share amounts	2006	2005
Assets
Real estate	$6,038,888	$4,570,824
Less: accumulated depreciation	(713,014)	(673,443)

Real estate, net	5,325,874	3,897,381
Cash and cash equivalents	21,937	36,498
Escrows and restricted cash	69,081	70,004
Investment in unconsolidated real estate joint ventures	147,117	206,602
Office tenant receivables (net of allowance for doubtful accounts of $3,412 and $3,718 at June 30, 2006 and December 31, 2005, respectively)	11,275	13,087
Deferred rent receivables (net of allowance for doubtful accounts of $804 and $1,438 at June 30, 2006 and December 31, 2005, respectively)	150,213	139,135
Other receivables (net of allowance for doubtful accounts of $1,785 and $3,080 at June 30, 2006 and December 31, 2005, respectively)	7,591	7,384
Deferred charges (net of accumulated amortization of $79,075 and $82,365 at June 30, 2006 and December 31, 2005, respectively)	164,416	124,061
Prepaid expenses and other assets, net	340,422	216,098

Total Assets	$6,237,926	$4,710,250

Liabilities and Stockholders’ Equity

Liabilities
Mortgage debt and other loans	$3,228,166	$1,863,273
Unsecured credit facility	382,500	347,000
Trade, construction and tenant improvements payables	22,776	19,127
Accrued interest expense	10,228	5,697
Accrued operating expenses and property taxes	76,832	108,099
Other accrued liabilities	266,258	181,798
Dividends/distributions payable	32,531	32,329
Taxes payable	24,787	27,508

Total Liabilities	4,044,078	2,584,831

Commitments and Contingencies	—	—

Minority Interest – Operating Company	60,951	—

Minority Interest – Real Estate Joint Ventures	9,001	8,134

Special Voting and Class F Convertible Stock	200	200

Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, none issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, 500,000,000 shares authorized, $0.01 par value, 157,453,690 and 156,478,409 issued at June 30, 2006 and December 31, 2005, respectively, and 157,388,162 and 156,419,864 outstanding at June 30, 2006 and December 31, 2005, respectively	1,575	1,565
Additional paid in capital	2,305,572	2,283,591
Accumulated deficit	(185,126)	(163,049)
Treasury stock, at cost, 65,528 and 58,545 shares at June 30, 2006 and December 31, 2005, respectively	(897)	(750)
Unearned compensation	—	(446)
Accumulated other comprehensive income (loss)	2,572	(3,826)

Total Stockholders’ Equity	2,123,696	2,117,085

Total Liabilities and Stockholders’ Equity	$6,237,926	$4,710,250

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited)

	For the three months ended		For the six months ended
$ in thousands, except share and per share	June 30,		June 30,
amounts	2006	2005	2006	2005

Revenues
Rentals	$150,512	$122,323	$280,056	$243,639
Recoveries from tenants	29,397	26,474	59,365	52,662
Parking and other	32,400	27,873	59,736	53,622
Fee income	1,799	1,983	3,394	3,593

Total Revenues	214,108	178,653	402,551	353,516

Expenses
Operating	72,477	59,057	138,395	118,290
Property taxes	24,489	22,258	47,850	44,534
General and administrative	12,012	10,007	21,286	19,015
Depreciation and amortization	60,752	40,820	107,889	79,429

Total Expenses	169,730	132,142	315,420	261,268

Operating Income	44,378	46,511	87,131	92,248

Other Income (Expense)
Interest and other income	2,158	2,050	3,235	3,247
Loss on early debt retirement	—	—	(312)	(14)
Recovery on insurance claims	—	—	113	—
Interest expense	(50,650)	(33,391)	(84,889)	(66,804)
Lawsuit settlement	417	—	417	760

Total Other Expense	(48,075)	(31,341)	(81,436)	(62,811)

(Loss) Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate, Net	(3,697)	15,170	5,695	29,437
(Provision) Benefit for income and other corporate taxes, net	(1,406)	2,737	(1,318)	2,316
Minority interest	(519)	(400)	(1,196)	(435)
Income from unconsolidated real estate joint ventures	2,595	4,504	5,529	8,577

(Loss) Income from Continuing Operations	(3,027)	22,011	8,710	39,895

Discontinued Operations
Income from discontinued operations	25	3,227	2,036	11,632
Gain on disposition of discontinued real estate, net	—	20,872	31,557	21,079

(Loss) Income Before Gain on Disposition of Real Estate, Net	(3,002)	46,110	42,303	72,606
Gain on disposition of real estate, net	—	256	—	256

Net (Loss) Income	(3,002)	46,366	42,303	72,862

Special voting and Class F convertible stockholders’ dividends	(359)	(1,175)	(731)	(2,384)

Net (Loss) Income Available to Common Stockholders	$(3,361)	$45,191	$41,572	$70,478

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Operations (unaudited) (Continued)

	For the three months ended		For the six months ended
$ in thousands, except share and	June 30,		June 30,
per share amounts	2006	2005	2006	2005

Earnings per common share
(Loss) Income from Continuing Operations Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$(0.02)	$0.14	$0.05	$0.25
Diluted	$(0.02)	$0.13	$0.05	$0.24

Net (Loss) Income Available to Common Stockholders per Weighted Average Common Share Outstanding:
Basic	$(0.02)	$0.29	$0.26	$0.46
Diluted	$(0.02)	$0.29	$0.26	$0.45

Weighted average shares outstanding
Basic	157,195,035	154,536,290	156,944,685	153,817,403
Diluted	157,195,035	156,745,758	161,436,298	155,961,321
See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Comprehensive Income (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
$ in thousands	2006	2005	2006	2005

Net (loss) income	$(3,002)	$46,366	$42,303	$72,862

Other comprehensive income (loss):
Unrealized gains (losses) on investments in securities:
Unrealized foreign currency exchange gains (losses) arising during the period	201	(47)	169	(71)
Unrealized foreign currency exchange gains (losses) on foreign operations	29	(60)	20	28
Unrealized derivative gains (losses):
Effective portion of interest rate contracts	1,707	(930)	5,964	2,571
Amortization of forward rate contracts	50	267	245	534
Reversal of unrealized derivative gain upon settlement of forward-starting swap contracts	—	—	(10,410)	—
Settlement of forward-starting swap contracts	—	—	10,410	—

Total other comprehensive income (loss)	1,987	(770)	6,398	3,062

Net comprehensive (loss) income	$(1,015)	$45,596	$48,701	$75,924

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited)

	For the six months ended
	June 30,
$ in thousands	2006	2005

Cash Flows from Operating Activities
Net Income	$42,303	$72,862
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated real estate joint ventures	(5,529)	(8,577)
Distributions from unconsolidated real estate joint ventures	167	8,577
Depreciation and amortization expense (including discontinued operations)	107,889	84,869
Amortization of financing costs	2,963	2,795
Amortization of value of acquired operating leases to rental revenue, net	(4,461)	(1,432)
Provision for bad debt	314	915
Gain on disposition of real estate (including discontinued operations)	(31,557)	(21,335)
Loss on early debt retirement	307	9
Minority interest	1,196	435
Amortization of equity compensation	5,305	2,429
Stock option grant expense	17	47
Changes in assets and liabilities:
Escrows and restricted cash	(1,902)	(10,375)
Office tenant receivables	1,183	(3,001)
Other receivables	(447)	(588)
Deferred rent receivables	(15,427)	(6,176)
Prepaid expenses and other assets	(195)	(7,168)
Accounts payable, accrued liabilities and other liabilities	(4,402)	(25,846)

Net cash provided by operating activities	97,724	88,440

Cash Flows from Investing Activities
Real estate:
Acquisitions	(1,519,350)	(194,148)
Tenant improvements and capital expenditures	(44,884)	(35,530)
Tenant leasing costs	(30,855)	(16,775)
Dispositions	111,965	86,703
Payment of minority interest	(472)	(200)
Escrows and restricted cash	2,975	(21,457)
Unconsolidated real estate joint ventures:
Investments	(3,109)	(3,182)
Distributions	76,872	3,035

Net cash used in investing activities	(1,406,858)	(181,554)

Cash Flows from Financing Activities
Mortgage debt and other loans:
Property financing	1,700,000	—
Principal repayments	(393,587)	(39,657)
Draws on credit line	433,500	—
Paydowns on credit line	(398,000)	—
Financing expenditures	(10,732)	—
Escrows and restricted cash	—	28,704
Settlement of forward-starting swap contracts	10,410	—
Issuance of common stock	17,481	44,734
Dividends	(64,499)	(64,649)

Net cash provided by (used in) financing activities	1,294,573	(30,868)

Net Decrease in Cash and Cash Equivalents	(14,561)	(123,982)
Cash and Cash Equivalents, beginning of period	36,498	194,265

Cash and Cash Equivalents, end of period	$21,937	$70,283

See accompanying notes to the financial statements.

Trizec Properties, Inc.	Consolidated Statements of Cash Flows (unaudited) (Continued)

	For the six months ended
	June 30,
$ in thousands	2006	2005

Supplemental Cash Flow Disclosures:

Cash paid during the period for:

Interest, inclusive of interest capitalized	$77,616	$67,203

Interest capitalized to investment in unconsolidated real estate joint ventures	$221	$417

Taxes	$1,365	$15,345

Write-off of accounts receivable	$2,749	$3,284

Write-off of fully depreciated assets	$34,087	$19,766

Non-cash investing and financing activities:

Dividends/distributions payable on common stock, Operating Company units, special voting stock and Class F convertible stock	$32,531	$32,401

In conjunction with property acquisitions, the following assets were acquired, liabilities were assumed and Operating Company units were issued:
Purchase of real estate	$1,643,582	$194,277
Escrow cash	150	—
Prepaid expenses and other assets, net	1,551	22
Mortgage debt assumed	(58,480)	—
Operating Company units	(61,428)	—
Accrued operating expenses and property taxes	(665)	(142)
Other accrued liabilities	(5,360)	(9)

	$1,519,350	$194,148

See accompanying notes to the financial statements.

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Organization

Trizec Properties, Inc. (“Trizec Properties” or the “Corporation”) is a corporation organized under the laws of the State of Delaware and is approximately 38.1% indirectly owned by Trizec Canada Inc. Effective January 1, 2001, Trizec Properties elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Prior to May 8, 2002, Trizec Properties was a substantially owned subsidiary of TrizecHahn Corporation (“TrizecHahn”), an indirect wholly–owned subsidiary of Trizec Canada Inc. A plan of arrangement (the “Reorganization”) was approved by the TrizecHahn shareholders on April 23, 2002. On May 8, 2002, the effective date of the Reorganization, the common stock of Trizec Properties commenced trading on the New York Stock Exchange. In December 2004, the Corporation formed Trizec Holdings Operating LLC (the “Operating Company”), a Delaware limited liability company in which the Corporation became the sole managing member, as part of the reorganization of its operating structure into an umbrella partnership real estate investment trust. The Corporation conducts substantially all of its business, and owns substantially all of its assets, through the Operating Company.

Trizec Properties is a self-managed, publicly traded REIT, headquartered in Chicago, Illinois. At June 30, 2006, the Corporation had ownership interests in a portfolio of 53 consolidated office properties concentrated in the metropolitan areas of seven major U.S. cities, comprising approximately 32.2 million square feet of total area. At June 30, 2006, the Corporation’s 53 consolidated office properties were approximately 88.3% occupied.

At June 30, 2006, the Corporation also had ownership interests in eight unconsolidated real estate joint venture properties comprising approximately 7.4 million square feet of total area and one unconsolidated real estate development joint venture. At June 30, 2006, the eight unconsolidated real estate joint venture properties were approximately 87.1% occupied.

Acquisition of the Arden Portfolio

On May 2, 2006, the Corporation completed its acquisition of an office portfolio comprised of 13 properties, totaling approximately 4.0 million square feet, and several undeveloped land parcels located in Southern California (the “Arden Portfolio”), from Arden Realty, Inc. (“Arden”) and certain of its subsidiaries (the “Acquisition”) for an aggregate consideration of approximately $1,637,314. The Arden Portfolio is comprised of the following properties, all of which are primarily concentrated in West Los Angeles and San Diego:
•	257,000 square foot office building located in the complex known as the Howard Hughes Center at 6060 Center Drive in Los Angeles;

•	288,000 square foot office building located in the Howard Hughes Center at 6080 Center Drive in Los Angeles;

•	286,000 square foot office building located in the Howard Hughes Center at 6100 Center Drive in Los Angeles;

•	103,000 square foot office building located in the Howard Hughes Center at 6601 Center Drive in Los Angeles;

•	318,000 square foot office building known as the Howard Hughes Tower located in the Howard Hughes Center at 6701 Center Drive in Los Angeles;

•	37,000 square foot building known as the Howard Hughes Spectrum Club located in the Howard Hughes Center at 6701 Park Terrace in Los Angeles;

•	313,000 square foot office building known as the Westwood Center, located at 1100 Glendon Avenue in Los Angeles;

•	161,000 square foot office building, located at 9665 Wilshire Boulevard in Beverly Hills;

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
•	409,000 square foot office building, located at 5670 Wilshire Boulevard in Los Angeles;

•	471,000 square foot office building known as the World Savings Center, located at 11603 Wilshire Boulevard in Los Angeles;

•	599,000 square foot, four-building office complex known as the Sorrento Towers, located at 5355 and 5375 Mira Sorrento Place in San Diego;

•	566,000 square foot office building located at 701 B Street in San Diego;

•	170,000 square foot office building, located at 707 Broadway in San Diego; and

•	certain undeveloped parcels of land located in Los Angeles, which can accommodate the development of up to 490,000 square feet of office space and 600 residential units.
The Corporation acquired the Arden Portfolio in a simultaneous two-step transaction by first acquiring all of the equity interests in a limited liability company that owns the office building located at 5670 Wilshire Boulevard and substantially all of the equity interests in a second limited liability company that owns the Howard Hughes Spectrum Club, followed by the acquisition of fee or ground lease interests in the 11 remaining properties, certain undeveloped parcels of land and the remaining equity interests in the second limited liability company. The Acquisition occurred (a) pursuant to the previously disclosed Purchase and Sale Agreement, dated December 19, 2005, as amended by that First Amendment dated December 21, 2005, by and between the Operating Company, and General Electric Capital Corporation (“GECC”), and (b) in conjunction with the completion of the merger of Arden and its operating partnership, Arden Realty Limited Partnership (“Arden OP”), with various subsidiaries of GECC on May 2, 2006 pursuant to the previously disclosed Agreement and Plan of Merger, dated as of December 21, 2005, as amended, by and among the Corporation, the Operating Company, Arden, Arden OP, GECC and certain of GECC’s subsidiaries.

The Corporation financed the Acquisition through a combination of a draw of the entire $1,300,000 available for borrowing under a term loan, a draw of approximately $140,000 under its existing unsecured credit facility, available cash, the assumption of an approximately $58,480 outstanding mortgage loan encumbering one of the properties, and the issuance by the Operating Company of 2,498,671 common units of its limited liability company membership interests, valued at approximately $61,428, to certain eligible limited partners of Arden OP. These common units become redeemable for cash or, at the Corporation’s election, shares of the Corporation’s common stock beginning one year from their issuance under the terms of the Operating Company’s limited liability company operating agreement. In addition, holders of these common units are entitled to certain registration rights pursuant to an agreement the Corporation entered into with such holders.

Proposed Merger

On June 5, 2006, the Corporation, the Operating Company and Trizec Canada Inc., a Canadian corporation and an indirect holder of approximately 38.1% of the Corporation’s outstanding common stock and all of the Corporation’s outstanding special voting stock and Class F convertible stock (“TZ Canada”), entered into an Agreement and Plan of Merger and Arrangement Agreement (the “Merger Agreement”) with Grace Holdings LLC, a newly-formed Delaware limited liability company (“Parent”), Grace Acquisition Corporation, a newly-formed Delaware corporation and a wholly-owned subsidiary of Parent (“MergerCo”), 4162862 Canada Limited, a newly-formed Canadian corporation and an affiliate of Parent (“AcquisitionCo”), and Grace OP LLC, a newly-formed Delaware limited liability company (“Merger Operating Company” and together with Parent, MergerCo, and AcquisitionCo, the “Buyer Parties”). The Buyer Parties are affiliates of Brookfield Properties Corporation, a publicly traded real estate company (“Brookfield Properties”).

Pursuant to the Merger Agreement, at closing (a) MergerCo will merge with and into the Corporation with the Corporation continuing as the surviving corporation (the “Trizec Merger”) and (b) Merger Operating Company will be merged with and into the Operating Company with the Operating Company continuing as the surviving limited liability company (the “Operating Company Merger,” and together with the Trizec Merger, the “Mergers”). In addition, TZ Canada will effect an arrangement pursuant to which

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
AcquisitionCo and its affiliates will acquire all of the outstanding multiple voting shares and subordinate voting shares of TZ Canada (the “Arrangement,” and together with the Mergers, the “Transactions”).

Under the terms of the Merger Agreement, at the effective time of the Trizec Merger, each share of common stock of the Corporation issued and outstanding immediately prior to the effective time of the Trizec Merger (other than shares held in treasury and shares owned by TZ Canada and its subsidiaries, Parent and affiliates of Parent, and shares held by stockholders who properly exercise appraisal rights under Delaware law) will be converted into, and canceled in exchange for, one share of redeemable preferred stock of the surviving corporation, which will be immediately redeemed for a cash amount equal to the sum of $29.01 plus additional merger consideration that represents a pro rata portion of the regular quarterly dividend allocable to the quarter in which the Mergers are closed, in each case without interest (such cash amount, the “Trizec Merger Consideration”). In addition, at the effective time of the Operating Company Merger, each common unit of limited liability company interest in the Operating Company (other than units held by the Corporation or any of the Corporation’s subsidiaries, which units will remain outstanding) issued and outstanding immediately prior to the effective time of the Operating Company Merger will be converted into, and canceled in exchange for, one redeemable preferred unit (“Redeemable Preferred Unit”). In lieu of retaining this Redeemable Preferred Unit, holders of Redeemable Preferred Units may elect to (a) redeem such Redeemable Preferred Units in exchange for an amount per unit equal to the Trizec Merger Consideration or (b) convert each such Redeemable Preferred Units, on a one-for-one basis, for continuing common units in the surviving operating company, subject to the terms and conditions of an amended and restated operating agreement of the surviving operating company that will be adopted pursuant to the Operating Company Merger.

Concurrently with entering into the Merger Agreement, TZ Canada entered into a voting agreement with Parent and MergerCo pursuant to which TZ Canada has agreed to vote all of the shares of common stock of the Corporation that TZ Canada and its subsidiaries own (including any shares that may be acquired by them after the date of the Merger Agreement) in favor of the Merger Agreement subject to the terms and conditions thereof (the “Trizec Voting Agreement”). As of the date of the Trizec Voting Agreement, the securities subject to the Trizec Voting Agreement represented approximately 38.1% of the outstanding voting power of the common stock of the Corporation. In addition, P.M. Capital Inc. (“PMCI”), an affiliate of TZ Canada and the owner of 7,522,283 multiple voting shares and 1,972,435 subordinate voting shares of TZ Canada, entered into a voting agreement with Parent and AcquisitionCo pursuant to which PMCI has agreed to vote all such shares (including any shares that may be acquired by PMCI after the date of the Merger Agreement) in favor of the Arrangement, subject to the terms and conditions thereof (the “PMCI Voting Agreement”).

The Transactions, which are expected to close during the fourth quarter of 2006, are subject to customary closing conditions, including, among other things, (a) the requisite approval and adoption of the Merger Agreement by the holders of the outstanding common stock of the Corporation and (b) the requisite approval of the Arrangement by the holders of the outstanding shares of TZ Canada. The closing of the Transactions is not subject to a financing condition. Additionally, pending completion of the proposed Trizec Merger, the Corporation has agreed to conduct its business in the ordinary course and consistent with its past practices. Under the Merger Agreement, it has agreed to various covenants regarding the conduct of its business and other general matters. These covenants include, among other things, limitations on its ability to acquire properties or sell or encumber its assets, enter into or amend any material contract and, subject to a list of enumerated exceptions in the Merger Agreement, incur or pre-pay indebtedness, or issue or repurchase equity. The Merger Agreement and the Mergers were approved by the Corporation’s board of directors upon the recommendation of the special committee of the Corporation’s board of directors. In addition, TZ Canada’s board of directors approved the Merger Agreement and the Arrangement.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 include the accounts and operating results of the Corporation and its subsidiaries. All significant intercompany transactions have been eliminated.

The Corporation consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity, as defined in Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB 51.” The Corporation also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Corporation does not have a

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. The cost method of accounting is applied to entities when (i) the Corporation’s investment is minimal (typically less than 5%) and (ii) the Corporation’s investment is passive.

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

Stock Based Compensation

Effective July 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123. SFAS No. 123(R) requires that compensation cost is measured as the fair value of the stock option at the date of grant, eliminates the alternative to use the intrinsic value method of accounting prescribed in APB No. 25, and clarifies and expands the guidance of SFAS No. 123 in several areas. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period beginning after June 15, 2005. SFAS No. 123(R) applies to all awards granted, modified, repurchased, or cancelled after the effective date and the cumulative effect of initially applying SFAS No. 123(R), if any, is to be recognized as of the required effective date. The Corporation adopted SFAS No. 123(R) effective as of January 1, 2006 using the modified prospective application method. The adoption of SFAS No. 123(R) did not have a material impact on the Corporation’s results of operations, financial position or liquidity.

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
3. REAL ESTATE
     The Corporation’s investment in real estate is comprised of:

	June 30,	December 31,
	2006	2005
Properties:
Held for the long term, net	$5,325,874	$3,749,836
Held for disposition, net	—	147,545

	$5,325,874	$3,897,381

     Properties – Held for the Long Term

	June 30,	December 31,
	2006	2005
Land	$740,508	$563,729
Buildings and improvements	4,808,192	3,483,814
Tenant improvements	391,150	302,878
Furniture, fixtures and equipment	11,646	13,941

	5,951,496	4,364,362
Less: accumulated depreciation	(713,014)	(638,956)

	5,238,482	3,725,406
Properties held for development	87,392	24,430

Properties held for the long term, net	$5,325,874	$3,749,836

     Properties – Held for Disposition

	June 30,	December 31,
	2006	2005
Land	$—	$5,704
Buildings and improvements	—	164,343
Tenant improvements	—	11,985

	—	182,032
Less: accumulated depreciation	—	(34,487)

Properties held for disposition, net	$—	$147,545

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
The table below summarizes the Corporation’s properties designated as held for disposition pursuant to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) subsequent to December 31, 2004.

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
During the second quarter of 2006, the Corporation re-classified Northstar Center, located in Minneapolis, Minnesota, from held for disposition to held for the long term as such property no longer meets the criteria for classification as discontinued operations pursuant to SFAS No. 144. In accordance with the provisions of SFAS No. 144, the Corporation recaptured depreciation expense for the period such property was classified as held for disposition.
In accordance with SFAS No. 144, the results of operations and gains or losses on disposition, if any, for the seven properties previously designated as held for disposition and sold prior to June 30, 2006 have been reported as discontinued operations for all periods presented.
The following table summarizes the combined condensed results of operations, excluding any gains or losses on disposition, for the three and six months ended June 30, 2006 and 2005, respectively, for all properties designated as held for disposition.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenues	$319	$15,033	$2,621	$32,313

Operating expenses	(130)	(5,709)	(1,459)	(12,632)
Property taxes	(6)	(1,219)	575	1,594
Depreciation and amortization	—	(2,709)	—	(5,439)
Interest and other income	5	29	33	301
Interest expense	—	(2,259)	—	(4,566)
(Provision)Benefit for income and other taxes	(163)	61	266	61

Income from discontinued operations	$25	$3,227	$2,036	$11,632

(Loss) Gain on Disposition of Discontinued Real Estate During the Six Months Ended June 30, 2006 for Properties Designated as Held for Disposition Pursuant to SFAS No. 144

					(Loss)
			Rentable	Net Sales	Gain
Date Sold	Property	Location	Sq. Ft.	Price	on Sale
January 9	Williams Center I & II	Tulsa, OK	770,000	$35,318	$(28)
March 10	First Citizens Plaza	Charlotte, NC	477,000	76,647	32,309

				$111,965	$32,281

Tax expense related to sales					(724)

Gain on disposition of discontinued real estate					$31,557

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
     Acquisitions of Real Estate During the Six Months Ended June 30, 2006

Date			Rentable
Purchased	Property	Location	Sq. Ft.	Net Purchase Price
April 21	1372 Peachtree Land	Atlanta, GA	N/A	$6,268
May 2	6060 Center Drive	Los Angeles, CA	257,000	111,984
May 2	6080 Center Drive	Los Angeles, CA	288,000	141,786
May 2	6100 Center Drive	Los Angeles, CA	286,000	118,245
May 2	6601 Center Drive	Los Angeles, CA	103,000	30,666
May 2	Howard Hughes Tower	Los Angeles, CA	318,000	130,580
May 2	Howard Hughes Land	Los Angeles, CA	N/A	56,694
May 2	Howard Hughes Spectrum Club	Los Angeles, CA	37,000	18,084
May 2	Westwood Center	Los Angeles, CA	313,000	176,614
May 2	9665 Wilshire Blvd.	Beverly Hills, CA	161,000	92,340
May 2	5670 Wilshire Blvd.	Los Angeles, CA	409,000	113,271
May 2	World Savings Center	Los Angeles, CA	471,000	204,986
May 2	Sorrento Towers	San Diego, CA	599,000	205,391
May 2	701 B Street	San Diego, CA	566,000	183,507
May 2	707 Broadway	San Diego, CA	170,000	53,166

				$1,643,582

In April 2006, the Corporation acquired a land parcel for future development at 1372 Peachtree Street, located in Atlanta, Georgia, from an unrelated third party for a net purchase price of approximately $6,268. The land parcel was purchased with available cash.
In May 2006, the Corporation acquired the Arden Portfolio for a net purchase price of approximately $1,637,314. The Corporation financed the Acquisition through a combination of a draw of the entire $1,300,000 available for borrowing under a term loan, a draw of approximately $140,000 under its existing unsecured credit facility, available cash, the assumption of an approximately $58,480 outstanding mortgage loan encumbering one of the properties and the issuance by the Operating Company of 2,498,671 common units of its limited liability company membership interests, valued at approximately $61,428, to certain eligible limited partners of Arden OP. These common units become redeemable for cash or, at the Corporation’s election, shares of its common stock beginning one year from their issuance under the terms of the Operating Company’s limited liability company operating agreement. In addition, holders of these common units are entitled to certain registration rights pursuant to an agreement the Corporation entered into with such holders.
In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” the Corporation allocated the net purchase prices of the 1372 Peachtree land acquisition and the Arden Portfolio acquisition as follows:

		1372
	Arden	Peachtree
	Portfolio	Land	Total
Land	$231,727	$6,268	$237,995
Building and improvements	1,234,070	—	1,234,070
Tenant improvements	62,188	—	62,188
Leasing commissions	22,240	—	22,240
In-place lease value at market	58,818	—	58,818
Tenant relationship value	74,898	—	74,898
Above market lease value	30,059	—	30,059
Below market lease value	(76,686)	—	(76,686)

	$1,637,314	$6,268	$1,643,582

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
Pro Forma Financial Information
The following pro forma results of operations of the Corporation for the six months ended June 30, 2006 and 2005 are presented as if the acquisition of the Arden Portfolio had occurred on January 1, 2005.

	For the six months ended June 30,
	2006	2005

Pro forma total revenues	$453,304	$426,056

Pro forma (loss) income from continuing operations	$(13,833)	$13,550

Pro forma net income	$19,234	$45,995

Pro forma net income available to common stockholders	$18,503	$43,611

Pro forma net income available to common stockholders per weighted average common shares outstanding:
Basic	$0.12	$0.28

Diluted	$0.12	$0.28

Pro forma weighted average shares outstanding, basic	156,944,685	153,817,403

Pro forma weighted average shares outstanding, diluted	156,944,685	158,459,992

4. UNCONSOLIDATED REAL ESTATE JOINT VENTURES
The Corporation participates in unconsolidated real estate joint ventures in various operating properties which are accounted for using the equity method. In most instances, these projects are managed by the Corporation.
The following is a summary of the Corporation’s ownership interest in its eight unconsolidated real estate joint ventures and one unconsolidated real estate development joint venture at June 30, 2006 and December 31, 2005:

		Legal Interest(1)
		June 30,	December 31,
Entity	Property and Location	2006	2005

Marina Airport Building, Ltd.	Marina Towers, Los Angeles, CA	50%	50%
Dresser Cullen Venture	Kellogg, Brown & Root Tower, Houston, TX	50%	50%
Main Street Partners, L.P.	Bank One Center, Dallas, TX	50%	50%
1114 TrizecHahn-Swig, L.L.C.	The Grace Building, New York, NY	50%	50%
1411 TrizecHahn-Swig, L.L.C.	1411 Broadway, New York, NY	50%	50%
1460 Leasehold TrizecHahn Swig L.L.C./1460 Fee TrizecHahn Swig L.L.C.	1460 Broadway, New York, NY	50%	50%
Trizec Plaza of the Americas, L.P.	Plaza of the Americas, Dallas, TX	50%	50%
Waterview Investor, L.P.	Waterview Development, Arlington, VA	25%	25%
750 Ninth Street Parent, L.L.C.	Victor Building, Washington, D.C.	50%	50%

(1)	The amounts shown above approximate the Corporation’s legal ownership interest as of June 30, 2006 and December 31, 2005. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
Unconsolidated Real Estate Joint Venture Financial Information
The following represents combined summarized financial information of the Corporation’s unconsolidated real estate joint ventures:
Balance Sheet Information

	June 30,	December 31,
	2006	2005
Assets
Real estate, net	$718,530	$692,948
Other assets	259,771	256,909

Total Assets	$978,301	$949,857

Liabilities and Equity
Mortgage debt and other loans	$1,012,770	$857,509
Other liabilities	55,076	58,737
Partners’ (deficit) equity	(89,545)	33,611

Total Liabilities and Equity	$978,301	$949,857

Corporation’s share of (deficit) equity	$(63,074)	$1,580
Net excess of cost of investments over the net book value of underlying assets	157,978	160,832
Reclassification of distributions in excess of investments in unconsolidated real estate joint ventures	52,213	44,190

Carrying Value of Corporation’s Investment In Unconsolidated Real Estate Joint Ventures	$147,117	$206,602

Corporation’s Share of Mortgage Debt	$485,935	$413,710

Income Statement Information

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Total Revenues	$58,278	$52,472	$116,651	$104,672

Expenses
Operating and other	26,578	23,877	54,280	48,739
Depreciation and amortization	10,283	5,232	20,269	12,117

Total Expenses	36,861	29,109	74,549	60,856

Other Income (Expense)
Interest and other income	806	439	1,499	742
Interest expense	(14,458)	(12,368)	(27,417)	(23,749)

Total Other Expense	(13,652)	(11,929)	(25,918)	(23,007)

Net Income	$7,765	$11,434	$16,184	$20,809

Corporation’s share of net income	$3,881	$5,750	$8,079	$10,432
Amortization of net excess of cost of investments over the net book value of underlying assets	(1,286)	(1,246)	(2,550)	(1,855)

Income from unconsolidated real estate joint ventures	$2,595	$4,504	$5,529	$8,577

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
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
Waterview Investor, L.P.
In September 2005, three wholly-owned subsidiaries of Waterview Investor, L.P., a joint venture in which the Corporation owns a 25% interest, entered into two loan agreements (“Waterview Development Loan A” and “Waterview Development Loan B”) providing construction financing for the development of the Waterview project, located in Rosslyn, Virginia. The $218,300 Waterview Development Loan A is being used to finance the construction of the office building, initially bears interest at LIBOR plus a spread of 1.60%, matures in August 2009 and is subject to two one-year extension options. The LIBOR spread can be reduced to 1.35% if certain performance measures are achieved. The $78,000 Waterview Development Loan B is being used to finance the construction of the combined hotel and residential building, bears interest at LIBOR plus a spread of 2.00%, matures in August 2009 and is subject to two one-year extension options. Concurrently, these entities entered into two interest rate swap contracts to lock in a fixed interest rate. The swap contract on Waterview Development Loan A, in an accreting notional amount from approximately $49,976 to approximately $132,357, is effective as of October 3, 2005, bears a fixed interest rate of 4.28% and matures on October 1, 2007. The swap contract on Waterview Development Loan B, in a roller coaster notional amount from approximately $315 to approximately $54,534, is effective September 1, 2006, bears a fixed interest rate of 4.36% and matures on February 1, 2008. At June 30, 2006, the benefit to unwind the interest rate swap contract on Waterview Development Loan A and Waterview Development Loan B is approximately $1,502 and $357, respectively, and is recorded through other comprehensive income. For the three and six months ended June 30, 2006, the Corporation recorded, through other comprehensive income, an unrealized derivative gain of approximately $104 and $265, respectively, related to these swap contracts.
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
Contributions, Advances and Distributions
During the six months ended June 30, 2006, the Corporation made cash and non-cash contributions to and investments in its unconsolidated real estate joint ventures in the aggregate amount of approximately $2,888 and capitalized interest on its investment in the Waterview development project in the amount of approximately $221. The Corporation received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $77,039. Included in distributions received from the

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
Corporation’s unconsolidated real estate joint ventures is approximately $47,635 and approximately $20,000 of distributions received from 750 Ninth Street, L.L.C. and Marina Airport Building Ltd., respectively, as a result of proceeds received from mortgage loan financings.
During the six months ended June 30, 2005, the Corporation made cash contributions to its unconsolidated real estate joint ventures in the aggregate amount of approximately $2,765 and capitalized interest payments on its investment in the Waterview development project in the amount of approximately $417. The Corporation received distributions from its unconsolidated real estate joint ventures in the aggregate amount of approximately $11,612.
The Corporation has received net distributions in excess of its investments in 1114 TrizecHahn-Swig, L.L.C., 1411 TrizecHahn-Swig, L.L.C. (the “Swig Joint Ventures”) and Marina Airport Building, Ltd. At June 30, 2006 and December 31, 2005, such excess net distributions totaled approximately $52,213 and $44,190, respectively, and have been recorded in other accrued liabilities as the Corporation is committed to provide financial support to the Swig Joint Ventures and Marina Airport Building, Ltd. in the future.
Certain of the Corporation’s joint venture agreements include provisions whereby, at certain specified times, each party has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Corporation is not obligated to purchase the interest of its outside joint venture partners.
5. CONSOLIDATED REAL ESTATE JOINT VENTURES
Although the financial condition and results of operations of the following real estate joint ventures are consolidated, there are unaffiliated parties that own interests in these real estate joint ventures. The Corporation consolidates these real estate joint ventures because it owns at least 50% of the respective ownership entities and controls major decisions. The following is a summary of the Corporation’s ownership in consolidated real estate joint ventures at June 30, 2006 and December 31, 2005:

		Legal Interest(1)
		June 30,	December 31,
Entity	Property and Location	2006	2005

TrizecHahn 1065 Avenue of the Americas L.L.C.	1065 Avenue of the Americas, New York, NY	99.0%	99.0%
Trizec 2001 M Street Holdings L.L.C.	2001 M Street, Washington, D.C.	98.0%	98.0%
TrizecHahn Mid-Atlantic I Limited Partnership	Various	98.0%	98.0%

(1)	The amounts shown above approximate the Corporation’s legal ownership interest as of June 30, 2006 and December 31, 2005. Cash flows from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. The Corporation’s share of these items is subject to change based on, among other things, the operations of the property and the timing and amount of capital transactions.
TrizecHahn Mid-Atlantic I Limited Partnership
The Corporation owned 100% of the general partner units and approximately 98.0% of the limited partnership units (“JBG Units”) of TrizecHahn Mid-Atlantic I Limited Partnership at June 30, 2006 and December 31, 2005. The remaining JBG Units are held by unrelated limited partners who have a right to redeem their JBG Units before 2012, at a redemption value equal to the fair market value of an equivalent number of shares of common stock of Trizec Properties. Upon redemption of the JBG Units, TrizecHahn Mid-Atlantic I Limited Partnership is required to pay cash to the holder in an amount equal to the redemption value, or the Corporation has the option to assume directly and satisfy the redemption obligation of TrizecHahn Mid-Atlantic I Limited Partnership by paying the redemption value either in cash or by issuing a number of shares of its common stock equal to the redemption value. The redemption value of the outstanding JBG Units was approximately $6,297 and $5,462 at June 30, 2006 and December 31, 2005, respectively. The change in redemption value is recorded as an allocation to minority interest in the consolidated statements of operations.

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
6. MORTGAGE DEBT, OTHER LOANS AND UNSECURED CREDIT FACILITY

	Total Debt
	June 30, 2006		December 31, 2005
	Weighted		Weighted
	Average	Principal	Average	Principal
	Interest Rates	Balance	Interest Rates	Balance

Collateralized property loans:
At fixed rates (1)	5.92%	$1,853,628	6.26%	$1,847,095
At variable rates	6.35%	58,480
Other loans:
At fixed rates	6.57%	16,058	6.57%	16,178

Total collateralized property and other loans	5.94%	$1,928,166	6.26%	$1,863,273

Unsecured credit facility and term loan:
At fixed rates (1)	6.62%	$310,245	6.57%	$60,245
At variable rates	6.56%	1,372,255	5.38%	286,755

Total unsecured credit facility and term loan	6.57%	$1,682,500	5.59%	$347,000

	6.23%	$3,610,666	6.16%	$2,210,273

(1)	Includes $400,000 of variable rate debt fixed through interest rate swap contracts at June 30, 2006 and $150,000 of variable rate debt fixed through interest rate swap contracts at December 31, 2005. See discussion below.
Certain of the Corporation’s loans are cross-collateralized with, or subject to cross-default or cross-acceleration provisions in, other loans.
Financing Related to the Acquisition of the Arden Portfolio
New term loan
On May 2, 2006, in connection with the acquisition of the Arden Portfolio, the Corporation and two of its subsidiaries, Trizec Partners Real Estate, LP (“TPRELP”) and Trizec Cal Holdings, LLC (“TCHLLC,” and together with TPRLEP, the “Borrowers”), entered into a Credit Agreement (the “Term Loan Agreement”) with a group of lenders led by Deutsche Bank Securities Inc., as lead arranger and sole book-running manager, and Deutsche Bank Trust Company Americas, as administrative agent (“DBTCA”), to facilitate the consummation of the Corporation’s and its subsidiaries’ acquisition of the Arden Portfolio. Under the Term Loan Agreement, the Borrowers may borrow up to $1,300,000 in a single draw (the “Term Loan”). The Borrowers borrowed the entire $1,300,000 under the Term Loan concurrently with entering into the Term Loan Agreement. The Term Loan Agreement expires in May 2007 and has two 6-month extension options. The Corporation currently is the sole guarantor under the Term Loan but some of its subsidiaries may be required to become additional guarantors under certain circumstances in the future.
The outstanding balance of the Term Loan is subject to an interest rate of LIBOR plus 1.40% during the initial one-year term, LIBOR plus 2.00% during the first extension period and LIBOR plus 2.50% during the second extension period. The Term Loan is collateralized by a first priority pledge of the Corporation’s indirect ownership interests in the Borrowers. Under the terms of the Term Loan Agreement, the Corporation is mandatorily required to use any and all of the net proceeds from sales of its assets, investments in the Corporation by joint venture partners, and debt or equity issuances by the Corporation or its subsidiaries to repay the outstanding amounts of the Term Loan. In addition, the Term Loan subjects the Corporation to certain financial covenants, including a total leverage ratio not to exceed 65% of its total assets, an interest coverage ratio of not less than 1.75x and a fixed charge coverage ratio of not less than 1.40x.

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
Amendment to 2005 Unsecured Credit Facility
To enable the Corporation and its subsidiaries to borrow the Term Loan and enter into the Term Loan Agreement, and to provide additional financial covenant flexibility, the Corporation and certain of its subsidiaries also entered into an amendment (the “Amendment”) to its amended and restated unsecured credit facility (as amended, the “2005 Unsecured Credit Facility”) on March 31, 2006 with DBTCA, as administrative agent, and various other lenders. The Amendment became effective on May 2, 2006 upon, and only upon, the execution of the Term Loan Agreement as well as the satisfaction of certain conditions. The Amendment also contained a provision whereby the Amendment would have been void and would not have had any effect if the Term Loan Agreement had not been executed, and certain other conditions had not been satisfied, by July 31, 2006. The Amendment amended certain financial covenants as reflected in the 2005 Unsecured Credit Facility by: (a) reducing the minimum interest coverage ratio from 2.0x to 1.75x during the initial term of the 2005 Unsecured Credit Facility, but which ratio would revert back to 2.0x during the extension period; (b) reducing the minimum fixed charge coverage ratio from 1.5x to 1.4x, but reverting back to 1.5x during the extension period; and (c) permanently increasing the maximum permitted leverage ratio from 60% to 65%. The initial term of the 2005 Unsecured Credit Facility expires in October 2008, and has a one-year extension option.
The Corporation borrowed approximately $140,000 under the 2005 Unsecured Credit Facility to fund a portion of the purchase price of the acquisition of the Arden Portfolio. Immediately after the borrowing, the total outstanding balance under the 2005 Unsecured Credit Facility was approximately $432.0 million.
Assumed mortgage loan
In conjunction with the acquisition of the Arden Portfolio, the Corporation assumed a $58,480 mortgage loan collateralized by one of the acquired properties. The assumed mortgage loan bears interest at LIBOR plus 1.15% and is scheduled to mature in May 2008.
Swap transaction
In addition, to enable the Corporation to meet certain financial covenants contained in the Term Loan and the 2005 Unsecured Credit Facility that limit the percentage of its outstanding indebtedness that may bear interest at a variable rate, the Corporation entered into a swap transaction with The Bank of Nova Scotia (the “Bank of Nova Scotia”) on May 2, 2006 to convert the interest rate on a notional amount of $250,000 of the Corporation’s indebtedness from variable to fixed, at a fixed rate of 5.23% (the “Effective Rate”). Under the swap arrangement, which expires and will be settled in May 2007, the Corporation will pay to the Bank of Nova Scotia an amount equal to the interest payment applicable on the $250,000 notional amount at the Effective Rate and the Bank of Nova Scotia will pay to the Corporation an amount equal to the interest payment applicable on the same notional amount at a variable interest rate based on LIBOR, which initially is 5.04% and will be recalculated monthly. Such net payments between the Corporation and the Bank of Nova Scotia will occur monthly. The Corporation may terminate the swap arrangement at any time provided that the Corporation and the Bank of Nova Scotia settle any pending settlement amounts at such time of termination.
Collateralized Property Loans
Property loans are collateralized by deeds of trust or mortgages on properties and mature at various dates between August 2007 and March 2016.

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
At June 30, 2006, the Corporation had the following interest rate swap contracts outstanding:

				Benefit
Notional	Interest	Maturity		(Cost) to
Amount	Rate	Date	Index	Unwind
$250,000	5.23%	May 1, 2007	1-MO LIBOR	$531
100,000	5.58%	March 15, 2008	1-MO LIBOR	(184)
50,000	5.62%	March 15, 2008	1-MO LIBOR	(125)

$400,000				$222

At December 31, 2005, the Corporation had the following interest rate swap contracts outstanding:

Notional	Interest	Maturity		Cost to
Amount	Rate	Date	Index	Unwind
$100,000	5.58%	March 15, 2008	1-MO LIBOR	$(1,824)
50,000	5.62%	March 15, 2008	1-MO LIBOR	(954)

$150,000				$(2,778)

At June 30, 2006 and December 31, 2005, the debt hedged by the interest rate swap contracts was classified as fixed in the Total Debt table above. For the three and six months ended June 30, 2006, the Corporation recorded, through other comprehensive income, an unrealized derivative gain of approximately $1,580 and $2,999, respectively, related to interest rate swap contracts. For the three and six months ended June 30, 2005, the Corporation recorded, through other comprehensive income, an unrealized derivative loss of approximately $930 and an unrealized derivative gain of approximately $2,571, respectively, related to interest rate swap contracts.
In April 2006, the Corporation made scheduled payments of approximately $135,500 on its fixed rate commercial mortgage pass-through certificates primarily by drawing on the 2005 Unsecured Credit Facility.
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
In March 2006, the Corporation refinanced the $228,446 mortgage loan on One New York Plaza, located in New York, New York, which bore interest at a fixed rate of 7.27%, with a $400,000 mortgage loan bearing interest at a fixed rate of 5.50% (or 5.14% after settlement of forward-starting swap contracts as discussed below) and scheduled to mature in March 2016. In September 2005, the Corporation entered into a forward-starting swap contract, in the notional amount of $250,000, at a swap rate of 4.53%, to lock in a maximum interest rate on the anticipated refinancing of the mortgage loan on One New York Plaza. In February 2006, the Corporation entered into an additional forward-starting swap contract, in the notional amount of $145,700, at a swap rate of 5.11%, to lock in the maximum fixed interest rate on the anticipated refinancing. Upon closing of the refinanced mortgage loan, the Corporation received approximately $10,410 in settlement of the two forward-starting swap contracts, which has been recorded in other comprehensive income. The approximately $10,410 received in settlement of the forward-starting swap contracts will be amortized into interest expense over the life of the mortgage loan. In addition, the Corporation recorded a loss on early debt retirement of approximately $301, comprised primarily of the write-off of unamortized deferred financing costs related to the refinanced mortgage loan.

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
2005 Unsecured Credit Facility

The Corporation’s 2005 Unsecured Credit Facility consists of a $750,000 revolver, bears interest at LIBOR plus a spread of 0.95% to 1.65% based on the Corporation’s total leverage and expires in October 2008, with a one-year extension option. In addition to the financial covenants previously discussed, the financial covenants under the 2005 Unsecured Credit Facility also include the requirement for the Corporation’s net worth to be in excess of $1.5 billion and restrict dividends or distributions to no more than 90% of the Corporation’s funds from operations (as defined in the 2005 Unsecured Credit Facility agreement). If the Corporation is in default in respect of its obligations under the 2005 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain the Corporation’s REIT status. At June 30, 2006, the Corporation was in compliance with these financial covenants.

At June 30, 2006, the amount eligible to be borrowed under the Corporation’s 2005 Unsecured Credit Facility was approximately $742,710, of which approximately $382,500 was drawn and outstanding. At December 31, 2005, the amount eligible to be borrowed under the Corporation’s 2005 Unsecured Credit Facility was approximately $750,000 of which approximately $347,000 was drawn and outstanding. Certain conditions of the 2005 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time.

7.	MINORITY INTEREST – OPERATING COMPANY

On May 2, 2006, as part of the financing of the acquisition of the Arden Portfolio, the Operating Company issued 2,498,671 common units of its limited liability company membership interests valued at $61,428, to certain eligible limited partners of Arden OP. The Corporation owned an approximate 98.4% membership interest in the Operating Company at June 30, 2006.

8.	STOCKHOLDERS’ EQUITY

Common Dividends

				Dividend/
				Distribution	Total
	Declaration			Per	Dividend/
2006	Date	Record Date	Payable Date	Share/Unit	Distribution
First Quarter	03/09/2006	03/31/2006	04/17/2006	$0.20	$31,803
Second Quarter	06/13/2006	06/30/2006	07/17/2006	$0.20	$32,180 (1)

(1)	Includes a prorated second quarter distribution of approximately $335 payable to the Operating Company unitholders.
Special Voting Stock Dividends

2006	Declaration Date	Record Date	Payable Date	Total Dividend
First Quarter	03/09/2006	03/31/2006	04/17/2006	$372
Second Quarter	06/13/2006	06/30/2006	07/17/2006	$359
Class F Convertible Stock Dividends

On March 9, 2006, the Corporation declared an aggregate annual dividend of approximately $5 for its Class F convertible stock, payable on April 17, 2006, to the holders of record at the close of business on March 31, 2006.

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
Restricted Stock Rights

During the six months ended June 30, 2006, the Corporation awarded 238,748 restricted stock rights and 113,244 performance based restricted stock rights to certain employees. These restricted stock rights and performance based restricted stock rights had initial fair values of approximately $5,607 and $2,656, respectively, on the date of grant. The restricted stock rights vest ratably over periods of one to five years. The performance based restricted stock rights vest ratably over a period of five years provided that specific performance objectives are achieved. The fair value of the restricted stock rights will be charged to earnings as compensation expense over the vesting period.

During the six months ended June 30, 2006, the Corporation awarded 13,152 restricted stock rights to certain directors of the Corporation. These restricted stock rights had a fair value of approximately $290 on the date of grant. The restricted stock rights vested immediately and the fair value of the restricted stock rights was charged to earnings as compensation expense.

Compensation expense related to restricted stock, restricted units and restricted stock rights totaled approximately $2,183 and $1,185, respectively, for the three months ended June 30, 2006 and 2005. Compensation expense related to restricted stock, restricted units and restricted stock rights totaled approximately $4,212 and $2,163, respectively, for the six months ended June 30, 2006 and 2005.

Employee Stock Purchase Plan

During the six months ended June 30, 2006, 81,760 shares were issued to employees under the Corporation’s Employee Stock Purchase Plan.

Stock Options

During the six months ended June 30, 2006, certain employees of the Corporation exercised 844,870 non-qualified employee stock options. Proceeds to the Corporation from the exercise of such non-qualified employee stock options were approximately $15,549.

Compensation expense related to non-qualified employee stock options totaled approximately $1 and $(12), respectively, for the three months ended June 30, 2006 and 2005. Compensation expense related to non-qualified employee stock options totaled approximately $17 and $47, respectively, for the six months ended June 30, 2006 and 2005.

Warrants

During the six months ended June 30, 2006, certain employees and former employees of the Corporation exercised 18,250 warrants. Proceeds to the Corporation from the exercise of such warrants were approximately $286.

Treasury Stock

During the six months ended June 30, 2006, common shares held in treasury increased by approximately $147 due to the forfeiture of 3,000 shares of restricted common stock and the surrendering of 3,983 common shares as payment of statutory withholdings for the vesting of restricted common stock.

Long-Term Outperformance Compensation Program

On June 4, 2006, in connection with the approval of the Trizec Merger, the Board of Directors of Trizec approved and adopted an amendment to the Corporation’s long-term outperformance compensation program (the “OPP”) in order (1) to change the valuation date under the OPP from the closing date of a change in control transaction to the date of signing of a definitive agreement in connection with any such change in control transaction (the “Signing Date”), (2) to use the dollar value of the transaction consideration per share of common stock of Trizec in determining OPP awards to be made in connection with the change in control, and (3) to adjust the Peer Group TRS calculations (under Section 1.3 of the

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
OPP) to key those calculations off the Signing Date. The OPP amendment also clarifies that OPP awards would be made immediately prior to the closing of the transaction (and contingent thereon). The OPP provides that awards made in connection with a change in control will become fully vested upon the effective date of such change in control.

9.	EARNINGS PER SHARE

	For the three months ended		For the six months ended
Computation of Basic Earnings per Share	June 30,		June 30,
	2006	2005	2006	2005
(Loss) Income from continuing operations	$(3,027)	$22,011	$8,710	$39,895
Gain on disposition of real estate, net	—	256	—	256
Less: Special voting and Class F convertible stockholders’ dividends	(359)	(1,175)	(731)	(2,384)

(Loss) Income from Continuing Operations Available to Common Stockholders	(3,386)	21,092	7,979	37,767

Discontinued operations	25	24,099	33,593	32,711

Net (Loss) Income Available to Common Stockholders	$(3,361)	$45,191	$41,572	$70,478

Basic Earnings per Common Share
(Loss) Income from continuing operations available to common stockholders	$(0.02)	$0.14	$0.05	$0.25
Discontinued operations	—	0.16	0.21	0.21

Net (Loss) Income Available to Common Stockholders per Weighted Average Common Share Outstanding – Basic(1)	$(0.02)	$0.29	$0.26	$0.46

Weighted average shares outstanding
Basic	157,195,035	154,536,290	156,944,685	153,817,403

(1)	May not total the sum of the per share components due to rounding.

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts

	For the three months ended		For the six months ended
Computation of Diluted Earnings per Share	June 30,		June 30,
	2006	2005	2006	2005
(Loss) Income from continuing operations	$(3,027)	$22,011	$8,710	$39,895
Loss from continuing operations attributable to Operating Company units	—	—	(142)	—
Gain on disposition of real estate, net	—	256	—	256
Less: Special voting and Class F convertible stockholders’ dividends	(359)	(1,175)	(731)	(2,384)

(Loss) Income from Continuing Operations Available to Common Stockholders	(3,386)	21,092	7,837	37,767

Discontinued operations	25	24,099	33,593	32,711

Net (Loss) Income Available to Common Stockholders	$(3,361)	$45,191	$41,430	$70,478

Diluted Earnings per Common Share
(Loss) Income from continuing operations available to common stockholders	$(0.02)	$0.13	$0.05	$0.24
Discontinued operations	—	0.15	0.21	0.21

Net (Loss) Income Available to Common Stockholders per Weighted Average Common Share Outstanding – Diluted(1)	$(0.02)	$0.29	$0.26	$0.45

Weighted average shares outstanding
Basic	157,195,035	154,536,290	156,944,685	153,817,403
Dilutive effect of securities(2)	—	2,209,468	4,491,613	2,143,918

Diluted	157,195,035	156,745,758	161,436,298	155,961,321

(1)	May not total the sum of the per share components due to rounding.

(2)	Represents the dilutive effect of stock options, restricted stock, restricted units, restricted stock rights, warrants, potential shares to be issued under the Corporation’s Long-Term Outperformance Compensation Program and units in the Operating Company.
The dilutive effect of securities for the three months ended June 30, 2005 was calculated based on $19.73 per share, which represents the average daily trading price for the three months ended June 30, 2005. The dilutive effect of securities for the six months ended June 30, 2006 and June 30, 2005 were calculated based on $24.86 per share and $19.02 per share, respectively, which represent the average daily trading price for the six months ended June 30, 2006 and June 30, 2005, respectively. Not included in the computation of diluted net income available to common stockholders per share, as they would have had an anti-dilutive effect were the following securities:

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock options	3,377,278	790,000	—	1,018,333
Restricted stock, restricted units and restricted stock rights	1,897,909	—	—	479,636
Warrants	1,282,042	7,500	—	24,500
Operating Company units	2,498,671	—	—	—
10.	CONTINGENCIES

Litigation

On June 6, 2006, two substantially identical purported stockholder class action lawsuits related to the Merger Agreement were filed by the same counsel in the Circuit Court of Cook County, Illinois, Doris Staehr v. Trizec Properties, et al. (Case No. 06CH11226) and Hubert Van Gent v. Trizec Properties, et al. (Case No. 06CH11571), naming the Corporation and each of its directors as defendants. The lawsuits allege, among other things, that the Corporation’s directors were conflicted, unjustly enriched, and engaged in self-dealing, and violated their fiduciary duties to the Corporation’s stockholders in approving the Mergers, the Merger Agreement and the other transactions contemplated by the Merger Agreement.

The lawsuits seek to enjoin the completion of the Mergers and the related transactions. Additionally, among other things, the lawsuits seek class action status, rescission of, to the extent already implemented, the Mergers, the Trizec Voting Agreement, the PMCI Voting Agreement, and the termination fees, and costs and disbursements incurred in connection with the lawsuits, including attorneys’ and experts’ fees. The Corporation intends to vigorously defend the actions. However, even if these lawsuits are determined to be without merit, they may potentially delay or, if the delay is substantial enough to prevent the consummation of the Mergers by December 31, 2006, potentially prevent the closing of the Mergers.

The Corporation is contingently liable under guarantees that are issued in the normal course of business and with respect to litigation and claims arising from time to time. While the final outcome with respect to claims and litigation pending at June 30, 2006 cannot be predicted with certainty, in the opinion of management, any liability which may arise from such contingencies would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
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

Insurance

The Corporation carries insurance on its properties of types and in amounts that it believes adequately insure all of its properties and are in line with coverage obtained by owners of similar properties. The Corporation has two wholly-owned captive insurance companies, Concordia Insurance L.L.C. (“Concordia”) and Chapman Insurance L.L.C. (“Chapman”). Concordia underwrites terrorism, general liability and workers compensation insurance programs for its wholly-owned properties. Chapman underwrites terrorism, general liability and workers compensation insurance programs for the Corporation’s joint venture properties and properties with respect to which the Corporation has third-party management agreements. Insofar as the Corporation owns Concordia and Chapman, it is responsible for their liquidity and capital resources; the accounts of Concordia and Chapman are part of the Corporation’s consolidated financial statements. If the Corporation experiences a loss and Concordia or Chapman is required to pay under its insurance policies, the Corporation would ultimately record the loss to the extent of such required payment. The Corporation’s terrorism insurance program maintains additional coverage from third-party commercial insurers.

11.	SEGMENT INFORMATION

The Corporation has determined that its reportable segments are those that are based on its method of internal reporting, which classifies its office operations by regional geographic area. This reflects a management structure with dedicated regional leasing and property management teams. The Corporation’s reportable segments by major metropolitan area for office operations in the United States are: Atlanta, Chicago, Dallas, Houston, Los Angeles/San Diego, New York, Washington, D.C. and other markets. The Corporation primarily evaluates operating performance based on internal operating income, which is

Notes to the Consolidated Financial Statements
$ in thousands, except share, unit and per share amounts
defined as total revenue including tenant recoveries, parking, fee and other income less operating expenses and property taxes. Internal operating income also includes properties designated as held for disposition and reported as discontinued operations. Properties included in discontinued operations for the three and six months ended June 30, 2006 and June 30, 2005 included: one in Tulsa, OK; one in Los Angeles, CA; one in St. Louis, MO; one in Charlotte, NC; and three in Washington, D.C. Internal operating income excludes property related depreciation and amortization expense. The accounting policies for purposes of internal reporting are the same as those described for the Corporation in Note 2 from the Corporation’s 2005 Annual Report on Form 10-K, Significant Accounting Policies, except that real estate operations conducted through unconsolidated joint ventures are consolidated on a proportionate line-by-line basis, as opposed to the equity method of accounting. All key financing, investing, capital allocation and human resource decisions are managed at the corporate level.

Notes to the Financial Statements
$ in thousands, except share, unit and per share amounts
The following presents internal operating income by reportable segment for the three months ended June 30, 2006 and 2005.

For the three months ended June 30, 2006 and 2005

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles/San Diego
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Property Operations
Total property revenue	$19,234	$19,304	$16,437	$18,468	$21,568	$21,299	$31,665	$29,407	$57,539	$24,108
Total property expense	(8,074)	(7,506)	(8,351)	(8,497)	(12,843)	(11,284)	(16,371)	(14,805)	(23,904)	(11,558)

Internal Operating Income	$11,160	$11,798	$8,086	$9,971	$8,725	$10,015	$15,294	$14,602	$33,635	$12,550

Internal Property Assets	$393,729		$397,996		$491,190		$423,955		$2,720,233

	Office Properties, continued
	New York		Washington, D.C.		Other Markets		Corporate & Other		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Property Operations
Total property revenue	$48,933	$51,186	$35,064	$34,889	$10,442	$18,245	$2,408	$2,699	$243,290	$219,605
Total property expense	(21,685)	(24,128)	(13,239)	(12,526)	(5,084)	(9,382)	(853)	(501)	(110,404)	(100,187)

Internal Operating Income	$27,248	$27,058	$21,825	$22,363	$5,358	$8,863	$1,555	$2,198	$132,886	$119,418

Internal Property Assets	$962,354		$1,035,902		$197,195		$73,097		$6,695,651

Notes to the Financial Statements
$ in thousands, except share, unit and per share amounts
The following presents internal operating income by reportable segment for the six months ended June 30, 2006 and 2005.

For the six months ended June 30, 2006 and 2005

	Office Properties
	Atlanta		Chicago		Dallas		Houston		Los Angeles/San Diego
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Property Operations
Total property revenue	$38,758	$38,993	$33,433	$37,759	$43,028	$42,558	$61,799	$57,281	$89,588	$50,733
Total property expense	(16,220)	(15,820)	(17,008)	(17,073)	(25,111)	(22,602)	(32,741)	(29,245)	(37,868)	(23,021)

Internal Operating Income	$22,538	$23,173	$16,425	$20,686	$17,917	$19,956	$29,058	$28,036	$51,720	$27,712

Internal Property Assets	$393,729		$397,996		$491,190		$423,955		$2,720,233

	Office Properties, continued
	New York		Washington, D.C.		Other Markets		Corporate & Other		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Property Operations
Total property revenue	$99,525	$100,954	$69,776	$67,894	$22,475	$36,279	$4,629	$5,325	$463,011	$437,776
Total property expense	(46,585)	(48,538)	(26,136)	(24,853)	(11,850)	(20,117)	(865)	3,001	(214,384)	(198,268)

Internal Operating Income	$52,940	$52,416	$43,640	$43,041	$10,625	$16,162	$3,764	$8,326	$248,627	$239,508

Internal Property Assets	$962,354		$1,035,902		$197,195		$73,097		$6,695,651

Notes to the Financial Statements
$ in thousands, except share, unit and per share amounts
     The following is a reconciliation of internal operating income to (loss) income from continuing operations.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Internal property revenue	$243,290	$219,605	$463,011	$437,776
Less: Real estate joint venture property revenue	(28,863)	(25,919)	(57,839)	(51,947)
Less: Discontinued operations	(319)	(15,033)	(2,621)	(32,313)

Total revenues	214,108	178,653	402,551	353,516

Internal property operating expenses	(110,404)	(100,187)	(214,384)	(198,268)
Less: Real estate joint venture operating expenses	13,302	11,944	27,255	24,406
Less: Discontinued operations	136	6,928	884	11,038

Total operating expenses and property taxes	(96,966)	(81,315)	(186,245)	(162,824)

General and administrative	(12,012)	(10,007)	(21,286)	(19,015)
Depreciation and amortization	(60,752)	(40,820)	(107,889)	(79,429)
Interest and other income	2,158	2,050	3,235	3,247
Loss on early debt retirement	—	—	(312)	(14)
Recovery on insurance claims	—	—	113	—
Interest expense	(50,650)	(33,391)	(84,889)	(66,804)
Lawsuit settlement	417	—	417	760
(Provision) Benefit for income and other corporate taxes, net	(1,406)	2,737	(1,318)	2,316
Minority interest	(519)	(400)	(1,196)	(435)
Income from unconsolidated real estate joint ventures	2,595	4,504	5,529	8,577

(Loss) Income from Continuing Operations	$(3,027)	$22,011	$8,710	$39,895

     The following is a reconciliation of internal property assets to consolidated total assets.

June 30, 2006
Internal property assets	$6,695,651
Less: Pro rata real estate joint venture assets	(604,842)
Add: Investment in unconsolidated real estate joint ventures	147,117

Total Assets	$6,237,926

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
Overview
     We are one of the largest fully integrated and self-managed, publicly traded office real estate investment trusts, or REITs, in the United States. We are engaged in owning and managing office properties in the United States. At June 30, 2006, we owned interests in 53 consolidated office properties comprising approximately 32.2 million square feet of total area. At June 30, 2006, we also had ownership interests in eight unconsolidated real estate joint venture office properties comprising approximately 7.4 million square feet of total area and one unconsolidated real estate development joint venture.
     Our office properties are primarily concentrated in seven core markets in the United States, located in the following major metropolitan areas: Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Houston, Texas; Los Angeles/San Diego, California; New York, New York; and Washington, D.C.
     We were launched as a publicly traded U.S. office REIT in May 2002, as part of the reorganization of Canadian-based TrizecHahn Corporation. As part of its reorganization, TrizecHahn Corporation formed Trizec Canada Inc., a Canadian company that, as of June 30, 2006, owned, together with its affiliates, approximately 38.1% of our common stock and all of our outstanding special voting stock and Class F convertible stock. In December 2004, we formed Trizec Holdings Operating LLC (the “Operating Company”), a Delaware limited liability company in which we became the sole managing member, as part of the reorganization of our operating structure into an umbrella partnership real estate investment trust. We conduct substantially all of our business, and own substantially all of our assets, through the Operating Company.
Acquisition of the Arden Portfolio
     On May 2, 2006, we completed the acquisition of a portfolio comprised of 13 properties, totaling approximately 4.0 million square feet, and several undeveloped land parcels located in Southern California (the “Arden Portfolio”), from Arden Realty, Inc. (“Arden”) and certain of its subsidiaries (the “Acquisition”) for an aggregate consideration of approximately $1.6 billion.
     We acquired the Arden Portfolio in a simultaneous two-step transaction by first acquiring all of the equity interests in a limited liability company that owns the office building located at 5670 Wilshire Boulevard and substantially all of the equity interests in a second limited liability company that owns the Howard Hughes Spectrum Club, followed by the acquisition of fee or ground lease interests in the 11 remaining properties, certain undeveloped parcels of land and the remaining equity interests in the second limited liability company. The Acquisition occurred (a) pursuant to the previously disclosed Purchase and Sale Agreement, dated December 19, 2005, as amended by that First Amendment dated December 21, 2005, by and between the Operating Company, and General Electric Capital Corporation (“GECC”), and (b) in conjunction with the completion of the merger of Arden and its operating partnership, Arden Realty Limited Partnership (“Arden OP”), with various subsidiaries of GECC on May 2, 2006 pursuant to the previously disclosed Agreement and Plan of Merger, dated as of December 21, 2005, as amended, by and among us, the Operating Company, Arden, Arden OP, GECC and certain of GECC’s subsidiaries.
     We financed the Acquisition through a combination of a draw of the entire $1.3 billion available for borrowing under a term loan, a draw of approximately $140.0 million under our existing unsecured credit facility, available cash, the assumption of an approximately $58.5 million outstanding mortgage loan encumbering one of the properties, and the issuance by the Operating Company of approximately 2.5 million common units of its limited liability company membership interests, valued at approximately $61.4 million, to certain eligible limited partners of Arden OP. These common units become redeemable for cash or, at our election, shares of our common stock beginning one year from their issuance under the terms of the Operating Company’s limited liability company operating agreement. In addition, holders of these common units are entitled to certain registration rights pursuant to an agreement we entered into with such holders.
Proposed Merger with Affiliates of Brookfield Properties
     On June 5, 2006, we, the Operating Company and Trizec Canada Inc., a Canadian corporation and an indirect holder of approximately 38.1% of the our outstanding common stock and all of our outstanding special voting stock and Class F convertible stock (“TZ Canada”), entered into an Agreement and Plan of Merger and Arrangement Agreement (the “Merger Agreement”) with Grace Holdings LLC, a newly-formed Delaware limited liability company (“Parent”), Grace Acquisition Corporation, a newly-formed Delaware corporation and a wholly-owned subsidiary of Parent (“MergerCo”), 4162862 Canada Limited, a newly-formed Canadian corporation and an affiliate of Parent (“AcquisitionCo”), and Grace OP LLC, a newly-formed Delaware limited liability company (“Merger Operating Company” and together with Parent, MergerCo, and AcquisitionCo, the “Buyer Parties”). The Buyer Parties are affiliates of Brookfield Properties Corporation, a publicly traded real estate company (“Brookfield Properties”).
     Pursuant to the Merger Agreement, at closing (a) MergerCo will merge with and into us with us continuing as the surviving corporation (the “Trizec Merger”) and (b) Merger Operating Company will be merged with and into the Operating Company with the Operating Company continuing as the surviving limited liability company (the “Operating Company Merger,” and together with the Trizec Merger, the “Mergers”). In addition, TZ Canada will effect an arrangement pursuant to which AcquisitionCo and its affiliates will acquire all of the outstanding multiple voting shares and subordinate voting shares of TZ Canada (the “Arrangement,” and together with the Mergers, the “Transactions”).
     Under the terms of the Merger Agreement, at the effective time of the Trizec Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Trizec Merger (other than shares held in treasury and shares owned by TZ Canada and its subsidiaries, Parent and affiliates of Parent, and shares held by stockholders who properly exercise appraisal rights under Delaware law) will be converted into, and canceled in exchange for, one share of redeemable preferred stock of the surviving corporation, which will be immediately redeemed for a cash amount equal to the sum of $29.01 plus additional merger consideration that represents a pro rata portion of the regular quarterly dividend allocable to the quarter in which the Mergers are closed, in each case without interest less applicable taxes (such cash amount, the “Trizec Merger Consideration”). In addition, at the effective time of the Operating Company Merger, each common unit of limited liability company interest in the Operating Company (other than units held by us or any of our subsidiaries, which units will remain outstanding) issued and outstanding immediately prior to the effective time of the Operating Company Merger will be converted into, and canceled in exchange for, one redeemable preferred unit (“Redeemable Preferred Unit”). In lieu of retaining this Redeemable Preferred Unit, holders of Redeemable Preferred Units may elect to (a) redeem such Redeemable Preferred Units in exchange for an amount per unit equal to the Trizec Merger Consideration or (b) convert each such Redeemable Preferred Units on a one-for-one basis for continuing common units in the surviving operating company, subject to the terms and conditions of an amended and restated operating agreement of the surviving operating company that will be adopted pursuant to the Operating Company Merger.
     Concurrently with entering into the Merger Agreement, TZ Canada entered into a voting agreement with Parent and MergerCo pursuant to which TZ Canada has agreed to vote all of the shares of our common stock that TZ Canada and its subsidiaries own (including any shares that may be acquired by them after the date of the Merger Agreement) in favor of the Merger Agreement subject to the terms and conditions thereof (the “Trizec Voting Agreement”). As of the date of the Trizec Voting Agreement, the securities subject to the Trizec Voting Agreement represented approximately 38.1% of the outstanding voting power of our common stock. In addition, P.M. Capital Inc. (“PMCI”), an affiliate of TZ Canada and the owner of 7,522,283 multiple voting shares and 1,972,435 subordinate voting shares of TZ Canada, entered into a voting agreement with Parent and AcquisitionCo pursuant to which PMCI has agreed to vote all such shares (including any shares that may be acquired by PMCI after the date of the Merger Agreement) in favor of the Arrangement, subject to the terms and conditions thereof (the “PMCI Voting Agreement”).
     The Transactions, which are expected to close during the fourth quarter of 2006, are subject to customary closing conditions, including, among other things, (a) the requisite approval and adoption of the Merger Agreement by the holders of our outstanding common stock and (b) the requisite approval of the Arrangement by the holders of the outstanding shares of TZ Canada. The closing of the Transactions is not subject to a financing condition. Additionally, pending completion of the proposed Trizec Merger, we have agreed to conduct our business in the ordinary course and consistent with our past practices. Under the Merger Agreement, we have agreed to various covenants regarding the conduct of our business and other general matters. These covenants include, among other things, limitations on our ability to acquire properties or sell or encumber our assets, enter into or amend any material contract and, subject to a list of enumerated exceptions in the Merger Agreement, incur or prepay indebtedness, or issue or repurchase equity. The Merger Agreement and the Mergers were approved by our board of directors upon the recommendation of the special committee of our board of directors. In addition, TZ Canada’s board of directors approved the Merger Agreement and the Arrangement.
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
     The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2006 and 2005.
     Trends in Occupancy
     Although the macroeconomic conditions that negatively affected employment levels over the past few years have improved, demand for office space in our core markets has been relatively stagnant resulting in relatively flat occupancy rates. However, we are optimistic that demand for office space will improve during the remainder of 2006 and into 2007. The office rental market continues to be extremely competitive. Such competitive environment for attracting tenants continues to apply downward pressure on market rents and upward pressure on tenant incentives. Our focus for the remainder of the year will be on renewing or releasing expiring space. The table below reflects occupancy rates by market at June 30, 2006 compared to December 31, 2005 and shows the percentage of square feet scheduled to expire during the remainder of the year for our consolidated office portfolio and our unconsolidated real estate joint venture properties, excluding our unconsolidated real estate development joint venture.

	Occupancy Rates at		Occupancy Rates at		% of Space Expiring During
	June 30, 2006		December 31, 2005		Remainder of 2006
		Unconsolidated		Unconsolidated		Unconsolidated
		Real Estate		Real Estate		Real Estate
	Consolidated	Joint Ventures	Consolidated	Joint Ventures	Consolidated	Joint Ventures
Markets:
Atlanta(1)	88.9%	N/A	91.2%	N/A	2.8%	N/A
Chicago(1)	86.2%	N/A	87.1%	N/A	1.8%	N/A
Dallas(2)	88.0%	75.9%	87.9%	77.6%	2.7%	4.0%
Houston(3)	88.4%	84.7%	84.4%	84.1%	3.1%	1.8%
Los Angeles/San Diego(3)	87.9%	91.7%	89.3%	87.3%	5.3%	5.0%
New York(4)	88.8%	96.3%	90.2%	98.7%	1.0%	1.1%
Washington, D.C.(3)	89.3%	99.8%	90.2%	99.8%	2.1%	65.0%
Other Markets	88.3%	N/A	85.8%	N/A	0.9%	N/A

Total Portfolio	88.3%	87.1%	88.2%	88.3%	3.0%	5.5%

(1)	At June 30, 2006 and December 31, 2005, we did not have any unconsolidated joint venture properties located in the Atlanta and Chicago markets.

(2)	At June 30, 2006 and December 31, 2005, we had two unconsolidated joint venture properties located in the Dallas market.

(3)	At June 30, 2006 and December 31, 2005, we had one unconsolidated joint venture property located in each of the Houston, Los Angeles/San Diego and Washington, D.C. markets.

(4)	At June 30, 2006 and December 31, 2005, we had three unconsolidated joint venture properties located in the New York market.

     For the six months ended June 30, 2006, we leased approximately 3.4 million square feet of new and renewal space on a consolidated basis. Occupancy for our consolidated portfolio was approximately 88.3% at June 30, 2006, compared to approximately 88.2% at December 31, 2005. In addition, for the six months ended June 30, 2006, leases expired at an average gross rent of approximately $24.57 per square foot and were generally being signed at an average gross rent of approximately $21.45 per square foot. For the three months ended June 30, 2006, we leased approximately 1.4 million square feet of new and renewal space on a consolidated basis. In addition, for the three months ended June 30, 2006, leases expired at an average gross rent of approximately $25.13 per square foot and were generally being signed at an average gross rent of approximately $21.88 per square foot.
     For the six months ended June 30, 2006, we leased approximately 0.3 million square feet of new and renewal space in our unconsolidated real estate joint venture properties. Occupancy for our unconsolidated real estate joint venture properties was approximately 87.1% at June 30, 2006, compared to approximately 88.3% at December 31, 2005. In addition, for the six months ended June 30, 2006, leases expired at an average gross rent of approximately $31.40 per square foot and were generally being signed at an average gross rent of approximately $32.29 per square foot. For the three months ended June 30, 2006, we leased approximately 0.2 million square feet of new and renewal space in our unconsolidated real estate joint venture properties. In addition, for the three months ended June 30, 2006, leases expired at an average gross rent of approximately $36.75 per square foot and were generally being signed at an average gross rent of approximately $36.37 per square foot.
     We monitor the financial strength of our key tenants and, therefore, their ability to pay rent and the likelihood that they will continue to pay rent, through a watch list process applied at the local, regional and corporate property management levels. This monitoring process is designed to help us identify significant credit risks. At the end of June 2006, we were closely monitoring tenants with leases representing approximately 1.5% of the leaseable area of our U.S. office portfolio and approximately 1.3% of the annual gross rent of our U.S. office portfolio.
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
     The following table is a summary of our acquisition and disposition activity from January 1, 2005 to June 30, 2006 and reflects our consolidated portfolio and our unconsolidated real estate joint venture portfolio at June 30, 2006. The buildings and total square feet shown reflect the total square footage of the properties.

			Unconsolidated Real Estate
	Consolidated		Joint Ventures
		Total		Total
		Sq. Ft. (in		Sq. Ft. (in
	Properties	thousands)	Properties	thousands)
December 31, 2004	45	30,288	7	7,020
Acquisitions	2	1,428	1	343
Dispositions	(5)	(2,310)	—	—
Re-measurements	—	23	—	(5)

December 31, 2005	42	29,429	8	7,358
Acquisitions	13	3,978	—	—
Dispositions	(2)	(1,247)	—	—

June 30, 2006	53	32,160	8	7,358

     2006 Accomplishments
     During the six months ended June 30, 2006, we completed the following key transactions:
•	In January 2006, we announced lease renewal and expansion transactions with CDW Corporation and Arnstein & Lehr totaling approximately 346,000 square feet, representing approximately 50% of the rentable space at 120 South Riverside Plaza in downtown Chicago, Illinois.

•	In January 2006, we announced the renewal of Bank of America’s leases for more than 29 floors, totaling approximately 640,000 square feet of Class A office space, at Bank of America Plaza in downtown Charlotte, North Carolina.

•	In January 2006, we sold Williams Center I & II, located in Tulsa, Oklahoma, for a gross sale price of approximately $42.5 million.

•	In January 2006, 750 Ninth Street, L.L.C., a wholly-owned subsidiary of a joint venture partnership between us and Principal Real Estate Investors, obtained an approximately $106.0 million non-recourse mortgage loan commitment, which bears interest at a fixed rate of 5.39%, is scheduled to mature in February 2016 and is collateralized by the Victor Building, located in Washington, D.C. Of the approximately $106.0 million mortgage loan commitment, approximately $95.0 million was funded on the closing date and the balance will be funded in accordance with the terms and conditions of the mortgage loan agreement. The approximately $95.0 million of loan proceeds has been distributed to the partners in accordance with the partnership agreement.

•	In February 2006, we repaid and retired the mortgage loan collateralized by 1400 K Street, N.W., located in Washington, D.C. The mortgage loan had a principal balance of approximately $20.8 million, bore interest at a fixed rate of 7.20% and was scheduled to mature in May 2006.

•	In February 2006, we announced the lease renewal and expansion of Kinder Morgan to 214,000 square feet at One Allen Center in downtown Houston.

•	In March 2006, we announced a new 465,000-square-foot lease with Chevron Corp. at Continental Center I in downtown Houston. With this lease, the property will become 99% leased.

•	In March 2006, we refinanced the mortgage loan collateralized by One New York Plaza, located in New York, New York. The mortgage loan, which had a principal balance of approximately $228.4 million and bore interest at a fixed rate of 7.27%, was refinanced with a $400.0 million mortgage loan scheduled to mature in March 2016, and bearing interest at a fixed rate of approximately 5.50% (or 5.14% after settlement of forward-starting swap contracts).

•	In March 2006, we sold First Citizens Plaza, located in Charlotte, North Carolina, for a gross sale price of approximately $77.3 million.

•	In March 2006, Marina Airport Building, Ltd., obtained an approximately $40.0 million non-recourse mortgage loan, which bears interest at a fixed rate of 5.84%, is scheduled to mature in April 2016 and is collateralized by Marina Towers, located in Los Angeles, California.

•	In April 2006, we made scheduled payments of approximately $135.5 million on our fixed rate commercial mortgage pass-through certificates primarily by drawing on our unsecured credit facility.

•	In May 2006, we and the Operating Company completed the acquisition of the Arden Portfolio from Arden for an aggregate consideration of approximately $1.6 billion.

•	In May 2006, in connection with the acquisition of the Arden Portfolio, we and certain of our subsidiaries entered into a $1.3 billion term loan agreement to finance a significant portion of the purchase price of the assets. The term loan has a one-year term and two six-month extension options and currently bears interest at LIBOR plus 1.40%, with the spread increasing to 2.00% during the first extension period and to 2.50% during the second extension period. Under the terms of the term loan, we are required to use proceeds from certain capital transactions to repay any outstanding amounts under the term loan.

•	To enable us and our subsidiaries to borrow the $1.3 billion term loan and to provide additional financial covenant flexibility, we and certain of our subsidiaries also entered into an amendment (the “Amendment”) to our unsecured credit facility (as amended, the “2005 Unsecured Credit Facility”) on March 31, 2006 with the lenders under our unsecured credit facility. The Amendment became effective on May 2, 2006 upon, and only upon, the execution of the $1.3 billion term loan agreement as well as the satisfaction of certain conditions. The Amendment also contained a provision whereby the Amendment would have been void and would not have had any effect if the $1.3 billion term loan agreement had not been executed, and certain other conditions had not been satisfied, by July 31, 2006. The Amendment amended certain financial covenants under our unsecured credit facility by: (a) reducing the minimum interest coverage ratio from 2.0x to 1.75x during the initial term of the unsecured credit facility, but reverting back to 2.0x during the extension period; (b) reducing the minimum fixed charge coverage ratio from 1.5x to 1.4x, but reverting back to 1.5x during the extension period; and (c) permanently increasing the maximum permitted leverage ratio from 60% to 65%. The initial term of the 2005 Unsecured Credit Facility expires in October 2008, and has a one-year extension option.

•	In May 2006, we borrowed approximately $140.0 million under the 2005 Unsecured Credit Facility to fund a portion of the purchase price for the acquisition of the Arden Portfolio. Immediately after this borrowing, the total outstanding balance under the 2005 Unsecured Credit Facility was approximately $432.0 million.

•	In May 2006, in connection with the acquisition of the Arden Portfolio, the Operating Company issued approximately 2.5 million common units of limited liability company membership interests, valued at approximately $61.4 million. These common units were issued to certain eligible limited partners of Arden Realty Limited Partnership and become redeemable for cash or, at our election, shares of our common stock beginning one year from their issuance.
Critical Accounting Policies
     Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of real estate assets and investments, investments in unconsolidated real estate joint ventures, derivative instruments, fair value of financial instruments, internal leasing costs, insurance and tax liabilities. During the six months ended June 30, 2006, there were no changes to these policies.
Results of Operations
     The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2006 and 2005.
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

     Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005
     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the three months ended
	June 30,		Increase	%
	2006	2005	(Decrease)	Change
	(dollars in thousands)
Total Property Revenues	$214,108	$178,653	$35,455	19.8%

Expenses
Property operating expenses	96,966	81,315	15,651	19.2%
General and administrative	12,012	10,007	2,005	20.0%
Depreciation and amortization	60,752	40,820	19,932	48.8%

Total Expenses	169,730	132,142	37,588	28.4%

Operating Income	44,378	46,511	(2,133)	4.6%

Other Income (Expense)
Interest and other income	2,158	2,050	108	5.3%
Interest expense	(50,650)	(33,391)	(17,259)	51.7%
Lawsuit settlement	417	—	417	—

Total Other Expense	(48,075)	(31,341)	(16,734)	53.4%

(Loss) Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate, Net	(3,697)	15,170	(18,867)	124.4%
(Provision) Benefit for income and other corporate taxes, net	(1,406)	2,737	(4,143)	151.4%
Minority interest	(519)	(400)	(119)	29.8%
Income from unconsolidated real estate joint ventures	2,595	4,504	(1,909)	42.4%

(Loss) Income from Continuing Operations	(3,027)	22,011	(25,038)	113.8%
Discontinued Operations
Income from discontinued operations	25	3,227	(3,202)	99.2%
Gain on disposition of discontinued real estate, net	—	20,872	(20,872)	—

(Loss) Income Before Gain on Disposition of Real Estate, Net	(3,002)	46,110	(49,112)	106.5%
Gain on disposition of real estate, net	—	256	(256)	—

Net (Loss) Income	(3,002)	46,366	(49,368)	106.5%

Special voting and Class F convertible stockholders’ dividends	(359)	(1,175)	816	69.4%

Net (Loss) Income Available to Common Stockholders	$(3,361)	$45,191	$(48,552)	107.4%

Other Information:

Straight-Line Revenue (excluding discontinued operations)	$8,286	$3,239	$5,047	155.8%

Lease Termination Fees (excluding discontinued operations)	$549	$1,788	$(1,239)	69.3%

     Property Revenues
     Property revenues increased by approximately $35.5 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. In line with our overall investment strategy, we acquired 1200 K Street, N.W., located in Washington, D.C., in the second quarter of 2005, Figueroa at Wilshire, located in Los Angeles, California, in the third quarter of 2005, and the Arden Portfolio, comprised of 13 properties, totaling approximately 4.0 million square feet, and several undeveloped land parcels located in Southern California, in the second quarter of 2006. Such acquisitions resulted in an increase in property revenues of approximately $34.5 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Rental revenues increased by approximately $2.1 million primarily due to an increase in rental rates. In addition, parking and other income increased by approximately $1.3 million primarily due to the collection of bad debt related to Enron, a former tenant. These increases were partially offset by a decrease in tenant recoveries of approximately $1.1 million primarily due to a decrease in average occupancy. In addition, termination fee income decreased by approximately $1.3 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
     Lease termination fees are an element of ongoing real estate ownership. Included in the property revenue analysis above, for the three months ended June 30, 2006, we recognized approximately $0.5 million of termination fees compared to approximately $1.8 million for the three months ended June 30, 2005.
     Property Operating Expenses
     Property operating expenses increased by approximately $15.7 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Property operating expenses increased by approximately $14.1 million due to the acquisitions of 1200 K Street, N.W., Figueroa at Wilshire and the Arden Portfolio. Property operating expenses increased by approximately $3.1 million primarily due to an increase in utilities expense, insurance expense and general increases in other recoverable expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. In addition, there was an increase in building management expenses resulting in an increase in property operating expenses of approximately $0.4 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. These increases were partially offset by a decrease in bad debt expense of approximately $0.2 million and a decrease in property taxes of approximately $1.7 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
     Our gross margin (property revenues, excluding lease termination fees, less property operating expenses) increased to approximately 54.6% for the three months ended June 30, 2006 from approximately 54.0% for the three months ended June 30, 2005, primarily reflecting an increase in property revenues.
     General and Administrative
     General and administrative expense includes expenses for corporate and portfolio asset management functions. Expenses for property management and fee-based services are recorded as property operating expenses.
     General and administrative expense increased by approximately $2.0 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase is primarily due to an increase in employee compensation, including equity based compensation, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, partially offset by a decrease in professional fees incurred during the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
     Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $19.9 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The acquisitions of 1200 K Street, N.W., Figueroa at Wilshire and the Arden Portfolio resulted in an increase in depreciation and amortization expense of approximately $18.7 million. In addition, during the three months ended June 30, 2006, Northstar Center, located in Minneapolis, Minnesota, was reclassified from property held for disposal to property held for the long term, requiring depreciation expense to be recaptured for the period such property was held for disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This resulted in an additional $2.1 million in depreciation expense in the second quarter of 2006.

These increases were partially offset by a decrease of approximately $0.9 million primarily due to a decrease in accelerated depreciation of tenant improvements resulting from the early termination of leases during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
     Interest and Other Income
     Interest and other income remained relatively unchanged for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
     Interest Expense
     Interest expense increased by approximately $17.3 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Interest expense increased by approximately $15.3 million due to the $1.3 billion term loan obtained in connection with the acquisition of the Arden Portfolio. Interest expense increased by approximately $2.9 million due to a higher outstanding balance on our credit facility. In addition, interest expense increased by approximately $1.6 million in conjunction with the refinancing of the mortgage loan collateralized by One New York Plaza, located in New York, New York, in the first quarter of 2006. A decrease in capitalized interest on the Waterview mixed-use development resulted in an increase in interest expense of approximately $0.3 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. These increases were partially offset by the repayment and retirement of certain mortgage loans and the scheduled payment of approximately $135.5 million of fixed rate commercial mortgage pass-through certificates, which resulted in a decrease in interest expense of approximately $2.8 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
     Lawsuit Settlement
     During the three months ended June 30, 2006, we reached a settlement with a former retail property tenant and collected approximately $0.4 million as of June 30, 2006.
     (Provision) Benefit for Income and Other Corporate Taxes, Net
     Income and other taxes include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes increased by approximately $4.1 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to a settlement of previously recorded tax liabilities during the second quarter of 2005. We had previously recorded a tax liability related to 1998 tax issues between us and a wholly-owned subsidiary of Trizec Canada Inc. and the United States Internal Revenue Service (“IRS”). During the second quarter of 2005, the wholly owned subsidiary of Trizec Canada Inc. reached a settlement with, and made payment to, the IRS with regard to the 1998 tax matters. As a result, we determined that we were relieved of any potential tax liability related to that matter and therefore reduced our tax liability by, and recorded a benefit from income taxes of, approximately $2.8 million.
     Minority Interest
     During the three months ended June 30, 2006, an increase in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in a minority interest loss of approximately $0.6 million. This loss was partially offset by minority interest income of approximately $0.1 million attributable to the common units of limited liability company membership interests issued in connection with the acquisition of the Arden Portfolio.
     During the three months ended June 30, 2005, an increase in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in a minority interest loss of approximately $0.4 million.
     Income from Unconsolidated Real Estate Joint Ventures
     Income from unconsolidated real estate joint ventures decreased by approximately $1.9 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This decrease is primarily attributable to a net loss of approximately $0.8 million for the Victor Building, located in Washington, D.C., which was acquired in the fourth quarter of 2005, and a decrease of approximately $1.1 million in net income for Bank One Center, located in Dallas, Texas, primarily related to increases in bad debt expense and interest expense for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
     Discontinued Operations
     Income from properties classified as discontinued operations decreased by approximately $3.2 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Income from discontinued operations for the three months ended June 30, 2005 includes the net income from all properties classified as held for disposition and not sold prior to July 1, 2005, whereas income from discontinued operations for the three months ended June 30, 2006 includes only the net income from properties classified as held for disposition and not sold prior to July 1, 2006.
     During the three months ended June 30, 2005, we disposed of one non-core office property that resulted in a gain on disposition of discontinued real estate of approximately $21.0 million.

     Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005
     The following is a table comparing our summarized operating results for the periods, including other selected information.

	For the six months ended
	June 30,		Increase	%
	2006	2005	(Decrease)	Change
	(dollars in thousands)
Total Property Revenues	$402,551	$353,516	$49,035	13.9%

Expenses
Property operating expenses	186,245	162,824	23,421	14.4%
General and administrative	21,286	19,015	2,271	11.9%
Depreciation and amortization	107,889	79,429	28,460	35.8%

Total Expenses	315,420	261,268	54,152	20.7%

Operating Income	87,131	92,248	(5,117)	5.5%

Other Income (Expense)
Interest and other income	3,235	3,247	(12)	0.4%
Loss on early debt retirement	(312)	(14)	(298)	2,128.6%
Recovery on insurance claims	113	—	113	—
Interest expense	(84,889)	(66,804)	(18,085)	27.1%
Lawsuit settlement	417	760	(343)	45.1%

Total Other Expense	(81,436)	(62,811)	(18,625)	29.7%

Income before Income Taxes, Minority Interest, Income from Unconsolidated Real Estate Joint Ventures, Discontinued Operations and Gain on Disposition of Real Estate, Net	5,695	29,437	(23,742)	80.7%
(Provision) Benefit for income and other corporate taxes, net	(1,318)	2,316	(3,634)	156.9%
Minority interest	(1,196)	(435)	(761)	174.9%
Income from unconsolidated real estate joint ventures	5,529	8,577	(3,048)	35.5%

Income from Continuing Operations	8,710	39,895	(31,185)	78.2%
Discontinued Operations
Income from discontinued operations	2,036	11,632	(9,596)	82.5%
Gain on disposition of discontinued real estate, net	31,557	21,079	10,478	49.7%

Income Before Gain on Disposition of Real Estate, Net	42,303	72,606	(30,303)	41.7%
Gain on disposition of real estate, net	—	256	(256)	—

Net Income	42,303	72,862	(30,559)	41.9%

Special voting and Class F convertible stockholders’ dividends	(731)	(2,384)	1,653	69.3%

Net Income Available to Common Stockholders	$41,572	$70,478	$(28,906)	41.0%

Other Information:

Straight-Line Revenue (excluding discontinued operations)	$15,490	$6,027	$9,463	157.0%

Lease Termination Fees (excluding discontinued operations)	$1,108	$3,874	$(2,766)	71.4%

     Property Revenues
     Property revenues increased by approximately $49.0 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. In line with our overall investment strategy, we acquired 1200 K Street, N.W., located in Washington, D.C., in the second quarter of 2005, Figueroa at Wilshire, located in Los Angeles, California, in the third quarter of 2005, and the Arden Portfolio in the second quarter of 2006. Such acquisitions resulted in an increase in property revenues of approximately $46.4 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Rental revenues increased approximately $1.7 million due to an increase in rental rates. Tenant recoveries increased by approximately $0.3 million primarily due to an increase in recoverable operating expenses as discussed below. In addition, parking and other income increased by approximately $3.6 million primarily due to an increase in fees associated with services provided to tenants and the collection of bad debt related to Enron, a former tenant. These increases were partially offset by a decrease in termination fee income of approximately $2.8 million and a decrease in management fee income of approximately $0.2 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Included in the property revenue analysis above, for the six months ended June 30, 2006, we recognized approximately $1.1 million of termination fees compared to approximately $3.9 million for the six months ended June 30, 2005.
     Property Operating Expenses
     Property operating expenses increased by approximately $23.4 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Property operating expenses increased by approximately $18.9 million due to the acquisitions of 1200 K Street, N.W., Figueroa at Wilshire and the Arden Portfolio. Property operating expenses increased by approximately $7.1 million primarily due to an increase in utilities expense in the New York, Dallas and Houston markets, an increase in insurance expense and a general increase in other recoverable expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. In addition, there was an increase in building management expenses resulting in an increase in property operating expenses of approximately $1.7 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. These increases were partially offset by a decrease in bad debt expense of approximately $1.9 million and a decrease in property taxes of approximately $2.4 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Our gross margin (property revenues, excluding lease termination fees, less property operating expenses) increased to approximately 53.6% for the six months ended June 30, 2006 from approximately 53.4% for the six months ended June 30, 2005, primarily reflecting an increase in property revenues.
     General and Administrative
     General and administrative expense increased by approximately $2.3 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase is primarily due to an increase in employee compensation, including equity based compensation, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, partially offset by a decrease in separation costs incurred for a departed officer and professional fees incurred during the six months ended June 30, 2005.
     Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $28.5 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The acquisitions of 1200 K Street, N.W., Figueroa at Wilshire and the Arden Portfolio resulted in an increase in depreciation and amortization expense of approximately $27.1 million. In addition, during the second quarter of 2006, Northstar Center, located in Minneapolis, Minnesota, was reclassified from property held for disposal to property held for the long term, requiring depreciation expense to be recaptured for the period such property was held for disposal in accordance with SFAS No. 144. This resulted in an additional $1.4 million in depreciation expense for the six months ended June 30, 2006.

     Interest and Other Income
     Interest and other income remained relatively unchanged for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Loss on Early Debt Retirement
     During the six months ended June 30, 2006, we refinanced the mortgage loan collateralized by One New York Plaza, located in New York, New York and recorded a loss on early debt retirement of approximately $0.3 million, primarily comprised of the write-off of unamortized deferred financing costs. In addition, during the six months ended June 30, 2006, we repaid and retired the mortgage loan collateralized by 1400 K Street, N.W., located in Washington, D.C., resulting in a minimal loss on early debt retirement comprised of the write-off of unamortized deferred financing costs.
     In December 2004, in conjunction with the sale of 250 West Pratt Street, located in Baltimore, Maryland, we and the lender of the mortgage loan collateralized by such property agreed to modify certain terms of the mortgage loan. The lender of the mortgage loan agreed to release the property as collateral for the mortgage loan in consideration of the establishment of an escrow, for the benefit of the lender, in the amount of approximately $28.7 million. The escrow was comprised of funds to be used to repay the full outstanding principal balance of the mortgage loan as well as interest payments through January 3, 2005. The escrow funds of approximately $28.7 million were included in restricted cash on our balance sheet at December 31, 2004. On January 3, 2005, the funds held in escrow were released to the lender. In conjunction with the repayment and retirement of the mortgage loan in January 2005, we recorded a minimal loss on early debt retirement during the six months ended June 30, 2005, comprised primarily of the write-off of unamortized deferred financing costs.
     Recovery on Insurance Claims
     During the six months ended June 30, 2006, we received approximately $0.1 million in insurance proceeds related to flood damage that occurred during 2005 at Ernst & Young Plaza, located in Los Angeles, California.
     Interest Expense
     Interest expense increased by approximately $18.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Interest expense increased by approximately $15.3 million due to the $1.3 billion term loan obtained in connection with the acquisition of the Arden Portfolio during the second quarter of 2006. Interest expense increased by approximately $4.0 million due to a higher outstanding balance on our credit facility during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. In addition, interest expense increased by approximately $1.7 million in conjunction with the refinancing of the mortgage loan collateralized by One New York Plaza, located in New York, New York, in the first quarter of 2006. A decrease in capitalized interest on the Waterview mixed-use development resulted in an increase in interest expense of approximately $0.2 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. These increases were partially offset by the repayment and retirement of certain mortgage loans and the scheduled payment of approximately $135.5 million of fixed rate commercial mortgage pass-through certificates, which resulted in a decrease in interest expense of approximately $3.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Lawsuit Settlement
     During the six months ended June 30, 2006, we reached a settlement with a former retail property tenant and collected approximately $0.4 million as of June 30, 2006.
     (Provision) Benefit for Income and Other Corporate Taxes, Net
     Income and other taxes include franchise, capital, alternative minimum and foreign taxes related to ongoing real estate operations. Income and other taxes increased by approximately $3.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to a settlement of previously recorded tax liabilities during the second quarter of 2005. We had previously recorded a tax liability related to 1998 tax issues between us and a wholly-owned subsidiary of Trizec Canada Inc. and the IRS. During the second quarter of 2005, the wholly owned subsidiary of Trizec Canada Inc. reached a settlement with, and made payment to, the IRS with regard to the 1998 tax matters. As a result, we determined that we were relieved of any potential tax liability related to that matter and therefore reduced our tax liability by, and recorded a benefit from income taxes of, approximately $2.8 million.
     Minority Interest
     During the six months ended June 30, 2006, an increase in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in a minority interest loss of approximately $1.3 million. This loss was partially offset by minority interest income of approximately $0.1 million attributable to the common units of limited liability company membership interests issued in connection with the acquisition of the Arden Portfolio.
     During the six months ended June 30, 2005, an increase in the redemption value in TrizecHahn Mid-Atlantic I Limited Partnership’s redeemable units resulted in a minority interest loss of approximately $0.4 million.
     Income from Unconsolidated Real Estate Joint Ventures
     Income from unconsolidated real estate joint ventures decreased by approximately $3.0 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This decrease is primarily attributable to a net loss of approximately $1.6 million for the Victor Building, located in Washington, D.C., which was acquired in the fourth quarter of 2005, and a decrease of approximately $1.2 million in net income for Bank One Center, located in Dallas, Texas, primarily related to increases in bad debt expense and interest expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. In addition, there was a decrease in aggregate net income of approximately $0.2 million for our other unconsolidated real estate joint ventures during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Discontinued Operations
     Income from properties classified as discontinued operations decreased by approximately $9.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Income from discontinued operations for the six months ended June 30, 2005 includes the net income from all properties classified as held for disposition and not sold prior to January 1, 2005, whereas income from discontinued operations for the six months ended June 30, 2006 includes only the net income from properties classified as held for disposition and not sold prior to January 1, 2006.
     During the six months ended June 30, 2006, we disposed of two non-core office properties that resulted in a net gain on disposition of discontinued real estate of approximately $31.6 million.
     During the six months ended June 30, 2005, we disposed of one non-core office property that resulted in a gain on disposition of discontinued real estate of approximately $21.0 million.
Liquidity and Capital Resources
     Our objective is to ensure, in advance, that there are ample resources to fund ongoing operating expenses, capital expenditures, debt service requirements and the distributions required to maintain our REIT status. The following discussion regarding our liquidity and capital resources is subject to the terms and conditions of the Merger Agreement, including the requirement that we obtain approval from Parent prior to taking certain actions.
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
     Our 2005 Unsecured Credit Facility is a $750.0 million unsecured credit facility, which matures in October 2008, and has a one-year extension option. The amount available for us to borrow under the 2005 Unsecured Credit Facility at any time is determined by certain properties that we, or our subsidiaries that may from time to time guarantee the 2005 Unsecured Credit Facility, own that satisfy certain conditions of eligibility. These conditions are common for unsecured credit facilities of this nature. The amount available for us to borrow under the 2005 Unsecured Credit Facility for the remainder of its term will likely fluctuate. The capacity under the 2005 Unsecured Credit Facility may decrease if we sell or place permanent financing on assets currently supporting the 2005 Unsecured Credit Facility. In addition, the capacity under the 2005 Unsecured Credit Facility may decrease if assets no longer meet certain eligibility requirements. As of June 30, 2006, the amount available for us to borrow under the 2005 Unsecured Credit Facility was approximately $742.7 million, of which $382.5 million was outstanding. During the remainder of the term of the 2005 Unsecured Credit Facility, we expect the outstanding balance to fluctuate. The balance under the 2005 Unsecured Credit Facility will likely increase from time to time as we use funds from the 2005 Unsecured Credit Facility to meet a variety of liquidity requirements such as dividend payments, tenant installation costs, future tax payments and acquisitions that may not be fully met through operations. Likewise, the balance under the 2005 Unsecured Credit Facility will also likely be reduced from time to time as we pay it down with proceeds generated from asset sales, secured borrowings, operating cash flows and other sources of liquidity.
     Under our 2005 Unsecured Credit Facility, we are subject to covenants, including financial covenants, restrictions on other indebtedness, restrictions on encumbrances of properties we use in determining our borrowing capacity and certain customary investment restrictions. In conjunction with the acquisition of the Arden Portfolio, we amended certain financial covenants, as reflected in the 2005 Unsecured Credit Facility by: (a) reducing the minimum interest coverage ratio from 2.0x to 1.75x during the initial term of the 2005 Unsecured Credit Facility, but which ratio would revert back to 2.0x during the extension period; (b) reducing the minimum fixed charge coverage ratio from 1.5x to 1.4x, but reverting back to 1.5x during the extension period; and (c) permanently increasing the maximum permitted leverage ratio from 60% to 65%. The financial covenants under the 2005 Unsecured Credit Facility also include the requirement for our net worth to be in excess of $1.5 billion and restrict dividends or distributions to no more than 90% of our funds from operations (as defined in the 2005 Unsecured Credit Facility agreement). If we are in default in respect to our obligations under the 2005 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain our REIT status. At June 30, 2006, we were in compliance with these financial covenants.
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
     We also have entered into a $1.3 billion term loan to finance the acquisition of the Arden Portfolio. The term loan has a twelve-month term, subject to two six-month extension options. The remainder of the purchase price of the Arden Portfolio was funded by drawing on our existing unsecured credit facility, available cash and the issuance of approximately $61.4 million of common units in the Operating Company. We anticipate the outstanding balance on the term loan and unsecured credit facility will be gradually repaid with proceeds from future property dispositions and permanent mortgage financings.
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
Contractual Obligations
     In conjunction with the disposition of Williams Center, located in Tulsa, Oklahoma, and First Citizens Plaza, located in Charlotte, North Carolina, as well as the repayment and retirement of the mortgage loan collateralized by 1400 K Street, N.W., located in Washington, D.C., we are no longer liable for future mortgage obligations of approximately $20.8 million and purchase obligations of approximately $2.6 million, which were previously disclosed in the contractual obligations table in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, we refinanced the $228.4 million mortgage loan on One New York Plaza, located in New York, New York, with a $400.0 million mortgage loan during the six months ended June 30, 2006.
     In conjunction with the future construction of Two Reston Crescent, located in Reston, VA, we are committed to purchase obligations in the amount of approximately $5.5 million. Construction is scheduled to commence during the third quarter of 2006.
     In conjunction with the acquisition of the Arden Portfolio, we entered into a $1.3 billion term loan and assumed a $58.5 million mortgage loan.
     No other material changes outside the ordinary course of business occurred affecting our contractual obligations during the six months ended June 30, 2006.
Cash Flow Activity
     At June 30, 2006, we had approximately $21.9 million in cash and cash equivalents as compared to approximately $36.5 million at December 31, 2005. The decrease in cash for the six months ended June 30, 2006 and June 30, 2005 are a result of the following cash flows:

	For the six months ended
	June 30,
	2006	2005
	(dollars in thousands)
Cash provided by operating activities	$97,724	$88,440
Cash used in investing activities	(1,406,858)	(181,554)
Cash provided by (used in) financing activities	1,294,573	(30,868)

	$(14,561)	$(123,982)

     Operating Activities
     Cash provided by operating activities for the six months ended June 30, 2006 was approximately $97.7 million compared to approximately $88.4 million for the six months ended June 30, 2005. Cash flows from operations depend primarily on cash generated from lease payments for leased spaces at our office properties, less expenses incurred to operate the office properties. The change in cash flows from operating activities is primarily attributable to the factors discussed in our analysis of results of operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as well as the timing of our receipt of revenues and payment of expenses.
     Investing Activities
     Net cash provided by and used in investing activities reflects the net impact of the acquisitions and dispositions of certain properties, investments in, and distributions from, our unconsolidated real estate joint ventures and the ongoing impact of expenditures on tenant installation costs and capital expenditures. During the six months ended June 30, 2006, approximately $1.4 billion of cash was used in our investing activities compared to approximately $181.6 million of cash used in our investing activities during the six months ended June 30, 2005, which are described below.
     Tenant Installation Costs
     Our office properties require periodic investments of capital for tenant installation costs related to new and renewal leasing. The competitive office rental market, combined with sublet space inventory in our major markets, has continued the upward pressure on tenant installation costs. For comparative purposes, the absolute total dollar amount of tenant installation costs in any given period is less relevant than the cost on a per square foot basis. This is because the total is impacted by the square footage both leased and occupied in any given period. Tenant installation costs consist of tenant allowances and leasing costs. Leasing costs include leasing commissions paid to third-party brokers representing tenants and costs associated with dedicated regional leasing teams who represent us and deal with tenant representatives. The following table reflects tenant installation costs for the total office portfolio we owned at June 30, 2006 and 2005, respectively, including our share of such costs incurred by unconsolidated real estate joint ventures, for both new and renewal office leases that commenced during the respective periods, regardless of when such costs were actually paid. The square feet leased data in the table represents our pro rata owned share of square feet leased.

	For the six months ended
	June 30,
	2006	2005
	(in thousands)
Square feet leased
- new leasing	1,492	1,200
- renewal leasing	1,994	1,734
Total square feet leased	3,486	2,934
Tenant installation costs	$67,684	$58,994
     Capital Expenditures
     To maintain the quality of our properties and preserve competitiveness and long-term value, we pursue an ongoing program of capital expenditures, certain of which are not recoverable from tenants. Capital expenditures for our total office portfolio, including our share of such expenditures incurred by unconsolidated real estate joint ventures, was approximately $20.7 million and $10.8 million for the six months ended June 30, 2006 and June 30, 2005, respectively. Recurring capital expenditures include, for example, the cost of roof replacement and the cost of replacing heating, ventilation, air conditioning and other building systems. In addition to recurring capital expenditures, expenditures are made in connection with non-recurring events such as asbestos abatement or removal costs, major mechanical attribute or system replacement, and redevelopment or reconstruction costs directly attributable to extending or preserving the useful life of the base building. Furthermore, as part of our office property acquisitions, we have routinely acquired and repositioned properties in their respective markets, some of which have required significant capital improvements due to deferred maintenance and the existence of shell space requiring initial tenant build-out at the time of acquisition. Some of these properties required substantial renovation to enable them to compete effectively. We take these capital improvement and new leasing tenant inducement costs into consideration when negotiating our purchase price at the time of acquisition.

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

	For the six months ended
	June 30,
	2006	2005
	(dollars in thousands)
Tenant installation costs, including leasing costs for the owned office portfolio	$67,684	$58,994
Tenant installation costs, including leasing costs, for properties disposed of during the period	512	—
Capital expenditures	20,650	10,832
Pro rata joint venture activity	(2,976)	(5,336)
Timing differences	(10,131)	(12,185)

Total of tenant improvements, leasing costs and capital expenditures per consolidated statements of cash flows	$75,739	$52,305

     Acquisitions
     In April 2006, we acquired a land parcel for future development at 1372 Peachtree Street, located in Atlanta, Georgia, from an unrelated third party for a net purchase price of approximately $6.3 million. The land parcel was purchased with available cash.
     In May 2006, we acquired the Arden Portfolio for a net purchase price of approximately $1.6 billion. We financed the acquisition through a combination of a draw of the entire $1.3 billion available for borrowing under a term loan, a draw of approximately $140.0 million under our 2005 Unsecured Credit Facility, available cash, the assumption of an approximately $58.5 million outstanding mortgage loan encumbering one of the properties and the issuance by the Operating Company of approximately 2.5 million common units of our limited liability company membership interests, valued at approximately $61.4 million, to certain eligible limited partners of Arden OP.
     Dispositions
     During the six months ended June 30, 2006, we sold two office properties, generating net proceeds of approximately $112.0 million, of which, approximately $76.0 million was deposited with an intermediary for future disbursement as we buy properties that qualify as exchanges under Section 1031 of the Internal Revenue Code.
     Unconsolidated Real Estate Joint Ventures
     During the six months ended June 30, 2006, we made cash and non-cash contributions to and investments in our unconsolidated real estate joint ventures in the aggregate amount of approximately $2.9 million and capitalized interest on our investment in the Waterview development project in the amount of approximately $0.2 million. We received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $77.0 million. Included in distributions received from our unconsolidated real estate joint ventures is approximately $47.6 million and $20.0 million of distributions received from 750 Ninth Street, L.L.C. and Marina Airport Building Ltd., respectively, as a result of proceeds received from mortgage loan financings.
     During the six months ended June 30, 2005, we made cash contributions to our unconsolidated real estate joint ventures in the aggregate amount of approximately $2.8 million, capitalized interest on our investment in the

Waterview Development in the aggregate amount of approximately $0.4 million and received distributions from our unconsolidated real estate joint ventures in the aggregate amount of approximately $11.6 million.
     We have received net distributions in excess of our investments in 1114 TrizecHahn-Swig, L.L.C., 1411 TrizecHahn-Swig, L.L.C. (the “Swig Joint Ventures”) and Marina Airport Building, Ltd. At June 30, 2006 and December 31, 2005, such excess net distributions totaled approximately $52.2 million and $44.2 million, respectively, and have been recorded in other accrued liabilities as we are committed to provide financial support to the Swig Joint Ventures and Marina Airport Building, Ltd. in the future.
Financing Activities
     During the six months ended June 30, 2006, we generated approximately $1.3 billion from our financing activities due primarily to approximately $1.7 billion of property financing, approximately $17.5 million from the issuance of our common stock, approximately $10.4 million from the settlement of forward-starting swap contracts and approximately $35.5 million from net draws on our 2005 Unsecured Credit Facility. These proceeds were partially offset by approximately $393.6 million of principal repayments on mortgage debt, approximately $64.5 million of dividend payments and approximately $10.7 million of financing expenditures.
     During the six months ended June 30, 2005, we used approximately $30.9 million in our financing activities due primarily to approximately $39.7 million of principal repayments on mortgage debt and approximately $64.6 million in dividend payments to our stockholders. These uses were offset by approximately $28.7 million released from an escrow established for repayment of the mortgage loan of 250 W. Pratt, located in Baltimore, Maryland and proceeds of approximately $44.7 million from the issuance of our common stock.
     Mortgage Debt, Other Loans and the 2005 Unsecured Credit Facility
     At June 30, 2006, our consolidated debt was approximately $3.6 billion. The weighted average interest rate on our debt was approximately 6.23% and the weighted average maturity was approximately 3.6 years.

     The following table sets forth information concerning mortgage debt, other loans and the 2005 Unsecured Credit Facility as of June 30, 2006.

		Maturity	Current	Principal	Term to
Property/(Ownership) (1)	F/V (2)	Date	Rate	Balance	Maturity
(At June 30, 2006)				($ 000’s)	(Years)
CMBS Transaction
Class A-2	F	May-11	6.09%	$42,489	4.9
Class A-3 FL	V	Mar-08	5.58%	75,821	1.7
Class A-3	F	Mar-08	6.21%	78,900	1.7
Class A-4	F	May-11	6.53%	240,600	4.9
Class B-3 FL	V	Mar-08	5.73%	13,934	1.7
Class B-3	F	Mar-08	6.36%	14,500	1.7
Class B-4	F	May-11	6.72%	47,000	4.9
Class C-3	F	Mar-08	6.52%	55,300	1.7
Class C-4	F	May-11	6.89%	45,600	4.9
Class D-3	F	Mar-08	6.94%	50,300	1.7
Class D-4	F	May-11	7.28%	40,700	4.9
Class E-3	F	Mar-08	7.25%	39,700	1.7
Class E-4	F	May-11	7.60%	32,300	4.9

Pre-swap:			6.54%	$777,144	3.5
Post-swap: (3)			6.59%	$777,144	3.5

Renaissance Tower	F	Jan-10	4.98%	$91,340	3.5
Ernst & Young Plaza	F	Feb-14	5.07%	115,811	7.6
One New York Plaza	F	Mar-16	5.50%	400,000	9.7
2000 L Street, N.W.	F	Aug-07	6.26%	56,100	1.1
2001 M Street (98%)(4)	F	Dec-14	5.25%	44,500	8.5
Bethesda Crescent	F	Jan-08	7.10%	31,512	1.5
Bethesda Crescent	F	Jan-08	6.70%	2,620	1.5
Two Ballston Plaza	F	Jun-08	6.91%	25,829	1.9
Bank of America Plaza (Los Angeles)	F	Sep-14	5.31%	242,000	8.2
One Alliance Center	F	Jul-13	4.78%	66,772	7.0
5670 Wilshire	V	May-08	6.35%	58,480	1.9
Term Loan (5)	V	May-07	6.65%	1,300,000	0.8
Unsecured Credit Facility(6)	V	Oct-08	6.34%	382,500	2.3
Other – Fixed	F	May-11	6.57%	16,058	4.9

Total Consolidated Debt			6.23%	$3,610,666	3.6

Bank One Center (50%)(7)	V	Dec-06	7.41%	$52,856	0.4
Marina Towers (50%)	F	Apr-16	5.84%	20,000	9.8
The Grace Building (50%)	F	Jul-14	5.54%	190,119	8.0
1411 Broadway (50%)	F	Jul-14	5.50%	109,281	8.0
1460 Broadway (50%)	F	Nov-12	5.11%	12,356	6.3
Waterview (25%)(8)	V	Aug-09	6.02%	19,824	3.2
Plaza of the Americas (50%)	F	Jul-11	5.12%	34,000	5.0
Victor Building (50%)	F	Feb-16	5.39%	47,499	9.6

Unconsolidated Real Estate Joint Venture Mortgage Debt			5.71%	$485,935	7.0

(1)	The economic interest of our owning entity in the associated asset is 100% unless otherwise noted.

(2)	“F” refers to fixed rate debt, “V” refers to variable rate debt. References to “V” represent the underlying loan, some of which have been fixed through hedging instruments.

(3)	Approximately $89.8 million of the seven-year floating rate tranche of the CMBS loan has been swapped from one-month LIBOR plus various spreads to a 5.98% fixed rate.

(4)	Consolidated entity.

(5)	Reflects notional allocation of $250.0 million of the floating rate Term Loan debt that has been swapped from one-month LIBOR plus spread to 6.63% fixed rate.

(6)	Reflects notional allocation of approximately $60.2 million of the floating rate 2005 Unsecured Credit Facility debt that has been swapped from one-month LIBOR plus spread to a 6.57% fixed rate.

(7)	Approximately $52.9 million of the floating rate debt has been capped at a 7.41% fixed rate.

(8)	Reflects notional allocation of approximately $17.3 million of the floating rate debt that has been swapped from one-month LIBOR to a 5.88% fixed rate.

     The following table summarizes the mortgage debt, other loans and the 2005 Unsecured Credit Facility at June 30, 2006 and December 31, 2005:
Debt Summary

	June 30,	December 31,
	2006	2005
	(dollars in thousands)
Balance:
Fixed rate	$2,179,931	$1,923,518
Variable rate	1,430,735	286,755

Total	$3,610,666	$2,210,273

Collateralized property	$1,912,108	$1,847,095
Unsecured credit facility and Term Loan	1,682,500	347,000
Other loans	16,058	16,178

Total	$3,610,666	$2,210,273

Percent of total debt:
Fixed rate	60.0%	87.0%
Variable rate	40.0%	13.0%

Total	100.0%	100.0%

Weighted average interest rate at period end:
Fixed rate	6.02%	6.27%
Variable rate	6.55%	5.38%

Total	6.23%	6.16%

Leverage ratio:
Net debt to net debt plus book equity	63.0%	51.1%

     The variable rate debt shown above bears interest based primarily on various spreads over LIBOR. The leverage ratio is the ratio of mortgage and other debt to the sum of mortgage and other debt and the book value of stockholders’ equity.
     Financing Related to the Acquisition of the Arden Portfolio
     New term loan
     On May 2, 2006, in connection with the acquisition of the Arden Portfolio, we and two of our subsidiaries, Trizec Partners Real Estate, LP (“TPRELP”) and Trizec Cal Holdings, LLC (“TCHLLC,” and together with TPRLEP,” the “Borrowers”), entered into a Credit Agreement (the “Term Loan Agreement”) with a group of lenders led by Deutsche Bank Securities Inc., as lead arranger and sole book-running manager, and Deutsche Bank Trust Company Americas, as administrative agent (“DBTCA”) to facilitate the consummation of our and our subsidiaries’ acquisition of the Arden Portfolio. Under the Term Loan Agreement, the Borrowers may borrow up to $1.3 billion in a single draw (the “Term Loan”). The Borrowers borrowed the entire $1.3 billion under the Term Loan concurrently with entering into the Term Loan Agreement. The Term Loan Agreement expires in May 2007 and has two 6-month extension options. We currently are the sole guarantor under the Term Loan but some of our subsidiaries may be required to become additional guarantors under certain circumstances in the future.
     The outstanding balance of the Term Loan is subject to an interest rate of LIBOR plus 1.40% during the initial one-year term, LIBOR plus 2.00% during the first extension period and LIBOR plus 2.50% during the second extension period. The Term Loan is collateralized by a first priority pledge of our indirect ownership interests in the Borrowers. Under the terms of the Term Loan Agreement, we are mandatorily required to use any and all of the net proceeds from sales of our assets, investments in us by joint venture partners, and debt or equity issuances by us or our subsidiaries to repay the outstanding amounts of the Term Loan. In addition, the Term Loan subjects us to certain financial covenants, including a total leverage ratio not to exceed 65% of our total assets, an interest coverage ratio of not less than 1.75x and a fixed charge coverage ratio of not less than 1.40x.

     Amendment to 2005 Unsecured Credit Facility
     To enable us and our subsidiaries to borrow the Term Loan and enter into the Term Loan Agreement, and to provide additional financial covenant flexibility, we and certain of our subsidiaries also entered into an amendment (the “Amendment”) to our amended and restated unsecured credit facility (as amended, the “2005 Unsecured Credit Facility”) on March 31, 2006 with DBTCA, as administrative agent, and various other lenders. The Amendment became effective on May 2, 2006 upon, and only upon, the execution of the Term Loan Agreement as well as the satisfaction of certain conditions. The Amendment also contained a provision whereby the Amendment would have been void and would not have had any effect if the Term Loan Agreement had not been executed, and certain other conditions had not been satisfied, by July 31, 2006. The Amendment amended certain financial covenants as reflected in the 2005 Unsecured Credit Facility by: (a) reducing the minimum interest coverage ratio from 2.0x to 1.75x during the initial term of the 2005 Unsecured Credit Facility, but which ratio would revert back to 2.0x during the extension period; (b) reducing the minimum fixed charge coverage ratio from 1.5x to 1.4x, but reverting back to 1.5x during the extension period; and (c) permanently increasing the maximum permitted leverage ratio from 60% to 65%. The initial term of the 2005 Unsecured Credit Facility expires in October 2008, and has a one-year extension option.
     We borrowed approximately $140.0 million under the 2005 Unsecured Credit Facility to fund a portion of the purchase price of the acquisition of the Arden Portfolio. Immediately after the borrowing, the total outstanding balance under the 2005 Unsecured Credit Facility was approximately $432.0 million.
     Assumed mortgage loan
     In conjunction with the acquisition of the Arden Portfolio, we assumed a $58.5 million mortgage loan collateralized by one of the acquired properties. The assumed mortgage loan bears interest at LIBOR plus 1.15% and is scheduled to mature in May 2008.
     Swap transaction
     In addition, to enable us to meet certain financial covenants contained in the Term Loan and the 2005 Unsecured Credit Facility that limit the percentage of our outstanding indebtedness that may bear interest at a variable rate, we entered into a swap transaction with The Bank of Nova Scotia (the “Bank of Nova Scotia”) on May 2, 2006 to convert the interest rate on a notional amount of $250.0 million of our indebtedness from variable to fixed, at a fixed rate of 5.23% (the “Effective Rate”). Under the swap arrangement, which expires and will be settled in May 2007, we will pay to the Bank of Nova Scotia an amount equal to the interest payment applicable on the $250.0 million notional amount at the Effective Rate and the Bank of Nova Scotia will pay to us an amount equal to the interest payment applicable on the same notional amount at a variable interest rate based on LIBOR, which initially is 5.04% and will be recalculated monthly. Such net payments between us and the Bank of Nova Scotia will occur monthly. We may terminate the swap arrangement at any time provided that we and the Bank of Nova Scotia settle any pending settlement amounts at such time of termination.
     Unsecured Credit Facility
     The 2005 Unsecured Credit Facility consists of a $750.0 million revolver, bears interest at LIBOR plus a spread of 0.95% to 1.65% based on our total leverage, and matures in October 2008, with a one-year extension option. In addition to the financial covenants previously discussed, the financial covenants under the 2005 Unsecured Credit Facility also include the requirement for our net worth to be in excess of $1.5 billion and restrict dividends or distributions to no more than 90% of our funds from operations (as defined in the 2005 Unsecured Credit Facility agreement). If we are in default in respect of our obligations under the 2005 Unsecured Credit Facility agreement, dividends will be limited to the amount necessary to maintain our REIT status. At June 30, 2006, we were in compliance with these financial covenants.
     At June 30, 2006, the amount eligible to be borrowed under our 2005 Unsecured Credit Facility was approximately $742.7 million, of which $382.5 million was drawn and outstanding. At December 31, 2005, the amount eligible to be borrowed under our 2005 Unsecured Credit Facility was approximately $750.0 million, of which approximately $347.0 million was drawn and outstanding. Certain conditions of the 2005 Unsecured Credit Facility may restrict the amount eligible to be borrowed at any time.

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
     Hedging Activities
     At June 30, 2006, we had the following interest rate swap contracts outstanding:

				Benefit
Notional	Interest	Maturity		(Cost) to
Amount	Rate	Date	Index	Unwind
$250.0	5.23%	May 1, 2007	1-MO LIBOR	$0.5
100.0	5.58%	March 15, 2008	1-MO LIBOR	(0.2)
50.0	5.62%	March 15, 2008	1-MO LIBOR	(0.1)

$400.0				$0.2

     At December 31, 2005, we had the following interest rate swap contracts outstanding:

Notional	Interest	Maturity		Cost to
Amount	Rate	Date	Index	Unwind
$100.0	5.58%	March 15, 2008	1-MO LIBOR	$(1.8)
50.0	5.62%	March 15, 2008	1-MO LIBOR	(1.0)

$150.0				$(2.8)

     At June 30, 2006 and December 31, 2005, the debt hedged by the interest rate swap contracts was classified as fixed in the Debt Summary table above. For the three and six months ended June 30, 2006, we recorded, through other comprehensive income, unrealized derivative gains of approximately $1.6 million and $3.0 million, respectively, related to interest rate swap contracts. For the three and six months ended June 30, 2005, we recorded, through other comprehensive income, an unrealized derivative loss of approximately $0.9 million and an unrealized derivative gain of approximately $2.6 million, respectively, related to interest rate swap contracts.

     Unconsolidated Real Estate Joint Venture Mortgage Debt
     The consolidated mortgage and other debt information presented above does not reflect indebtedness secured by property owned in joint venture partnerships as they are accounted for under the equity method of accounting. At June 30, 2006 and December 31, 2005, our pro rata share of this debt amounted to approximately $485.9 million and approximately $413.7 million in the aggregate, respectively.
     Principal Repayments
     The table below presents the schedule of maturities of the collateralized property loans and other loans:

	Total Debt (1)
	Office	Other	Total
	(dollars in thousands)
Balance of 2006	$8,984	$104	$9,088
2007	77,574	259	77,833
2008	461,197	276	461,473
2009	20,277	295	20,572
2010	111,875	314	112,189
Subsequent to 2010	1,232,201	14,810	1,247,011

Total	$1,912,108	$16,058	$1,928,166

Weighted average interest rate at June 30, 2006	5.93%	6.57%	5.94%

Weighted average term to maturity, in years	5.8	4.9	5.8

Percentage of fixed rate debt including variable rate debt subject to interest rate caps and interest rate swap agreements	97%	100%	97%

(1)	Excludes the 2005 Unsecured Credit Facility and the Term Loan.
     Some of our collateralized loans are cross-collateralized or subject to cross-default or cross-acceleration provisions with other loans.
     In April 2006, we made scheduled payments of approximately $135.5 million on our fixed rate commercial mortgage pass-through certificates primarily by drawing on the 2005 Unsecured Credit Facility.
Dividends/Distribution
     Common Dividends/Distributions

				Dividend/
				Distribution	Total
	Declaration			Per	Dividend/
2006	Date	Record Date	Payable Date	Share/Unit	Distribution
First Quarter	03/09/2006	03/31/2006	04/17/2006	$0.20	$31.8
Second Quarter	06/13/2006	06/30/2006	07/17/2006	$0.20	$32.2 (1)

(1)	Includes a prorated second quarter distribution of approximately $0.3 million payable to the Operating Company unitholders.
     Special Voting Stock Dividends

2006	Declaration Date	Record Date	Payable Date	Total Dividend
First Quarter	03/09/2006	03/31/2006	04/17/2006	$0.4
Second Quarter	06/13/2006	06/30/2006	07/17/2006	$0.4

     Class F Convertible Stock Dividends
     On March 9, 2006, we declared an aggregate annual dividend of approximately $0.005 million for our Class F convertible stock, payable on April 17, 2006, to the holders of record at the close of business on March 31, 2006.
Market Risk – Quantitative and Qualitative Information
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. The primary market risk facing us is our long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. We manage our market risk by matching long-term leases on our properties with long-term fixed rate non-recourse debt of similar durations. At June 30, 2006, approximately 60%, or approximately $2.2 billion, of our outstanding debt had fixed interest rates (including variable rate debt subject to interest rate caps and interest rate swap contracts), which minimizes the interest rate risk on such outstanding debt.
     We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not utilize financial instruments for trading purposes. We have entered into hedging arrangements with financial institutions that we believe are creditworthy counterparties. When undertaking hedging transactions and derivative positions, our primary objectives are to reduce our floating rate exposure, thereby reducing the risks that variable rate debt imposes on our cash flows and to lock in maximum interest rates on forecasted debt transactions, thus reducing the risks of increasing interest rates on our cash flows. Our strategy partially protects us against future increases in interest rates. At June 30, 2006, we had hedge contracts totaling $400.0 million which convert variable rate debt at LIBOR plus various spreads to a fixed rate of 6.48% and mature between May 1, 2007 and March 15, 2008. We may consider entering into additional hedging agreements with respect to all or a portion of our variable rate debt. As a result of our hedging agreements, decreases in interest rates could increase interest expense as compared to the underlying variable rate debt and could result in us making payments to unwind such agreements.
     At June 30, 2006, our total outstanding debt was approximately $3.6 billion, of which approximately $1.4 billion was variable rate debt after the impact of the hedge agreement. At June 30, 2006, the average interest rate on variable rate debt was approximately 6.55%. Taking the hedging agreements into consideration, if market interest rates on our variable rate debt were to increase by 10% (or approximately 66 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $9.4 million annually. If market rates of interest increase by 10%, the fair value of the total debt outstanding would decrease by approximately $50.8 million.
     Taking the hedging agreements into consideration, if market rates of interest on the variable rate debt were to decrease by 10% (or approximately 66 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $9.4 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $52.9 million.
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

Gain Contingencies
     Beginning in late 2001 and during 2002, we replaced a chiller at One New York Plaza, located in New York, New York, that was damaged in 2001. Total remediation and improvement costs were approximately $19.1 million. Through June 30, 2006, we have received approximately $12.1 million in insurance proceeds related to this incident. We have filed a claim for additional proceeds of approximately $7.0 million; however, we cannot provide assurance that we will be successful in collecting the additional proceeds. We will recognize the additional proceeds, if any, during the period in which we receive the insurance proceeds.
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
     The following table sets forth the reconciliation of funds from operations to net (loss) income available to common stockholders for the three and six months ended June 30, 2006 and 2005:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(dollars in thousands)
Net (loss) income available to common stockholders	$(3,361)	$45,191	$41,572	$70,478

Add/(deduct):
Gain on disposition of real estate, net	—	(256)	—	(256)
Gain on disposition of discontinued real estate, net	—	(20,872)	(31,557)	(21,079)
Loss attributable to Operating Company units	(142)	—	(142)	—
Depreciation and amortization (real estate related) including share of unconsolidated real estate joint ventures and discontinued operations	66,278	45,650	118,785	90,383

Funds from operations available to common stockholders	$62,775	$69,713	$128,658	$139,526

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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     On June 6, 2006, two substantially identical purported stockholder class action lawsuits related to the Merger Agreement were filed by the same counsel in the Circuit Court of Cook County, Illinois, Doris Staehr v. Trizec Properties, et al. (Case No. 06CH11226) and Hubert Van Gent v. Trizec Properties, et al. (Case No. 06CH11571), naming us and each of our directors as defendants. The lawsuits allege, among other things, that our directors were conflicted, unjustly enriched, and engaged in self-dealing, and violated their fiduciary duties to our stockholders in approving the Mergers, the Merger Agreement and the other transactions contemplated by the Merger Agreement.
     The lawsuits seek to enjoin the completion of the Mergers and the related transactions. Additionally, among other things, the lawsuits seek class action status, rescission of, to the extent already implemented, the Mergers, the Trizec Voting Agreement, the PMCI Voting Agreement, and the termination fees, and costs and disbursements incurred in connection with the lawsuits, including attorneys’ and experts’ fees. We intend to vigorously defend the actions. However, even if these lawsuits are determined to be without merit, they may potentially delay or, if the delay is substantial enough to prevent the consummation of the Mergers by December 31, 2006, potentially prevent the closing of the Mergers.
     We are party from time to time to a variety of other legal proceedings which are of a routine nature and incidental to our business. All of these other matters, taken together, are not expected to have a material adverse impact on us.
Item 1A. Risk Factors
     In addition to those risks and uncertainties that are described under the headings titled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and filed with the SEC on March 14, 2006 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and filed with the SEC on May 5, 2006, you should carefully consider the additional risks described below and any additional risks that may be identified in our future filings with the SEC. These risks are not the only ones that we may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our results of operations, financial condition and business operations generally, and hinder our ability to make distributions to our stockholders.
Risks Related to Our Proposed Merger
     On June 5, 2006, we entered into the Merger Agreement pursuant to which we have agreed, subject to the approval of our common stockholders and other closing conditions, including the approval of the Arrangement by TZ Canada’s shareholders, to merge with and into an affiliate of Brookfield Properties. A preliminary proxy statement in connection with this special meeting of stockholders was filed with the SEC on July 10, 2006 and may be obtained by visiting the SEC’s website at www.sec.gov. The proxy statement contains important information about us, the Buyer Parties, the Mergers and other related matters, and the discussions below contain only limited information about the Mergers. As a result, you are encouraged to read the proxy statement in its entirety for additional information about the proposed Mergers.
     In connection with the proposed Mergers, we are subject to certain risks including, but not limited to, those set forth below.
     If we are unable to consummate the proposed merger, our business, financial condition, operating results and stock price could suffer.
     The completion of the proposed Trizec Merger is subject to the satisfaction of numerous closing conditions, including the approval of the Trizec Merger by our common stockholders and approval of the Arrangement by TZ Canada’s shareholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the Merger Agreement. Further, to date, two separate lawsuits have been filed seeking class action status and seeking to enjoin the Trizec Merger, and additional legal proceedings may be instituted against us seeking to prevent the Trizec Merger from being completed. As a result, no assurances can be given that the Trizec Merger will be consummated. If our common stockholders choose not to approve the proposed Trizec Merger, or TZ Canada’s shareholders don’t approve the Arrangement, or we otherwise fail to satisfy or obtain a waiver of the satisfaction of the closing conditions to the transaction and the Trizec Merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the Merger Agreement, or any legal proceeding results in enjoining the Trizec Merger, we could be subject to various adverse consequences, including, but not limited to, the following:

•	we would remain liable for significant costs relating to the proposed Trizec Merger, including, among others, legal, accounting, financial advisory and financial printing expenses;

•	we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by our management in connection with the Trizec Merger;

•	our decision to enter into the proposed Trizec Merger may cause substantial harm to relationships with our employees and/or may divert employee attention away from day-to-day operations of our business;

•	an announcement that we have abandoned the proposed Trizec Merger could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the Trizec Merger;

•	our inability to solicit competing acquisition proposals and the possibility that we could be required to pay a termination fee of $115.0 million plus expense reimbursements of up to $25.0 million if the Merger Agreement is terminated under certain circumstances; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.
          Certain restrictive pre-closing covenants in the Merger Agreement may negatively affect our business, financial condition, operating results and cash flows.
          Pending completion of the proposed Trizec Merger, we have agreed to conduct our business in the ordinary course and consistent with our past practices. We also have agreed, subject to certain exceptions, that we and our subsidiaries will not, among other things:
•	declare, set aside, make or pay dividends or other distributions, other than (a) dividends by any of our directly or indirectly wholly owned subsidiaries, (b) the regular quarterly dividend payment not to exceed $0.20 per share, (c) special dividend on the special voting stock declared and paid in accordance with the terms of the special voting stock as set forth in our charter, (d) dividend equivalents paid with respect to the restricted share rights and (e) dividends on the Class F stock declared and paid in accordance with the terms of the Class F stock set forth in our charter;

•	acquire (by merger, consolidation, acquisition of equity interests or assets, or any other business combination) any corporation, partnership, limited liability company, joint venture or other business organization (or division thereof) or any property for consideration in excess of $500,000, or, subject to the consent of the purchaser, acquire, or enter into any other commitment or agreement for the acquisition of any real property or office properties;

•	incur any indebtedness or issue any debt securities or assume, guarantee or endorse, or otherwise as an accommodation become responsible for, the obligations of any person (other than a subsidiary) for indebtedness;

•	materially amend or terminate any material contract or enter into any new material contract or agreement;

•	increase the compensation or benefits payable to our directors, officers or non-executive employees, except for increases in the ordinary course of business consistent with past practices or grant any increase in, adopt, alter or amend any right to receive severance, change of control or termination pay or benefits except as required by the contractual commitments or our corporate policies;

•	prepay any long-term debt except in the ordinary course of business and not in excess of $10,000,000 in the aggregate for us, our subsidiaries or joint ventures taken as a whole, or pay, discharge or satisfy any material claims, liabilities or obligations except in the ordinary course of business consistent with past practice;

•	enter into a new lease or terminate, materially modify or amend any lease that relates to in excess of 100,000 square feet or net rentable area at any of our, our subsidiaries or joint ventures’ properties except in connection with a right being exercised by a tenant under an existing lease, or terminate or materially modify or amend any ground lease;

•	authorize or enter into any commitment for any new material capital expenditure other than certain permitted expenditures;

•	waive, release, assign, settle or compromise any pending or threatened action or claim other than settlements or compromises for litigation where the amount (after reduction by any insurance proceeds actually received) exceeds $500,000 in the aggregate, other than an action or claim relating to the Trizec Merger;

•	sell or otherwise dispose of, or subject to any lien, any of our subsidiaries’ or joint ventures’ properties or other material assets other than certain identified properties; and

•	announce an intention, enter into an agreement or otherwise make a commitment to do any of the foregoing.
                These restrictions could alter the manner in which we have customarily conducted our business and therefore significantly disrupt the operation of our business, and could have a material adverse effect on our business, financial condition, cash flows and operating results.
          Pending consummation of the proposed merger, existing or prospective tenants, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with us, which may harm our results of operations going forward if the merger is not consummated.
          Because the Trizec Merger is subject to several closing conditions, including the approval of the Trizec Merger by our stockholders, uncertainty exists regarding the completion of the Trizec Merger. This uncertainty may cause existing or prospective tenants, vendors and other parties to delay or defer decisions concerning their business transactions or relationships with our company, which could negatively affect our business and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
          We did not sell any securities in the six months ended June 30, 2006 that were not registered under the Securities Act of 1933, as amended.
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
          During the period from May 8, 2002 to June 30, 2006, 2,275,987 shares of our common stock registered under the Registration Statement were acquired pursuant to the exercise of warrants. All of the shares of common stock were issued or sold by us and there were no selling stockholders in the offering.
          During the period from May 8, 2002 to June 30, 2006, the aggregate net proceeds from the shares of common stock issued or sold by us pursuant to the offering were approximately $834,649. There have been no expenses incurred in connection with the offering to date. These proceeds were used for general corporate purposes.

     None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.
Issuer Purchases of Equity Securities
     We do not have a stock repurchase program. However, during the quarter ended June 30, 2006, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(a)	Per Share(a)	Programs(a)	Programs(a)
April 1, 2006 through April 30, 2006	—	—	N/A	N/A

May 1, 2006 through May 31, 2006	—	—	N/A	N/A

June 1, 2006 through June 30, 2006	3,983	$28.60	N/A	N/A

Total during Second Quarter Ended June 30, 2006	3,983	$28.60	N/A	N/A

(a)	The number of shares purchased represent the number of shares of our common stock deemed surrendered by our employees to satisfy their withholding tax obligations due to the vesting of shares of restricted common stock. For the purposes of this table, we determined the average price paid per share based on the trading price of our common stock as of the date of the determination of the withholding tax amounts relating to the vesting of shares of restricted stock. We do not currently have a stock repurchase program. We did not pay any cash consideration to repurchase these shares.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2006 annual meeting of stockholders was held on May 18, 2006. At the annual meeting, our stockholders took the following actions:
(1)	Elected eight directors to serve until the 2007 annual meeting of stockholders;

(2)	Approved the adoption of the Trizec Properties, Inc. Amended and Restated Employee Stock Purchase Plan; and

(3)	Ratified the re-appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.
     We had 157,076,138 shares of common stock outstanding as of March 20, 2006, the record date of our annual meeting. At the annual meeting, holders of an aggregate of 145,665,663 shares of common stock were present in person or represented by proxy with respect to the three proposals indicated above. In addition, the sole owner of 100 shares of our special voting stock was represented by proxy with respect to the proposal to elect eight directors. The following sets forth detailed information regarding the results of the vote at the annual meeting:

Proposal 1. Election of eight directors

		Votes
Director	Votes For	Withheld
Peter Munk	143,650,321	2,015,342
Timothy H. Callahan	145,496,767	168,896
L. Jay Cross	143,903,843	1,761,820
The Right Honourable Brian Mulroney	141,569,424	4,096,239
James J. O’Connor	143,616,988	2,048,675
Glenn J. Rufrano	143,609,198	2,056,465
Richard M. Thomson	142,669,406	2,996,257
Polyvios C. Vintiadis	143,802,982	1,862,681
     In addition, all of the shares of our special voting stock were voted for the eight nominees listed above. The eight directors listed above are the only persons that will serve as directors in 2006.

Proposal 2.	Approval of the adoption of the Trizec Properties, Inc. Amended and Restated Employee Stock Purchase Plan

Votes For	Votes Against	Abstentions	Broker Non-Votes
140,493,960	1,293,187	19,942	3,858,574
Proposal 3. Ratification of the re-appointment of PricewaterhouseCoopers LLP

Votes For	Votes Against	Abstentions	Broker Non-Votes
143,216,394	2,425,379	23,890	—
Item 5. Other Information.
     (a) Under the Trizec Properties, Inc. Change in Control Severance Pay Plan (the “Severance Plan”), which plan was adopted by our board of directors in connection with the approval of the Merger Agreement, our eligible employees are entitled to receive the value of their accrued and unpaid equity incentive awards (pro rated through the date of termination), referred to herein as the “accrued equity incentive awards,” in the event of termination of their employment under certain circumstances. The Severance Plan does not apply to Mr. Timothy H. Callahan, our President and Chief Executive Officer. On August 1, 2006, the compensation committee of our board of directors awarded to Mr. Callahan his accrued equity incentive award, having determined that such benefit was intended to apply to all of our eligible employees, including Mr. Callahan, and that such award inadvertently had been omitted. The accrued equity incentive award will be payable to Mr. Callahan in the event his employment is terminated other than for “cause” (as defined in Mr. Callahan’s employment agreement) following the closing of the proposed Trizec Merger and within two years thereafter. The actual amount to which Mr. Callahan is entitled will be based on his fiscal year 2005 equity incentive award, which was approximately $1.37 million, pro rated through the date of his termination, assuming that his employment is terminated in 2006. A copy of Mr. Callahan’s employment agreement has been filed as Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2005. A copy of the Severance Plan was filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 4, 2006.
Item 6. Exhibits.
     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIZEC PROPERTIES, INC.
Date: August 3, 2006	By:	/s/ Jerry Kyriazis
Jerry Kyriazis
Vice President and Chief Accounting Officer (On behalf of the Registrant and as the Registrant’s principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Arrangement Agreement, dated June 5, 2006, by and among Trizec Properties, Inc., Trizec Holdings Operating LLC, Trizec Canada Inc., Grace Holdings LLC, Grace Acquisition Corporation, 4162862 Canada Limited, and Grace OP LLC (incorporated by reference to Exhibit 2.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated June 4, 2006).

10.1	Credit Agreement, dated as of May 2, 2006, among Trizec Partners Real Estate, LP and Trizec Cal Holdings, LLC, as Borrowers, Trizec Properties, Inc., as Guarantor, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated May 2, 2006).

10.2	First Amendment, dated as of March 31, 2006 and effective as of May 2, 2006, to Amended and Restated Credit Agreement, among Trizec Holdings Operating LLC, Trizec Properties, Inc., certain of its subsidiaries, Deutsche Bank Trust Company Americas, and various lender parties thereto (incorporated by reference to Exhibit 10.2 of Trizec Properties, Inc.’s Current Report on Form 8-K dated May 2, 2006).

10.3†	Swap Agreement with The Bank of Nova Scotia, dated May 2, 2006.

10.4*	Trizec Properties, Inc. Change in Control Severance Pay Plan (incorporated by reference to Exhibit 10.1 of Trizec Properties, Inc.’s Current Report on Form 8-K dated June 4, 2006).

10.5*	Trizec Properties, Inc. Retention Bonus Program (incorporated by reference to Exhibit 10.2 of Trizec Properties, Inc.’s Current Report on Form 8-K dated June 4, 2006).

10.6*	Amendment to the Trizec Properties, Inc. 2004 Long-Term Outperformance Compensation Program (incorporated by reference to Exhibit 10.3 of Trizec Properties, Inc.’s Current Report on Form 8-K dated June 4, 2006).

31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certification of the Chief Executive Officer.

32.2†	Section 1350 Certification of the Chief Financial Officer.

†	Filed herewith.

*	Denotes a management contract or compensatory plan, contract or arrangement.